Form 10-Q
period 1995-03-31
CHECK TECHNOLOGY CORP
filed 1995-05-15
CIK 350692

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended:            March 31, 1995



Commission file number:                         0-10691

                          CHECK TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)



                  Minnesota                        41-1392000

(State or other jurisdiction                      (IRS Employer
of incorporation or organization)               Identification No.)



        1284 Corporate Center Drive
            St. Paul, Minnesota                          55121

 (Address of principal executive offices)             (Zip Code)



                                 (612) 454-9300

Registrant's telephone number, including area code



                                 Not Applicable


Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes   _X_           No    ___




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.



Common Stock, $.10 Par Value - - 6,060,279 shares as of May 5, 1995


                                     INDEX
                 CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated balance sheets - - March 31, 1995 and September 30, 1994

               Consolidated statements of operations - - Three months ended March 31, 1995 and 1994, and six months ended March 31, 1995 and 1994

               Consolidated statements of cash flows - - Six months ended March 31, 1995 and 1994

               Consolidated statement of stockholders' equity - - Six months ended March 31, 1995

               Notes to consolidated financial statements - - March 31, 1995


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

Item 6.        Exhibits and reports on Form 8-K

SIGNATURES

Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                                    March 31,                 September 30
                                                                                      1995                        1994
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                  $      1,134,987           $         1,871,314
     Short-term investments                                                            3,953,101                     4,396,535
     Accounts receivable less allowance for doubtful accounts of $50,000               4,660,186                     3,110,852
     Inventories
         Raw materials and component parts                                             4,757,036                     4,511,412
         Work-in-process                                                                 249,733                       259,822
         Finished Goods                                                                1,738,234                     1,922,046

                                                                                       6,745,003                     6,693,280

      Other current assets                                                               456,260                       365,339

                  TOTAL CURRENT ASSETS                                                16,949,537                    16,437,320




EQUIPMENT AND FIXTURES
     Machinery and equipment                                                           1,998,016                     1,974,868
     Furniture and fixtures                                                            2,530,414                     2,468,243
     Leasehold improvements                                                              225,929                       209,663

                                                                                       4,754,359                     4,652,774
     Less accumulated depreciation and amortization                                    3,684,714                     3,486,458

                                                                                       1,069,645                     1,166,316

     TOTAL ASSETS                                                               $     18,019,182            $       17,603,636

See notes to consolidated financial statements.




LIABILITIES AND STOCKHOLDERS' EQUITY                                               March 31,               September 30
                                                                                     1995                      1994


CURRENT LIABILITIES
     Accounts payable and accrued expenses                                     $      1,543,342          $        2,111,652

     Employee compensation and related taxes                                            408,141                     837,451

     Income taxes payable                                                               506,776                     379,173

     Deferred revenue                                                                   549,691                     489,909

     Current portion of capital lease obligations                                        72,524                      74,541

     TOTAL CURRENT LIABILITIES                                                        3,080,474                   3,892,726

     Capital lease obligations -- less current portion                                  137,080                     143,104

TOTAL LIABILITIES                                                                     3,217,554                   4,035,830

STOCKHOLDERS' EQUITY

    Capital Stock

       Series B Convertible Preferred Stock--par value $.10
       per share--authorized 1,091,000 shares; issued and                                   600                      17,563
       outstanding March 31, 1995--6,000 shares;
       September 30, 1994--175,625 shares

       Common Stock--par value $.10 per share--authorized
       10,000,000 shares; issued and outstanding
       March 31, 1995--6,066,279 shares;                                                606,628                     585,952
       September 30, 1994--5,859,515 shares

   Additional paid in capital                                                        15,816,669                  15,771,363

   Foreign currency translation adjustment                                             (331,168)                   (508,284)

   Retained earnings (deficit)
                                                                                     (1,291,101)                 (2,298,788)

                  TOTAL STOCKHOLDERS' EQUITY                                         14,801,628                  13,567,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $     18,019,182          $       17,603,636


See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                      Three Month Period                        Six Month Period
                                                       Ending March 31,                         Ending March 31,

                                                   1995                1994                  1995               1994
Sales:
     Printing equipment                      $    2,649,709     $2,945,141             $    4,657,507      $    5,817,560

     Maintenance, spares and supplies             3,351,022      3,515,980                  6,905,154           6,960,439

         Net Sales                                6,000,731      6,461,121                 11,562,661          12,777,999

Costs and expenses:

     Costs of sales                               2,181,319       2,520,218                 4,371,829           5,153,987

     Selling, general and administrative          2,510,584       2,687,276                 4,934,357           5,208,308

     Research and Development                       625,435         570,631                 1,213,418           1,117,315

                                                  5,317,338       5,778,125                10,519,604          11,479,610

Income from system sales and service                683,393         682,996                 1,043,057           1,298,389


Interest (income)                                   (51,372)        (26,191)                 (111,532)            (48,394)

Unrealized exchange (gain) loss                       5,531         (46,341)                  (37,598)            (39,076)

         Income before taxes                        729,234         755,528                 1,192,187           1,385,859

Income taxes                                        131,000         136,000                   214,000             249,000

         Net Income                          $      598,234      $  619,528            $      978,187      $    1,136,859

Earnings per share                           $         0.10      $     0.10            $         0.16      $         0.19


Weighted average number of shares and share
     equivalents outstanding during the           6,280,183       6,149,097                 6,253,286           6,099,912
     period


See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

                                                                                               Six Month Period
                                                                                               Ending March 31,
                                                                                        1995                        1994
OPERATING ACTIVITIES

      Net income                                                                  $       978,187            $     1,136,859

         Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                                               207,181                   168,822

              Other                                                                       (92,482)                   29,500

      Changes in operating assets and liabilities:

         Accounts receivable                                                          (1,445,074)                   (597,436)

         Inventories                                                                       28,658                   239,150

         Other current assets                                                             (78,982)                  246,543

         Accounts payable and accrued expenses                                           (884,144)                1,031,450

         Deferred revenue                                                                  57,434                    84,910

NET CASH FROM (USED IN) OPERATING ACTIVITIES                                           (1,229,222)                2,339,798

INVESTING ACTIVITIES

      Purchase of equipment and fixtures                                                 (109,843)                 (328,687)

      Proceeds from sale of equipment

      Purchase of short-term investment                                                (1,940,526)                    -----

      Proceeds from sale of short-term investment                                       2,505,942                     -----

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                              455,573                  (328,687)

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                                               49,019                     7,500

      Addition of  capital leases                                                          21,657                    84,265

      Repayment of long-term debt and capital leases                                      (26,879)                  (64,920)

NET CASH FROM FINANCING ACTIVITIES                                                         43,797                    26,845

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (6,475)                   12,289

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                           (736,327)                2,050,245

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                                           1,871,314                 4,073,158

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     1,134,987            $    6,123,403

See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                                                         Foreign
                                                                Series B Convertible      Additional    Currency      Retained
                                        Common Stock              Preferred Stock          Paid-In     Translation    Earnings
                                  Shares            Amount      Shares       Amount        Capital      Adjustment    (Deficit)
Balance September 30, 1994       5,859,515         $585,952     175,625      $17,563      15,771,363    $(508,284)   $(2,298,788)

Net Income                                                                                                               978,187

Exercise of stock options           15,000            1,500                                   47,531

Conversion of Series B
     Convertible preferred stock   169,625           16,963    (169,625)     (16,963)

Conversion of warrants              22,139            2,213                                   (2,225)

Vesting of restricted stock                                                                                               29,500

Foreign currency translation                                                                              177,116

Balance March 31, 1995           6,066,279         $606,628       6,000      $   600      15,816,669    $(331,168)   $(1,291,101)



See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


March 31, 1995

NOTE A - - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

Reclassifications have been made in the prior year to conform with classifications in the current year.

Income per share of common stock is computed by dividing the net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.


NOTE B -- INCOME TAXES

The components of income tax expenses for the six month periods ended March 31, 1995 and 1994 as follows:


                                                                     Six-Month Period Ended
                                                                           March 31,

                                                                   1995                  1994

                Current:

                         Federal                              $             0       $       20,000

                         State                                          5,000               21,000

                         Foreign                                      209,000              208,000

                Total Income Expenses                         $       214,000       $      249,000


NOTE C -- NOTE PAYABLE

The Company has an unsecured line of credit agreement with a bank which provides for a $2,500,000 revolving credit line. Advances under the line of credit bear interest at the bank's reference rate. Advances made under the line of credit agreement shall mature no later than March 31, 1996. As of March 31, 1995, the revolving line of credit was unused.


Item 2


Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (1) sales of document production systems and related equipment and (2) maintenance contracts, spare parts, supplies and consumable items. For the three and six month periods ended March 31, 1995, revenues from the sale of document production equipment decreased 10% and 20% respectively primarily due to reduced sales in the Americas.

For the three and six month periods ended March 31, 1995, revenues for maintenance contracts, spare parts, supplies and consumable items decreased 5% and 1%, primarily due to reduced sales of consumables.

The gross margin percentage for the three and six months periods ended March 31, 1995, were 64% and 62% respectively, compared to 61% and 60% in the comparable prior period. The changes were primarily due to differences in product mix.

Selling, general and administrative expenses during the three and six month periods ended March 31, 1995, decreased 7% and 5% over the comparable period last year as a result of lower revenues.

Research and development expenses increased 10% and 9% over the comparable period last year. The increase was due primarily to spending on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange loss for the current quarter of $6,000 and a gain for the six months ended March 31, 1995, of $38,000. For the prior year, the Company had an unrealized exchange gain of $46,000 for the quarter and a gain of $39,000 for the six month period. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Liquidity and Capital Resources

Working capital increased from $12,545,000 at September 30, 1994 , to $13,869,000 at March 31, 1995. Stockholders' equity increased to $14,802,000 at March 31, 1995, compared to $13,568,000 at September 30, 1994.

The Company's long-term debt to equity ratio was 0.01 at March 31, 1995, and September 30, 1994. The Company maintains a $2.5 million unsecured bank line of credit. At March 31, 1995, the line was unused. The credit agreement expires March 31, 1996. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1995.

At March 31, 1995, the Company had no material commitments for capital expenditures.


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on March 16, 1995. The shareholders took the following actions: (i) The shareholders elected five directors to serve for a term ending in 1996 and until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:


                                       Votes For           Votes Withheld
Robert Reznick                         5,040,974               324,671
Jay A. Herman                          5,351,045               14,600
Thomas H. Garrett, III                 5,037,026               328,619
Gary R. Holland                        5,346,697               18,948
Oscar Victor                           5,350,720               14,925



(ii) The shareholders approved the selection of Ernst & Young as the Company's independent public accountants for 1995. 5,321,642 votes were cast for the resolution; 5,800 votes were cast against the resolution; shares representing 38,203 votes abstained.


Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

Exhibit 27 - Financial Data Schedule (for SEC use)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    CHECK TECHNOLOGY CORPORATION
                                                    Registrant



Date        May 12, 1995                              /s/ Jay A. Herman
                                                     Jay A. Herman
                                                     President and Chief
                                                     Executive Officer


Date        May 12, 1995                             /s/ Paul W.B. Stephenson
                                                     Paul W.B. Stephenson
                                                     Vice President, Finance
                                                     and Administration