Form 10-Q
period 1995-06-30
CHECK TECHNOLOGY CORP
filed 1995-08-11
CIK 350692

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 1995

Commission file number                  0-10691

                          CHECK TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                                        41-1392000
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)


     1284 Corporate Center Drive
         St. Paul, Minnesota                                 55121
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

Common Stock, $.10 Par Value - - 6,112,279 shares as of August, 9 1995



                                     INDEX
                 CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - - June 30, 1995 and September 30, 1994

         Consolidated statements of operations - - Three months ended June 30, 1995 and 1994, and nine months ended June 30, 1995 and 1994

         Consolidated statements of cash flows - - Nine months ended June 30, 1995 and 1994

         Consolidated statement of stockholders' equity - - Nine months ended June 30, 1995

         Notes to consolidated financial statements - - June 30, 1995


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

SIGNATURES


Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                     June 30,    September 30
                                                       1995          1994
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $ 1,620,868   $ 1,871,314
  Short-term investments                             3,989,182     4,396,535
  Accounts receivable less allowance for
   doubtful accounts of $50,000                      4,023,848     3,110,852
  Inventories
      Raw materials and component parts              4,855,323     4,511,412
      Work-in-process                                  344,058       259,822
      Finished Goods                                 1,395,980     1,922,046

                                                     6,595,361     6,693,280

   Other current assets                                702,248       365,339

               TOTAL CURRENT ASSETS                 16,931,507    16,437,320

EQUIPMENT AND FIXTURES
  Machinery and equipment                            1,984,920     1,974,868
  Furniture and fixtures                             2,541,341     2,468,243
  Leasehold improvements                               226,162       209,663

                                                     4,752,423     4,652,774
  Less accumulated depreciation and amortization     3,765,777     3,486,458

                                                       986,646     1,166,316

  TOTAL ASSETS                                     $17,918,153   $17,603,636

See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,      September 30
                                                                   1995            1994
CURRENT LIABILITIES

     Accounts payable and accrued expenses                    $  1,149,616    $  2,111,652
     Employee compensation and related taxes                       539,253         837,451
     Income taxes payable                                          267,569         379,173
     Deferred revenue                                              502,647         489,909
     Current portion of capital lease obligations                   70,309          74,541

     TOTAL CURRENT LIABILITIES                                   2,529,394       3,892,726

     Capital lease obligations -- less current portion             146,231         143,104

TOTAL LIABILITIES                                                2,675,625       4,035,830

STOCKHOLDERS' EQUITY

    Capital Stock

       Series B Convertible Preferred Stock--par value $.10
       per share--authorized 1,091,000 shares; issued and
       outstanding  June 30, 1995--zero shares;
       September 30, 1994--175,625 shares                                0          17,563

       Common Stock--par value $.10 per share--authorized
       10,000,000 shares; issued and outstanding
       June 30, 1995--6,112,279 shares;
       September 30, 1994--5,859,515 shares                        611,228         585,952

   Additional paid in capital                                   15,892,669      15,771,363
   Foreign currency translation adjustment                        (384,747)       (508,284)
   Retained earnings (deficit)                                    (876,622)     (2,298,788)

                TOTAL STOCKHOLDERS' EQUITY                      15,242,528      13,567,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 17,918,153    $ 17,603,636


See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                   Three Month Period             Nine Month Period
                                                     Ending June 30,                Ending June 30,
                                                  1995            1994           1995            1994
Sales:

     Printing equipment                       $ 2,305,980    $  2,352,840    $  6,963,487    $  8,170,400
     Maintenance, spares and supplies           3,480,413       3,264,419      10,385,565      10,224,858

         Net Sales                              5,786,393       5,617,259      17,349,052      18,395,258

Costs and expenses:

     Costs of sales                             2,245,895       2,161,265       6,617,724       7,315,252
     Selling, general and administrative        2,424,126       2,357,786       7,358,483       7,566,094
     Research and Development                     592,186         594,199       1,805,603       1,711,514

                                                5,262,207       5,113,250      15,781,810      16,592,860
Income from system sales and service              524,186         504,009       1,567,242       1,802,398
Interest (income)                                 (66,444)        (45,801)       (177,976)        (94,195)
Unrealized exchange (gain) loss                    42,025         (12,318)          4,427         (51,394)

         Income before taxes                      548,605         562,128       1,740,791       1,947,987

Income taxes                                      141,000         136,000         355,000         385,000

         Net Income                           $   407,605    $    426,128    $  1,385,791    $  1,562,987

Earnings per share                            $      0.06    $       0.07    $       0.22    $       0.26

Weighted average number of shares and share
     equivalents outstanding during the
     period                                     6,281,984       6,185,220       6,262,852       6,128,348


See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

                                                                Nine Month Period
                                                                 Ending June 30,
                                                               1995           1994
OPERATING ACTIVITIES

      Net income                                           $ 1,385,791    $ 1,562,987

         Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                    311,083        264,728
              Other                                           (123,995)        36,375

      Changes in operating assets and liabilities:

         Accounts receivable                                  (847,190)    (1,014,902)
         Inventories                                           149,224       (280,505)
         Other current assets                                 (325,385)        54,474
         Accounts payable and accrued expenses              (1,383,467)     1,290,132
         Deferred revenue                                       15,300          1,512

NET CASH FROM (USED IN) OPERATING ACTIVITIES                  (818,639)     1,914,801

INVESTING ACTIVITIES

      Purchase of equipment and fixtures                      (163,133)      (363,152)
      Proceeds from sale of equipment                           26,059              0
      Purchase of short-term investment                     (2,924,131)    (4,389,888)
      Proceeds from sale of short-term investment            3,491,854           --

NET CASH FROM (USED IN) INVESTING ACTIVITIES                   430,649     (4,753,040)

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                   129,019         31,102
      Addition of  capital leases                               64,033        104,448
      Repayment of long-term debt and capital leases           (57,374)       (87,793)

NET CASH FROM FINANCING ACTIVITIES                             135,678         47,757

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          1,866         36,061

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                (250,446)    (2,754,421)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                1,871,314      4,073,159

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,620,868    $ 1,318,738


See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                                              Foreign
                                                        Series B Convertible    Additional    Currency      Retained
                                    Common Stock          Preferred Stock        Paid-In     Translation    Earnings
                                  Shares      Amount     Shares      Amount      Capital     Adjustment     (Deficit)

Balance September 30, 1994       5,859,515   $585,952    175,625    $ 17,563    15,771,363   $(508,284)   $(2,298,788)

Net Income                                                                                                  1,385,791

Exercise of stock options           55,000      5,500                              123,531

Conversion of Series B
   Convertible preferred stock     175,625     17,563   (175,625)    (17,563)

Conversion of warrants              22,139      2,213                               (2,225)

Vesting of restricted stock                                                                                    36,375

Foreign currency translation                                                                   123,537

Balance June 30, 1995            6,112,279   $611,228          0    $      0    15,892,669   $(384,747)   $  (876,622)


See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1995

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


NOTE B -- INCOME TAXES

The components of income tax expenses for the nine month periods ended June 30, 1995 and 1994 are as follows:


                                     Nine-Month Period Ended
                                            June 30,
                                      1995            1994
        Current:
            Federal                $ (10,000)      $  20,000
            State                      6,000          30,000
            Foreign                  359,000         335,000
        Total Income Expenses      $ 355,000       $ 385,000


NOTE C -- NOTE PAYABLE

The Company has an unsecured line of credit agreement with a bank which provides for a $2,500,000 revolving credit line. Advances under the line of credit bear interest at the bank's reference rate. Advances made under the line of credit agreement shall mature no later than March 31, 1996. As of June 30, 1995, the revolving line of credit was unused.


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three and nine month periods ended June 30, 1995, revenues from the sale of document production equipment decreased 2% and 15%, respectively, due primarily to reduced revenues from Latin America.

For the three and nine months periods ended June 30, 1995, revenues from maintenance contracts, spare parts, supplies and consumables items increased 7% and 2%, respectively. The increase is due primarily to the increase in the Company's cumulative installed system base.

Gross margin percentages for the three and nine month periods ended June 30, 1995, were 61% and 62%, respectively, compared to 62% and 60% in the comparable prior periods. The changes were primarily due to differences in product mix.

Selling, general and administrative expenses during the three month period ended June 30, 1995, increased 3% over the comparable period last year, primarily due to increased marketing expenses. For the nine month period ended June 30, 1995, selling, general and administrative expenses decreased 3% as a result of lower revenues.

Research and development expenses for the three months ended June 30, 1995, were flat as compared with the comparable quarter last year. For the nine months ended June 30, 1995, research and development expenses increased 5% primarily due to increased expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange loss for the current quarter of $42,000 and a loss for the nine months of $4,000. For the prior year, the Company had an unrealized exchange gain of $12,000 for the quarter and a gain of $51,000 for the nine month period. These unrealized currency exchange gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Liquidity and Capital Resources

Working capital increased from $12,545,000 at September 30, 1994 , to $14,402,000 at June 30, 1995. Stockholders' equity increased to $15,243,000 at June 30, 1995, compared to $13,568,000 at September 30, 1994.

The Company's long-term debt to equity ratio was 0.01 at June 30, 1995, and September 30, 1994. The Company maintains a $2.5 million unsecured bank line of credit. At June 30, 1995, the line was unused. The credit agreement expires March 31, 1996. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1995.

At June 30, 1995, the Company had no material commitments for capital expenditures.



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHECK TECHNOLOGY CORPORATION
                                      Registrant



Date  August 11, 1995                 /s/ Jay A. Herman
                                      Jay A. Herman
                                      President and Chief Executive Officer


Date  August 11, 1995                 /s/ Paul W.B. Stephenson
                                      Paul W.B. Stephenson
                                      Vice President, Finance and Administration