Form 10-K
period 1995-09-30
CHECK TECHNOLOGY CORP
filed 1995-12-27
CIK 350692

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required]

                  For the fiscal year ended September 30, 1995

                         Commission File Number: 0-10691

                          CHECK TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Minnesota                                     41-1392000
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 12500 Whitewater Drive, Minnetonka, Minnesota        55343-9420
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (612) 939-9000
                              --------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($.10 par value)
                                (Title of Class)
                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 60 days.
YES X       NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

The aggregate market value of the voting stock (common stock and voting Convertible Preferred Stock) held by nonaffiliates of the Registrant was approximately $47,231,896 at December 1, 1995 when the closing price of such stock, as reported by Nasdaq, was $8.00.

There were 6,138,335 shares outstanding of Registrant's $.10 par value common stock as of December 1, 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive proxy statement to be filed with the Commission within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III

This Form 10-K consists of 43 pages (including exhibits). The index is set forth on page 13.


ITEM 1. BUSINESS

Company Background

Check Technology Corporation (the Company) was formed in 1981 to design and manufacture a sophisticated printing system. The original product concept for the Company was a computerized financial document production system which integrated many of the functions required for the production of checkbooks. These functions included (i) automatic collation of checkbook components, (ii) high quality alphanumeric and graphics printing for customer personalization and bank address, and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks. Shipments of its first system, the Model 2000 Checktronic(R)(1), began in 1983.

Within a short time of the introduction of the Checktronic system, the Company recognized the product's applicability in such areas as insurance claim production and centralized funds disbursements. The latter includes payroll and accounts payable checks. These applications are called "Checkwriting" applications by the Company. Checkwriting typically requires a high level of security (e.g. secure operator access and the ability to produce an audit trail after a batch of checks is produced.) The Company developed sophisticated control software/hardware which met these stringent operating requirements. This security capability is offered as an option on many of the Company's systems and differentiates the Company's products from many competitor's products.

The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above was found to result in the cost effective production of the small check order sizes common to most markets outside the United States. The production cost reductions for orders of 25-100 checks as well as the improvement in printing quality created a demand for the Company's systems in many international markets.

In order to manage this demand and to provide the necessary technical support of the products after installation in the field, the Company opened its first subsidiary, Check Technology Limited, in England in 1983. The Company opened its French and Australian subsidiaries in 1987. At September 30, 1995, the Company had an installed base of over 390 systems located in 42 countries.

Business

The Company's business is the design, manufacture, sale and service of computerized financial document production systems. The systems can collate, personalize and encode documents into packages tailored to the customers requirements. The systems are sold through the Company and its international subsidiaries.

Products

Check Technology sells a complete family of electronic production systems for use in both cut-sheet and continuous forms production environments. These systems can be used for four basic applications: folio production, insurance claims, fulfillments, and disbursements. Folio production includes the printing of checkbooks and financial payment coupon books. Insurance claim applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks, while disbursement applications include accounts payable checks and payroll checks. These electronic production systems enable companies to easily and quickly transform blank paper stock into fully collated checks and forms.

Cut Sheet Production Systems. The Company's primary cut-sheet system is the Checktronic series. The Checktronic series uses a combination of ion-deposition and impact technology. The Company markets four Checktronic models to companies with medium to high volume folio production, insurance claim, fulfillment and disbursement applications. The Model 1750X operates at a rated speed of 45 pages per minute, while the Models 2100X, 4000X and 4500X operate at 60, 90 and 120 pages per minute, respectively. The Checktronic series can be optioned with an advanced security/audit capability. The Company's Checktronic systems provide their owners with the flexibility, reliability and consistency to produce high quality documents while reducing production costs.

Continuous Form Production Systems. The Company's CheckPrinter series consists of continuous form systems. These systems are available as either stand alone MICR printers or as tandem systems. The Model 930 and Model 960 operate at over 300 and 600 documents per minute, respectively. These two models utilize impact technology to produce high quality MICR characters.

---------------------------
(1) Checktronic(R) is a trademark of Check Technology Corporation registered in the US Patent and Trademark Office.

Finishing Unit. In addition to the document production systems, the Company offers a finishing system to complement its cut-sheet product line. The Foliotronic(R)(2) system incorporates a blend of proven concepts with new designs and advanced microprocessor controls. The Foliotronic system consists of a guillotine and stitcher/binder modules. Its rated throughput is up to 2,000 books per hour. When used with the Company's electronic production systems, the Foliotronic system enables customers with folio production applications to transform blank paper stock into finished books.

Service and Maintenance. Service and maintenance revenue results from the sale of maintenance contracts, the sale of proprietary consumable and supply items and the sale of spare parts to customers who have purchased the Company's equipment. Supplies are those operating materials that are consumed during normal operation of the Company's systems. Examples of these supplies are MICR ribbon consumed in the printing of each MICR code line and toner which is consumed in the personalization of each document. The Company believes that its service network and spare parts business operated profitably for the years ended September 30, 1995, 1994 and 1993, based upon the economies of scale achieved from the expansion of the installed base of the Company's financial document production equipment.

The Company employs customer engineers throughout the world. After the 90-day warranty period, which begins after customer acceptance of a system, the Company provides ongoing customer support through its service network, for which it charges for time and materials on an annual service contract basis at approximately 10 percent of the current system sales price. Some customers elect to provide their own maintenance and service on the system they have purchased. The cost of providing service during the warranty period has not been significant to the Company.

Sales and Marketing

Organization. The Company's system sales are made predominately through direct sales personnel based in the United States and abroad. In addition, the Company and its subsidiaries utilize a number of commissioned sales representatives in countries where no direct sales personnel are available. The expansion of the Company's activities into new countries is increasing the number of sales generated through commissioned representatives. Marketing activities for the Company and its subsidiaries are centralized at the Company's headquarters in Minnetonka, Minnesota USA. These activities include the development and implementation of product pricing, advertising and public relations strategies. In addition, the Company utilizes market research and market development resources in order to anticipate changes in the Company's competitive environment.

United States Market. The market in the United States for checks and other financial documents is the largest in the world, notwithstanding the fact that the annual consumption of checks has shown a slowing growth rate over the last five years. The Company believes that alternatives to the check document such as debit and credit cards would reduce the number of checks used, although the size and rate of reduction is difficult to predict. It is estimated that other documents produced by the Company's systems have shown higher growth rates over the same period. These documents include payment coupons, tax payment and other installment payment products.


------------------------------

(2) Foliotronic(R) is a trademark of Check Technology Corporation registered in the US Patent and Trademark Office.

Disbursement activities, such as insurance claims and payroll operations (collectively called Checkwriting applications by the Company) have been impacted by alternative payment technologies. These substitutes include Electronic Funds Transfer (EFT) and Electronic Data Interchange (EDI). Although these alternatives comprise only a small percentage of total payment transactions in the United States, they are expected to have an increasingly significant impact on U.S. disbursement activities over the next ten years.

The Company's systems have also been sold in the United States primarily to check printers, payment coupon producers, service bureaus and large corporations. These organizations all have requirements for the production of personalized encoded document packages such as small personal check orders, installment payment books, payroll, payables and insurance claims checks. The Company expects to continue to increase its installed system base in the United States.

International Market. The market for the Company's products outside the Untied States has been primarily in the personalized check production market. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are cost effectively produced on the Company's products because of their automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the Company's high MICR quality printing capabilities. As a result of these market factors, the Company has had success in penetrating the largest personal check production markets outside of the United States. These include Australia, Brazil, France, Mexico, Spain and the United Kingdom.

In fiscal 1990, the Company installed its first systems into international checkwriting applications such as insurance claims check production. Although not as prevalent as in the United States, disbursement activity in international markets represents additional potential for the Company's products.

Competition

The Company's products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of the Company's competitors are well established and have significantly greater access to financial, technical and personnel resources. In 1991 the Company commenced a research and development effort for the purpose of creating a new family of check production systems and believes that such development effort is critical to its ability to remain competitive in the markets it serves. See "Research and Development".

Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul), John J. Harland Company (Decatur, Georgia), and Clarke American Holding (San Antonio) and those companies are all customers for Check Technology Corporation. Competitive standards for alphanumeric print quality, MICR print quality and delivery time in this segment are established by these major players. All of these market standards must be met or surpassed by any new market competitor or production technology in order to capture a substantial share of the United States personal check market. As a result, the alphanumeric print quality required in this market, at present, must approach the quality of the offset or letter press printing technologies in use by the predominant companies. Up to this time, none of the new printing technologies introduced into this market over the last ten years has been capable of meeting these stringent quality standards. Only in the production of new account kits, money market checkbooks and other applications which do not require offset or letterpress quality, has the Company been able to establish itself in the personal check application segment.

The Company has had success in the United States folio production segment involved in the production of personalized payment books such as installment loan and tax payment books. This market is dominated by a small number of companies such as NCP (Birmingham), Cummins Allison (Indianapolis) and Venture Encoding (Dallas). The predominant personal checkbook manufacturers discussed above also produce payment books. The Company's products have found market acceptance in this segment because they provide the efficiency, reliability and production flexibility sought by this segment. Xerox (United States) and Siemens (West Germany) are presently the Company's major competition for the production of payment books.

International folio production markets, like the United States payment book production market, are also driven more by cost and production efficiency factors than by alphanumeric print quality standards. In addition, enforcement of high MICR standards by the clearing banks in most international markets makes MICR printing quality an extremely important competitive factor. The Company's Checktronic family of products has found a high degree of acceptance in the international market segments because these systems provide the efficiency, production flexibility and MICR quality sought by the major check producers. The Company competes in the international marketplace with Troy Division of Pierce Companies, Inc. (United States), Xerox, Siemens and Nipson Bull.

The centralized high volume production of insurance claims and check disbursements does not require extensive collation. For this reason the Company finds many competitors in this market segment. Specific competitors include Xerox, Siemens, Troy, and IBM (United States). The Company's products offer security and audit control, which for companies that generate many checks, is a significant advantage as it restricts unauthorized access to data printed on Check Technology systems. The Company's security/audit capability also physically tracks the total number of documents printed and maintains a running total of the dollar amounts printed in each run.

Backlog

At December 1, 1995, the Company had a backlog of approximately $3,594,000 as compared to a backlog of $3,643,000 as of December 1, 1994. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. The Company's equipment is manufactured to orders received, and to date the Company has never been in a position where it was unable to meet a scheduled shipment date because of excessive order backlog. During fiscal year 1995, there were periods when the Company had only a nominal backlog. The Company expects that it will continue to have periods during which there will be little or no backlog.

Manufacturing and Sources of Supply

Since the Company has not developed a sustained backlog, it has adopted a manufacturing process to enable it to produce a "generic" product that can be quickly configured to a customer's specific order without rework. This process has enabled the Company to begin manufacturing without firm final orders. As a result, the Company has been able to reduce manufacturing parts and material inventories while, at the same time, being able to respond quickly to new orders.

The components of the Company's financial document production systems are manufactured by outside vendors, tested and then incorporated into the systems by Company personnel. While the Company uses only one source for many of the key components of its printing systems, most components, with the exception of the non-impact alphanumeric printer and the MICR printer hammer bank component, are available from multiple sources. However, many of the critical components of the Company's systems would require redesign if new vendors were used.

For the Checktronic system, the Company is solely dependent on Delphax Systems, which has its manufacturing facilities in Toronto, Canada, for its supply of non-impact alphanumeric printers. Delphax has been able to meet the Company's delivery schedules to date and is considered by Company management to be a reliable supplier. Xerox, one of the Company's competitors, currently owns a minority interest in Delphax. Data Products Corporation has been the only source for the Company's MICR hammer bank. In October 1993, Data Products Corporation announced its decision to terminate production of the MICR hammer bank by early 1994. The Company has made an end-of-life buy and does not foresee any impact on its operations. The loss in the foreseeable future of Delphax as a supplier, for any reason, might affect the Company's ability to remain in business. The Company continues to investigate other sources of supply to replace Delphax components should it be necessary to do so. No assurance can be given at this time that the Company will be able to secure a replacement source of supply for these components.

Research and Development

Since its formation, the Company's research and development activities have been focused on the development of a computerized printing system which would be able to produce on a precision basis financial documents at required speeds and volumes. In the past year, the Company has continued product engineering on this system as well as expanded its effort to develop new products in related lines. The Company has continued its research on ways to make its production systems faster, more reliable, cost effective and "user friendly". The Company's research and development expenditures were $2,319,000, $2,332,000 and $2,236,000, for the years ended September 30, 1995, 1994 and 1993, respectively.

Development is expected to continue on enhancements to the Company's existing family of check printing systems. The Company is undertaking the development of a new family of check production systems which, by its design and features capabilities, will target the high volume U.S. check market as well as offering potential for increasing the Company's international business. The systems are expected to incorporate state-of-the-art non-impact printing, paper handling and data communications technologies to enhance the operating efficiencies of check producers around the world.

The Company's ability to develop this new line of check production systems is dependent on its ability to fund and staff this engineering effort and on its ability to obtain a suitable digital engine printing technology for incorporation into the full system. It is the Company's present intention to fund its development effort from internal resources. The Company has selected the Gemini digital printing technology currently under development by Delphax Systems as the initial print engine for the system. In November 1995, Delphax Systems advised the Company that there would be a delay of approximately three months in delivery of the initial production model of the system's print engine. The Company currently anticipates that the system will be available in late 1996. No assurances can be given that these development efforts will be successful or timely, or that either company will have sufficient resources to maintain such effort.

Patents

The Company has received a patent covering the Model 2000 printing system and a patent covering its fusing process. The Company also has received a patent covering the autotaper for the Foliotronic system. There is no assurance that such patents will afford the Company any competitive advantage. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel rather than on patents. The Company cannot be assured that its printing system, or any components of such system, will not be covered in whole or part by existing patents. Although the Company is not presently aware of such patents, the Company could be required to obtain patent licenses in order to conduct its business.

Employees

As of December 1, 1995, the Company had 182 full-time employees, including 31 in executive and administrative positions, 25 in electronic engineering and product development, 29 in manufacturing, 20 in sales and marketing and 77 in customer service.

Many of the Company's employees are highly skilled, and the Company's future success will depend in part upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's corporate and manufacturing offices are located in Minnetonka, Minnesota. The company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $379,000 in the first year, increasing to $473,000 in the eleventh year and thereafter, plus operating expenses and real estate taxes.

In addition, the Company leases office space for its European sales and service center in Crawley, England under a lease which expires in 2013 and provides for annual lease payments of $186,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses. The Company leases smaller office premises for its operations in Australia and France.

The Company believes that its current arrangements for facilities are adequate to meet its present needs and those for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is a party to, nor is any of their property the subject of, any pending legal proceedings which meet the materiality test as set forth in instruction 2 to item 103. From time to time, the Company and its subsidiaries receive complaints from customers with respect to product performance and occasionally such complaints evolve into litigation. The Company regards these matters as routine litigation incidental to its business. At December 1, 1995 there was one such claim which the Company believes to be without merit.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                        Executive Officers of the Company

The names and ages of all of the Company's executive officers and the positions held as of the date of this report are:

Name                       Position                                 Age

Jay A. Herman              President and Chief Executive Officer     48

Robert Bridigum            Vice President of Engineering             51

Ian Jaggard                Vice President and Managing Director of   51
                           Check Technology Limited

Dieter Schilling           Vice President of Operations and          40
                           Customer Service

Paul Stephenson            Vice President of Finance and             41
                           Administration

Officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among the Company's officers and directors.

Set forth below is a summary of the business experience of each of the executive officers of the Company:

Jay A. Herman joined the Company as Executive Vice President and Chief Financial Officer in May of 1988 and was promoted to President in June 1989. Prior to joining the Company, Mr. Herman was Vice President and Chief Financial Officer of Gelco Corporation's International Division. He held that post from 1986 to 1988. Between 1979 and 1986, Mr. Herman held positions of Vice President of Administrative Services for Gelco Corporation and Director of Planning and Budgets for Gelco's Fleet Leasing Division. Before joining Gelco, Mr. Herman held several positions with General Mills.

Robert Bridigum joined the Company as Vice President of Engineering in October 1991. Prior to joining the Company, Mr. Bridigum was Director of Grafix Product Development for Data Card Corporation. He held that position from 1987 to 1991. Between 1984 and 1987, Mr. Bridigum held the position of Manager of Software Development for Data Card Corporation. From 1978 to 1984, Mr. Bridigum held various Engineering and Engineering Management positions for Honeywell Avionics Division. He holds a Masters Degree in Physics from Old Dominion University and a Bachelor of Science in Physics from Juniata College.

Ian Jaggard was promoted to Vice President of Marketing and Sales Development in October 1992. From January 1992 to October 1992, Mr. Jaggard held the position of Vice President of Marketing. Prior to that Mr. Jaggard was the Sales and Marketing Director for Check Technology Limited (CTL), the Company's United Kingdom subsidiary. Mr. Jaggard joined CTL in December 1986, following ten years as U.K. Sales Manager for Thomas De La Rue & Co. Ltd. Prior to that, he held a number of sales positions for the British Post Office, including a senior role in the Post Office Girobank.

Dieter Schilling was promoted to Vice President of Operations and Customer Service in October of 1989. From October 1986 until October 1989 he held the position of Vice President of Customer Service. Mr. Schilling joined Check Technology as Director of Field Services in 1985 and was promoted to Director of Customer Service in April of 1986. Previous to this, Mr. Schilling was a co-founder and President of Southern California Telephone, a telephone interconnect company which was sold to American Telecommunications, Inc. in 1985.

Paul Stephenson joined the Company as Vice President of Finance and Administration in March 1992. Prior to joining the Company, he was manager of Audit for Honeywell, Inc. from 1989 to 1992. From 1987 to 1989 he was Controller, Communications Division for Space Center Inc. From 1976 to 1987 he held a number of positions with Peat, Marwick, Mitchell and Co. in England and the United States. He is a Certified Public Accountant and a Chartered Accountant and has an M.A. Degree from Cambridge University, England.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation-National Market System ("Nasdaq") under the symbol "CTCQ" since July 20, 1982. The following table sets forth for the periods indicated the range of high and low closing prices per share as reported by Nasdaq. The Nasdaq bid quotations represent inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                              High              Low
Year Ended September 30, 1995

              First Quarter             $        5 7/8    $        4 7/8
              Second Quarter            $        7 1/8    $        5 1/4
              Third Quarter             $        7        $        5
              Fourth Quarter            $        7 5/8    $        5 3/4



Year Ended September 30, 1994

              First Quarter             $        3 1/2    $        2 1/4
              Second Quarter            $        5 1/8    $        3
              Third Quarter             $        5 1/4    $        3 7/8
              Fourth Quarter            $        5 3/4    $        3 3/4

Holders

As of December 1, 1995, the Company had 470 holders of Common Stock of record.

Dividends

The holders of Common Stock are entitled to receive dividends when and as declared by the Company's Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

                             September            September           September          September           September
Year Ended                     30, 1995             30, 1994            30, 1993           30, 1992            30, 1991
----------------------      ---------------      ---------------     ----------------   ----------------    -----------

Consolidated
Statement of
Operations Data:

    Net Sales               $ 24,360,654         $22,975,589         $21,343,308        $20,010,638         $21,643,695
    Net Income              $  2,052,986         $ 1,792,519         $   882,932        $   650,187         $ 2,043,113
    Earnings per share      $       0.33         $      0.29         $      0.15        $      0.11         $      0.34


Weighted average
    number of shares
    and share equivalents
    outstanding (1)            6,270,504           6,145,601           6,032,096          5,988,865           6,021,443


                               September            September           September          September           September
Year Ended                     30, 1995             30, 1994            30, 1993           30, 1992            30, 1991
----------------------      ---------------      ---------------     ----------------   ----------------    -----------

Consolidated
Balance Sheet Data:

    Working Capital         $14,585,803          $12,544,594         $10,376,832        $10,058,985         $ 9,283,726
    Total Assets            $20,103,557          $17,603,636         $14,528,664        $14,761,527         $14,026,369
    Long Term Liabilities   $   106,405          $   143,104         $    97,133        $    93,607         $   163,164
    Stockholders' Equity    $15,692,230          $13,567,806         $11,350,953        $11,078,578         $10,261,345


(1) Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 1995 (fiscal 1995) sales of document production equipment increased 11% over the year ended September 30, 1994 (fiscal 1994) compared to an increase of 12% in fiscal 1994 over year ended September 30, 1993 (fiscal 1993). The increase in fiscal 1995 arose primarily from the installation of Checktronic and Foliotronic systems in North America and South Africa. The increase in fiscal 1994 over fiscal 1993 was due primarily to increased sales of upgrades and other enhancements to existing Checktronic installations. The increase arose primarily from installations in the Americas, Europe, the Middle East and the Asian Pacific region.

Revenues from maintenance contracts, spare parts, supplies and consumable items increased by 2% in fiscal 1995 over fiscal 1994 compared to a 5% increase in fiscal 1994 over fiscal 1993. Increases in both fiscal 1995 and 1994 were a result of a higher cumulative installed system base worldwide.

Gross margin percentages in fiscal 1995 were 62% as compared to 61% in fiscal 1994 and 60% in fiscal 1993. The change was primarily due to differences in product mix.

Selling, general and administrative expenses increased 8% in fiscal 1995 over fiscal 1994, compared to an increase of 5% in fiscal 1994 over fiscal 1993. As a percentage of net sales, selling, general and administrative expenses amounted to 43% of net sales in fiscal 1995 compared to 42% in fiscal 1994 and 43% in fiscal 1993. The increase in expenses in fiscal 1995 over fiscal 1994 was due primarily to higher marketing and personnel expenses. The increase in fiscal 1994 over fiscal 1993 was due mainly to higher personnel, commission and incentive compensation expense.

Research and development expenses were flat in fiscal 1995 over fiscal 1994, compared to an increase of 4% in fiscal 1994 over fiscal 1993. As a percentage of net sales, research and development expenses were 10% in fiscal 1995, 1994 and 1993. The increase in expense levels in fiscal 1994 over fiscal 1993 was due primarily to increased spending on the Company's program to develop a new family of check production systems, together with continued spending to enhance existing products.

Interest income increased in fiscal 1995 over fiscal 1994 and in fiscal 1994 over fiscal 1993 because of higher cash and short-term investment balances.

The unrealized exchange gains or losses are related to the Company's foreign operations. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The net exchange gain was $30,000 in fiscal 1995, compared to a gain of $84,000 in fiscal 1994 and a loss of $336,000 in fiscal 1993. The Company anticipates that it will continue to have unrealized gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

The provision for income taxes was $517,000 in fiscal 1995 compared with $354,000 in fiscal 1994 and $164,000 in fiscal 1993. Further information about income taxes is provided in Note B to the consolidated financial statements.

Liquidity and Capital Resources

Working capital increased from $12,545,000 at September 30, 1994 to $14,586,000 at September 30, 1995. Cash and short-term investments increased by $1,171,000 to $7,439,000 at September 30, 1995, compared to $6,268,000 at September 30, 1994. Stockholders' equity increased to $15,692,000 at September 30, 1995, from $13,568,000 at September 30, 1994.

The Company maintains a $2.5 million unsecured bank line of credit. At September 30, 1995, the line was unused. The agreement expires March 31, 1996, and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1996. At September 30, 1995, the Company had no material commitments for capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries are included in a separate section of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the section entitled "Election of Directors" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1996, and filed with the Securities and Exchange Commission.

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

Reference is made to the section entitled "Executive Compensation" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1996, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Principal Holders of CTC Capital Shares" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1996, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements of Check Technology Corporation and subsidiaries are submitted in a separate financial statement section of this report.

Description                                                Page

Report of Independent Auditors                              18
Consolidated Balance Sheets--September 30, 1995
    and 1994                                                19
Consolidated Statements of Operations--The years ended
    September 30, 1995, 1994 and 1993                       21
Consolidated Statements of Stockholders' Equity--The
    years ended September 30, 1995, 1994 and 1993           22
Consolidated Statements of Cash Flows--The years
    ended September 30, 1995, 1994 and 1993                 24
Notes to Consolidated Financial Statements--September 30,
    1995                                                    25

Financial Statement Schedules

  Number      Description                                  Page

Schedule II   Valuation and Qualifying Accounts             35

All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

Exhibits

                                                 Page or Incorporated
Number     Description                           by Reference From
3.1        Restated Articles of                  Exhibit 3.1 to Form 10-K for
                 Incorporation                   fiscal year ended September 30, 1987

3.2        Amended Bylaws                        Exhibit 3.2 to Form 10-K for fiscal year
                                                 ended September 30, 1994

4.1        Specimen of the Company's             Exhibit 4(b) to Registration
           Common Stock Certificates             Statement on Form S-1 (No. 2-97193)

4.2        Statement of Rights and               Exhibit A to Current Report on
           Preferences of Capital Stock          Form 8-K dated May 15, 1990

4.3        Stock Purchase Agreement              Exhibit 4.4 to Form 10-K for fiscal
           Series B Convertible                  year ended September 30, 1990
           Preferred Stock

10.2       Lease for Offices in Crawley          Exhibit 10.9 to Form 10-K for the eight
           England                               months ended September 30, 1985


                                                 Page or Incorporated
Number           Description                     by Reference From
10.3             Bank Line of Credit Agreement    36
                 as amended, effective
                 March 15, 1995

10.4             1986 Stock Option Plan           Exhibit 10.8 to Form 10-K for fiscal year ended
                                                  September 30, 1986

10.5             Form of Indemnification          Exhibit 10.10 to Form 10-K for fiscal year ended
                 Agreement that the Company       September 30, 1987
                 has entered into with officers
                 and directors.  Such agreement
                 recites the provisions of
                 Minnesota Statutes Section
                 302A.521 and the Company's
                 Bylaw provisions (which are
                 substantially identical to the
                 statute)

10.6             Employment Agreement as of       Exhibit 10.9 to Form 10-K for fiscal year
                 October 31, 1991, between the    ended September 30, 1991
                 Company and Jay A. Herman
                 [replaced by exhibit 10.7]

10.7             Employment agreement as of       Exhibit 10.7 to Form 10-K for fiscal year
                 October 1, 1994, between         ended September 30, 1994
                 the Company and Jay A. Herman

10.8             1991 Stock Plan approved         Exhibit 10.10 to Form 10-K for fiscal year
                 by stockholders on May 14, 1991  ended September 30, 1991

10.9             Lease of Facilities in           Exhibit 10.9 to Form 10-K for fiscal year
                 Minnetonka, Minnesota            ended September 30, 1994

11               Computation of Per Share         40
                 Earnings

22               List of Subsidiaries             41

23               Consent of Independent           42
                 Auditors

27               Financial Data Schedule          43
                 (For SEC use only)


SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHECK TECHNOLOGY CORPORATION


Dated:     December 27, 1995            By:  /s/ Jay A. Herman
           -----------------                 -----------------
                                                 Jay A. Herman
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


    SIGNATURE                       TITLE                                                                   DATE

/s/ Robert Reznick                               Chairman of the Board                       December 27, 1995
------------------------------------                                                         -----------------------
Robert Reznick


/s/ Jay A. Herman                                President, Director                         December 27, 1995
------------------------------------             (Principal Executive Officer)               -----------------------
Jay A. Herman


/s/ Paul Stephenson                              Vice President, Finance & Administration    December 27, 1995
------------------------------------             (Principal Financial & Accounting Officer)  -----------------------
Paul Stephenson


/s/ Gary Holland                                 Director                                    December 27, 1995
------------------------------------                                                         -----------------------
Gary Holland

/s/ Thomas H. Garrett III                        Director                                    December 27, 1995
------------------------------------                                                         -----------------------
Thomas H. Garrett III


/s/ Oscar Victor                                 Director                                    December 27, 1995
------------------------------------                                                         -----------------------
Oscar Victor


                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c), and (d)

         List of Financial Statements and Financial Statement Schedules

                          Financial Statement Schedules

                                Certain Exhibits



                          Year Ended September 30, 1995

                          Check Technology Corporation

                              Minnetonka, Minnesota

Form 10-K--Item 14(a)(1) and (2)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Check Technology Corporation and subsidiaries are included in Item 8:


     Report of Independent Auditors

     Consolidated Balance Sheets -- September 30, 1995 and 1994

     Consolidated Statements of Operations -- The years ended
     September 30, 1995, 1994 and 1993

     Consolidated Statement of Stockholders' Equity -- September 30, 1995, 1994 and 1993

     Consolidated Statements of Cash Flows -- The years ended
     September 30, 1995, 1994 and 1993

     Notes to Consolidated Financial Statements -- September 30, 1995

The following consolidated financial statement schedules of Check Technology Corporation and subsidiaries are included in Item 14(d):

     Number                          Description

     Schedule II                     Valuation and Qualifying Accounts


All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

Original Document on                                       1400 Pillsbury Center
Ernst & Young LLP Letterhead                              Minneapolis, MN  55402
                                                            Phone: 612/343-1000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Check Technology Corporation

We have audited the accompanying consolidated balance sheets of Check Technology Corporation and subsidiaries as of September 30, 1995, and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Check Technology Corporation and subsidiaries at September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP

November 17, 1995

CONSOLIDATED BALANCE SHEETS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                          September 30
                                                                        1995         1994
                                                                    -------------------------
ASSETS

CURRENT ASSETS
                  Cash and cash equivalents                         $ 3,390,356   $ 1,871,314
                  Short-term investments                              4,048,704     4,396,535
                  Accounts receivable less allowance for doubtful
                     accounts of $50,000                              4,865,712     3,110,852
                  Inventories
                     Raw materials and component parts                4,406,202     4,511,412
                     Work-in-progress                                   102,736       259,822
                     Finished goods                                   1,349,725     1,922,046
                                                                    -----------   -----------
                                                                      5,858,663     6,693,280

                  Other current assets                                  727,290       365,339
                                                                    -----------   -----------

                  TOTAL CURRENT ASSETS                               18,890,725    16,437,320

EQUIPMENT AND FIXTURES
                  Machinery and equipment                             1,974,074     1,974,868
                  Furniture and fixtures                              1,438,888     2,468,243
                  Leasehold improvements                                262,714       209,663
                                                                    -----------   -----------
                                                                      3,675,676     4,652,774

                  Less accumulated depreciation
                     and amortization                                 2,462,844     3,486,458
                                                                    -----------   -----------
                                                                      1,212,832     1,166,316


                  TOTAL ASSETS                                      $20,103,557   $17,603,636
                                                                    ===========   ===========


                 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                                       September 30
                                                                                  1995             1994
                                                                               ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                     $  2,390,906    $  2,111,652
    Employee compensation and related taxes                                        889,369         837,451
    Income taxes payable                                                           417,777         379,173
    Deferred revenue                                                               523,958         489,909
    Current portion of capital lease obligations                                    82,912          74,541
                                                                              ------------      ----------
                 TOTAL CURRENT LIABILITIES                                    $  4,304,922    $  3,892,726

CAPITAL LEASE OBLIGATIONS -- less current  portion                                 106,405         143,104
                                                                              ------------      ----------
                 TOTAL LIABILITIES                                            $  4,411,327    $  4,035, 830

STOCKHOLDERS' EQUITY
    Capital Stock:
           Series B Convertible Preferred Stock -- par value $.10 per share
           -- authorized 1,091,000 shares; issued and outstanding
           1995 -- None; 1994 -- 175,625 shares                                        --            17,563

           Common Stock -- par value $.10 per share -- authorized 7,000,000 shares; issued and outstanding 1995 -- 6,112,279 shares;
           1994 -- 5,859,515 shares                                                611,228         585,952

    Additional paid-in capital                                                  15,743,703      15,771,363
    Foreign currency translation adjustment                                       (453,275)       (508,284)
    Retained earnings (deficit)                                                   (209,426)     (2,298,788)
                                                                              ------------      ----------
           TOTAL STOCKHOLDERS' EQUITY                                         $ 15,692,230      13,567,806

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 20,103,557    $ 17,603,636
                                                                              ============    ============

    COMMITMENTS -- Note G


CONSOLIDATED STATEMENT OF OPERATIONS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                             Year Ended September 30,
                                                     1995            1994            1993
                                                --------------------------------------------
Sales:
    Printing Equipment                           $10,436,169      $9,369,808      $8,392,404
    Maintenance, spares and supplies              13,924,485      13,605,781      12,950,904
                                                ------------    ------------    ------------
       NET SALES                                  24,360,654      22,975,589      21,343,308

Costs and Expenses:
    Cost of sales                                  9,333,299       9,052,686       8,605,379
    Selling, general and administrative           10,424,527       9,682,963       9,184,605
    Research and development                       2,318,736       2,332,435       2,235,966
                                                ------------    ------------    ------------
                                                  22,076,562      21,068,084      20,025,950
                                                ------------    ------------    ------------


INCOME FROM SYSTEM SALES AND SERVICE               2,284,092       1,907,505       1,317,358

Interest expense                                      27,229          34,502          38,952
Interest (income)                                   (283,378)       (189,387)       (104,792)
Unrealized exchange (gain) loss                      (29,745)        (84,129)        336,266
                                                ------------    ------------    ------------
    INCOME BEFORE TAXES                            2,569,986       2,146,519       1,046,932

Income taxes                                         517,000         354,000         164,000
                                                ------------    ------------    ------------

    NET INCOME                                  $  2,052,986    $  1,792,519    $    882,932
                                                ============    ============    ============

Earnings per share                                     $0.33           $0.29           $0.15

Weighted average number of shares and share
    equivalents outstanding during the period      6,270,504       6,145,601       6,032,096


See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                   Common Stock
                                                                Shares       Amount
                                                               ---------    --------
Balance September 30, 1992                                     4,956,200    $495,620
    Net Income                                                      --          --
    Conversion of Series A and B Convertible Preferred Stock     726,228      72,622
    Issuance of Restricted Stock                                  47,000       4,700
    Vesting of Restricted Stock                                     --          --
    Foreign Currency Translation                                    --          --
                                                               ---------     -------

Balance September 30, 1993                                     5,729,428     572,942
    Net Income                                                      --          --
    Exercise of Stock Options                                     15,090       1,511
    Conversion of Series B Convertible Preferred Stock           107,633      10,763
    Exercise of Warrants                                           7,364         736
    Vesting of Restricted Stock                                     --          --
    Foreign Currency Translation                                    --          --
                                                               ---------     -------

Balance September 30, 1994                                     5,859,515     585,952
    Net Income                                                      --          --
    Exercise of Stock Options                                     55,000       5,500
    Conversion of Series B Convertible Preferred Stock           175,625      17,563
    Exercise of warrants                                          22,139       2,213
    Vesting of Restricted Stock                                     --          --
    Note Receivable from stock sale                                 --          --
    Foreign Currency Translation                                    --          --
                                                               ---------     -------
Balance September 30, 1995                                     6,112,279    $611,228
                                                               =========   =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

(TABLE CONTINUED FROM PREVIOUS PAGE)
                                                   Foreign
 Series A & B Convertible         Additional       Currency       Retained
      Preferred Stock              Paid-In        Translation      Earnings
   Shares            Amount        Capital         Adjustment      (Deficit)
--------------   ------------   -------------    -------------  ---------------
   1,009,486        $100,948     $15,644,207       $(218,954)    $(4,943,243)
        --              --              --              --           882,932
    (726,228)        (72,622)           --              --              --
        --              --            78,300            --           (83,000)
        --              --              --              --            15,625
        --              --              --          (626,182)           --

--------------   ------------   -------------    -------------  ---------------
     283,258          28,326      15,722,507        (845,136)     (4,127,686)
        --              --              --              --         1,792,519
        --              --            29,341            --              --
    (107,633)        (10,763)           --              --              --
        --              --            19,515            --              --
        --              --              --              --            36,379
        --              --              --           336,852            --

     175,625          17,563      15,771,363        (508,284)     (2,298,788)
        --              --              --              --         2,052,986
        --              --           123,531            --              --
--------------   ------------   -------------    -------------  ---------------
    (175,625)        (17,563)           --              --
        --              --            (2,225)           --              --
        --              --              --              --            36,376
        --              --          (148,966)           --              --
        --              --              --            55,009            --
--------------   ------------   -------------    -------------  ---------------
           0              $0     $15,743,703       $(453,275)      $(209,426)
==============   ============   =============    =============  ===============

CONSOLIDATED STATEMENTS OF CASH FLOW

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                               Year Ended September 30,
                                                          1995           1994          1993
                                                      -----------------------------------------
OPERATING ACTIVITIES
       Net Income                                     $ 2,052,986    $ 1,792,519    $   882,932
       Adjustments to reconcile net
         income to net cash provided by
         operating activities:
           Depreciation and amortization                  433,997        401,822        372,121
           Other                                         (209,513)        (1,943)        15,625
       Changes in operating assets and liabilities:
           Accounts receivable                         (1,679,087)       535,834        842,460
           Inventories                                    624,730       (959,362)      (389,162)
           Other current assets                          (353,962)       204,801         69,789
           Accounts payable and
             accrued expenses                             308,020        497,665        180,418
           Deferred revenue                                31,175         28,603        (44,973)
                                                      -----------    -----------    -----------

NET CASH PROVIDED BY
         OPERATING ACTIVITIES                           1,208,346      2,499,939      1,929,210


INVESTING ACTIVITIES
       Purchase of equipment and fixtures                (338,989)      (505,152)      (442,537)
       Proceeds from sale of equipment                    116,273         50,149         36,247
       Purchase of short-term investments              (4,926,101)    (6,840,509)          --
       Proceeds from sale of short-term
         investments                                    5,492,840      2,482,292           --
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                               344,023     (4,813,220)      (406,290)

FINANCING ACTIVITIES
       Issuance of Common Stock                            49,019         51,103           --
       Addition of capital leases                          63,966        122,023         96,258
       Note receivable from stock sale                    (68,966)          --             --
       Repayment of long-term debt and
         capital leases                                   (95,336)      (103,634)       (77,352)
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                               (51,317)        69,492         18,906

EFFECT OF EXCHANGE RATE CHANGES
       ON CASH                                             17,990         41,944       (104,647)
                                                      -----------    -----------    -----------

INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS                                 1,519,042     (2,201,845)     1,437,179

CASH AND CASH EQUIVALENTS AT
       BEGINNING OF YEAR                                1,871,314      4,073,159      2,635,980
                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS
       AT END OF YEAR                                 $ 3,390,356    $ 1,871,314    $ 4,073,159
                                                      ===========    ===========    ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Check Technology Ltd., Check Technology Pty. Ltd., and Check Technology France S.A. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents and Short-Term Investments: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist principally of held-to-maturity debt securities. The Company determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Cash equivalents and short-term investments are carried at amounts that approximate market value. Interest on securities is included in interest income.

Inventories: Inventories are carried at the lower of cost or market determined under the first-in, first-out (FIFO) method.

Equipment and Fixtures: Equipment and fixtures are stated on the basis of cost and include the cost of assets held under capital lease obligations. Demonstration equipment not expected to be resold is carried in equipment on a cost basis.

The Company provides for depreciation and amortization of equipment and fixtures by charges to operations at rates calculated to amortize the cost of the property over its estimated useful life using the straight-line method. Amortization expense of items under capital lease is included in depreciation expense.

Deferred Revenue: Amounts billed to customers under maintenance contracts are recognized in income over the term of the maintenance agreement.

Foreign Currency Translation: The Company's wholly-owned foreign subsidiaries' financial statements are measured in their functional currency before translating to U.S. dollars. Gains and losses resulting from the translation are recorded as a component of stockholders' equity.

Income Taxes: The liability method is used to account for income tax expense. Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Investment tax credits are accounted for under the flow-through method thereby reducing income taxes in the year in which the credits are realized.

Earnings Per Share: Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. When outstanding, the Series B Convertible Preferred Stock was considered a common stock equivalent.

Reclassification: Certain prior years' amounts have been reclassified to conform to the 1995 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE B - INCOME TAX

Effective October 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." As permitted under the Statement, the Company has elected not to restate the financial statements of prior years.

Statement 109 requires the liability method for computing income tax expenses. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to adopting Statement 109, the Company used the liability method as prescribed by Statement 96 to determine income tax expenses. Among other changes, Statement 109 changes the recognition and measurement criteria for deferred tax assets included in Statement 96. There was no cumulative effect from adopting Statement 109 as of October 1, 1993 on net income for the year ended September 30, 1994.

At September 30, 1995, the Company has domestic tax operating loss carry forwards of approximately $627,000. These operating loss carry forwards expire in 2003. In addition, domestic investment tax credits and research and development credit carry-forwards of approximately $495,000 are available to offset future income taxes and expire in varying amounts through September 2008. Domestic alternative minimum tax credits of approximately $140,000 are available to offset future income tax with no expiration date.

These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets which have been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income.

Significant components of deferred tax assets and liabilities as of September 30 are as follows:

Federal and State Net Deferred Tax Assets (Liabilities):


         Deferred Tax Assets:                            1995           1994
                                                     -----------    -----------
                  Net operating loss carry-forwards  $   213,000    $   485,000
                  Business credit carry-forwards         495,000        488,000
                  Alternative minimum tax credits        140,000        136,000
                  Other temporary differences            290,000        291,000
                                                     -----------    -----------
                           Total                       1,138,000      1,400,000
                  Less Valuation Allowances           (1,138,000)    (1,400,000)
                                                     -----------    -----------
                  Net Deferred Tax Asset             $         0    $         0
                                                     ===========    ===========

Foreign Net Deferred Tax Assets (Liabilities):

         Deferred Tax Assets:                             1995           1994
                                                      -----------    -----------
                  Net operating loss carry-forwards  $         0    $    71,000
                  Other temporary differences             75,000         70,000
                                                      -----------    -----------
                           Total                          75,000        141,000
                  Less Valuation Allowances              (75,000)      (141,000)
                                                      -----------    -----------
                  Net Deferred Tax Asset             $         0    $         0
                                                      ===========    ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE B - INCOME TAX - Continued


The provisions for income tax expenses consisted of the following:

                                       1995         1994         1993
                                   --------     --------     --------
          Current Tax Expense:
                   Federal         $ 53,000     $ 17,000     $    500
                   State                  0       33,000       12,400
                   Foreign          464,000      304,000      151,100
                                   --------     --------     --------
                   Total           $517,000     $354,000     $164,000
                                   ========     ========     ========

A reconciliation of tax expense to the statutory rate of 34% is as follows:

                                                   1995           1994           1993
                                              ---------      ---------      ---------
Statutory rate applied to pre-tax income      $ 874,000      $ 730,000      $ 356,000

Foreign income taxed at a rate different
         from statutory rate                     (2,000)        67,000        109,200

Foreign loss for which no current benefit
         available                                    0              0        (38,800)

Net operating loss utilization                 (354,000)      (437,000)      (265,600)

Other                                            (1,000)        (6,000)         3,200
                                              ---------      ---------      ---------
                                              $ 517,000      $ 354,000      $ 164,000
                                              =========      =========      =========

Cash tax payments for the years ended September 30, 1995, 1994, and 1993, were $470,000, $168,000 and $66,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE C - FINANCIAL INSTRUMENTS

Foreign Currency Instruments and Hedging Activities: From time to time, the Company may enter into foreign exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts involve the exchange of foreign currencies for U.S. dollars at a specified rate at future dates. Counterparties to these contracts are major international financial institutions. Maturities of these instruments are typically one year or less from the transaction date. Gains or losses from these contracts are included in other expense and are intended to partially offset fluctuations in net sales due to currency rate changes.

The Company had contracts totalling $270,000 at September 30, 1995, to exchange French Francs into U.S. dollars. No contracts existed at September 30, 1994. These instruments were recorded at their fair value at September 30, 1995.


NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES

The Company operates in one business segment, which is the sale of printing equipment and related maintenance, spares and supplies. The Company has developed computer-controlled printing systems to produce a variety of documents for the financial services industry. Its primary products provide operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produce quality alphanumeric and machine-readable print.

The Company's manufacturing operations are located in the United States. Sales and service operations are located in the United Kingdom, France, and Australia.


                                            Domestic           Foreign
Year Ended September 30, 1995              Operations        Operations      Eliminations     Consolidated
-----------------------------              ----------        ----------      ------------     ------------
Sales to unaffiliated customers          $  7,537,883      $ 16,822,771      $       --        $ 24,360,654
Sales to foreign subsidiaries               4,564,096              --           4,564,096                 0
                                         ------------      ------------      ------------      ------------
Net Sales                                  12,101,979        16,822,771         4,464,096        24,360,654
                                         ============      ============      ============      ============

Income from system sales and service     $    513,811      $  1,839,612      $     69,331      $  2,284,092

Less:

    Interest (income)                        (390,040)          (17,107)         (123,769)         (283,378)
    Interest expense                            6,232           144,766           123,769            27,229
    Unrealized exchange (gain)                 (1,738)          (28,007)             --             (29,745)
                                         ------------      ------------      ------------      ------------
Income before taxes                           899,357         1,739,960            69,331         2,569,986
Income taxes                                   53,381           463,619              --             517,000
                                         ------------      ------------      ------------      ------------

Net Income                               $    845,976      $  1,276,341      $     69,331      $  2,052,986
                                         ============      ============      ============      ============

Identifiable assets                      $ 18,012,300      $  9,852,804      $  7,612,581      $ 20,252,523
                                         ============      ============      ============      ============

Total liabilities                        $  1,662,913      $  4,291,905      $  1,543,491      $  4,411,327
                                         ============      ============      ============      ============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES--Continued

                                            Domestic          Foreign
Year Ended September 30, 1995              Operations        Operations      Eliminations     Consolidated
-----------------------------              ----------        ----------      ------------     ------------
Sales to unaffiliated customers          $  7,607,524      $ 15,368,065      $       --        $ 22,975,589
Sales to foreign subsidiaries               5,034,738              --           5,034,738                 0
                                         ------------      ------------      ------------      ------------
Net Sales                                  12,642,262        15,368,065         5,034,738        22,975,589
                                         ============      ============      ============      ============

Income from system sales and service     $    544,501      $  1,365,600      $      2,596      $  1,907,505

Less:
    Interest (income)                        (293,072)          (12,636)         (116,321)         (189,387)
    Interest expense                            7,474           143,349           116,321            34,502
    Unrealized exchange (gain)                 (3,887)          (80,242)             --             (84,129)
                                         ------------      ------------      ------------      ------------
    Income before taxes                       833,986         1,315,129             2,596         2,146,519
    Income taxes                               25,205           328,795              --             354,000
                                         ------------      ------------      ------------      ------------

    Net Income                           $    808,781      $    986,334      $      2,596      $  1,792,519
                                         ============      ============      ============      ============

    Identifiable assets                  $ 17,514,111      $  9,094,415      $  9,004,890      $ 17,603,636
                                         ============      ============      ============      ============

    Total liabilities                    $  2,053,339      $  4,764,481      $  2,781,990      $  4,035,830
                                         ============      ============      ============      ============


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES--Continued

                                            Domestic          Foreign
Year Ended September 30, 1995              Operations        Operations      Eliminations     Consolidated
-----------------------------              ----------        ----------      ------------     ------------
Sales to unaffiliated customers          $  8,292,380      $ 13,050,928      $       --        $ 21,343,308
Sales to foreign subsidiaries               3,397,669              --           3,397,669                 0
                                         ------------      ------------      ------------      ------------
Net Sales                                  11,690,049        13,050,928         3,397,669        21,343,308
                                         ============      ============      ============      ============

Income from system sales and service     $    588,862      $    884,682      $    156,186      $  1,317,358

Less:
    Interest (income)                        (229,455)          (20,850)         (145,513)         (104,792)
    Interest expense                           11,259           173,206           145,513            38,952
    Unrealized exchange loss                   24,924           311,342              --             336,266
                                         ------------      ------------      ------------      ------------
    Income before taxes                       782,134           420,984           156,186         1,046,932
    Income taxes                               12,900           151,100              --             164,000
                                         ------------      ------------      ------------      ------------

    Net Income                           $    769,234      $    269,884      $    156,186      $    882,932
                                         ============      ============      ============      ============

    Identifiable assets                  $ 16,606,773      $  7,879,268      $  9,957,377      $ 14,528,664
                                         ============      ============      ============      ============

    Total liabilities                    $  1,906,410      $  5,113,383      $  3,842,082      $  3,177,711
                                         ============      ============      ============      ============



The Company's products are marketed worldwide. Domestic operations include export sales in the western hemisphere, and foreign operations include the activities of the three foreign subsidiaries. Export sales, including those of the Company's overseas subsidiaries, were $18,740,731, or 77% of net sales for the year ended September 30, 1995, compared to $18,075,377, or 79% of net sales for the year ended September 30, 1994, and $17,031,289, or 80% of net sales for the year ended September 30, 1993.

There were no sales to any customer in excess of 10% of total sales in 1995. There was one customer with sales in excess of 10% of total sales in 1994 and none in 1993.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE E--LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                      September 30,
                                                                                     1995      1994
                                                                                  --------------------
Capital lease obligations on automobiles and equipment, due in monthly installments varying from $160 to $715, including interest at 9.5% to 11.6%, automobile and equipment financed under the lease serve as
    security to the lease obligation                                               $189,317   $217,645

Less current portion of lease obligation                                             82,912     74,541
                                                                                   --------   --------
                                                                                   $106,405   $143,104
                                                                                   ========   ========

Cash payments of interest were $28,250 in 1995, $30,878 in 1994, and $36,903 in 1993.

Equipment and fixtures includes the following amounts under the capitalized lease obligations:

                                                                                      September 30,
                                                                                     1995       1994
                                                                                  --------------------
Office furniture, fixtures and equipment                                           $264,663   $290,346
Less allowance for amortization                                                      79,152     75,323
                                                                                   --------   --------
                                                                                   $185,511   $215,023
                                                                                   ========   ========

Future payments for the capital lease obligations (including interest) as of September 30, 1995 are:

                                                                                 Capital Lease
    Year ending September 30:                                                     Obligations
                                                                                -------------
                                    1996                                           $ 97,069
                                    1997                                             88,827
                                    1998                                             25,652
                                                                                 ------------
                        Total Payments                                              211,548
    Less amounts representing interest                                               22,231
                                                                                -------------
    Present value of lease payments                                                $189,317
                                                                                =============


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE F--STOCK OPTIONS AND WARRANTS

During fiscal year 1995, the Company had two stock option programs, the 1986 Stock Option Plan (the 1986 Plan) and the 1991 Stock Plan (the 1991 Plan), for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986 and the 1991 Plan in March 1991. Stock Options under the 1986 Plan are non-qualified while those under the 1991 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan also authorizes the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the board of directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the company. During fiscal year 1995, an officer exercised stock options for a $148,966 note. The note is a full recourse promissory note and is collateralized by the stock issued upon exercise of the stock options.

A Summary of outstanding options and shares reserved under each plan is as follows:


    The 1986 Plan
    -------------
                                                 Shares
                                               Reserved
                                              For Future                Options                     Price
                                                  Grants             Outstanding                 Per Share
                                            ----------------     -----------------           ----------------
Balance September 30, 1993                        188,660                211,750             $2.00 to $ 2.625
    Options exercised                                ----                (13,750)             2.00 to   2.625
                                            ----------------     -----------------

Balance September 30, 1994                        188,660                198,000              2.00 to   2.625
    Options exercised                                ----                (41,750)             2.00 to   2.625
                                            ----------------     -----------------

Balance September 30, 1995                        188,660                156,250             $2.00 to $ 2.625
                                            ================     ==================


At September 30, 1995 and 1994, there were 156,250 and 198,000 options, respectively, currently exercisable under the 1986 Plan at prices of $2.00 to $2.625 per share.

       1991 Plan
                                                Shares               Restricted
                                              Reserved                 Stock &
                                             For Future                Options                     Price
                                                 Grants             Outstanding                 Per Share
                                            ---------------      -----------------           --------------
Balance September 30, 1993                        333,000                167,000             $1.75 to $3.50
    Options Granted                              (102,500)               102,500              4.38 to  5.38
    Options exercised                                ----                 (1,340)                      2.50
                                            ----------------     ------------------
Balance September 30, 1994                        230,500                268,160              1.75 to  5.38
    Options exercised                                ----                (13,250)             1.75 to  4.38
    Options canceled                                1,250                 (1,250)                      1.75
                                            ----------------     ------------------
Balance September 30, 1995                        231,750                253,660             $1.75 to $5.38
                                            ================     ==================


At September 30, 1995 and 1994, there were 84,326 and 51,493 options, respectively, currently exercisable under the 1991 Plan at prices of $1.75 to $5.38 per share.

In June 1990, warrants for a total of 49,095 shares were issued to an agent, in connection with the Company's sale of Series B Convertible Preferred Stock. The warrants were at a price of $2.75 per share. 7,364 shares of such warrants were exercised in March 1994 and the remaining in January 1995.

Total shares reserved for options and restricted stock are 830,320 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE G--RENTAL COMMITMENTS

Building, equipment and automobile rentals under operating leases were $846,098, $805,853, and $821,480 for the years ended September 30, 1995, 1994 and 1993, respectively.

The Company leases its corporate offices under a fifteen year agreement expiring on September 15, 2010. Annual rental under the lease is $379,000 in the first year increasing to $473,000 in the eleventh year and thereafter. The Company is obligated to pay operating expenses and real estate taxes incurred by the landlord. The Company has the right to terminate such lease at the end of the 10th lease year, subject to a termination fee.

The Company's subsidiary in the Untied Kingdom leases office space under a lease expiring in 2013. Annual rental under the lease is $186,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $10,755,844 and are due as follows: fiscal year ending September 30, 1996--$881,861; 1997--$836,794; 1998--$757,117;
1999--$739,821; 2000--$624,770; thereafter--$6,915,481


NOTE H--LINE OF CREDIT AND NOTES PAYABLE

The Company has a $2,500,000 revolving line of credit with a bank. At September 30, 1995, the entire line was unused. The line of credit agreement is in the form of an unsecured note. Advances under the line of credit bear interest at the bank's reference rate. The line has a 0.20% annual commitment fee.

The line of credit agreement places certain restrictions on the Company including requirements as to maintenance for minimum levels of tangible net worth and specified others. The Company was in compliance with these covenants at September 30, 1995. The line of credit expires March 31, 1996.

In addition to the line of credit agreement, the Company's United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. There is no security deposit requirement under the agreement.


NOTE I--CAPITAL STOCK

The Company has authorized two series of convertible preferred stock. The 1,000,000 shares of Series A and the 1,091,000 shares of Series B Preferred Stock are convertible into Common Stock on a one-share-for-one-share basis. All remaining shares of Series A Preferred Stock and Series B Preferred Stock were converted into Common Stock by early 1993 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1995

NOTE J-- SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


1995 Quarter Ended      December 31       March 31         June 30         September 30
------------------     -------------    ------------     ------------    --------------
Net Sales                $5,561,930       $6,000,731       $5,786,393       $7,011,600

Gross Profit              3,371,420        3,819,412        3,540,498        4,296,025

Net Income (1)              379,953          598,234          407,605          667,194

Earnings Per Share       $     0.06       $     0.10       $     0.06       $     0.11


1994 Quarter Ended      December 31       March 31         June 30         September 30
------------------     -------------    ------------     ------------    --------------

Net Sales                $6,316,878       $6,461,121       $5,617,259       $4,580,331

Gross Profit              3,683,109        3,940,903        3,455,994        2,842,897

Net Income (1)              517,331          619,528          426,128          229,532

Earnings Per Share       $     0.09       $     0.10       $     0.07       $     0.04


(1) The income tax rate for the fourth quarter of 1994 was impacted by the adjustment to the effective annual rate.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

COL. A                             COL. B           COL.  C             COL. D            COL. E              COL. F

                                                                        Charged to
                                   Balance at       Charged to          Other                                 Balance at
                                   Beginning        Costs and           Accounts          (Deductions)        End
Description                        of Period        Expenses            Describe          Describe            of Period
-----------                        ----------       ----------          ----------        -----------         ----------
I.  Allowance for
      Doubtful Accounts
    Year ended September
    30, 1995:                        $ 50,000        ------             ------             ------            $ 50,000

    Year  ended September
    30, 1994:                        $ 50,000        ------             ------             ------            $ 50,000

    Year ended September
    30, 1993:                        $ 50,000        ------             ------             ------            $ 50,000

II. Reserve for obsolete
    and slow moving
    inventories

    Year ended September
    30, 1995:                        $267,000        60,000             ------            (24,000)           $303,000

    Year ended September
    30, 1994:                        $261,000       125,000             ------           (119,000)           $267,000

    Year ended September
    30, 1993:                        $228,000       107,000             ------            (74,000)           $261,000
