Form 10-Q
period 1995-12-31
CHECK TECHNOLOGY CORP
filed 1996-02-13
CIK 350692

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         December 31, 1995



Commission file number                 0-10691

                          CHECK TECHNOLOGY CORPORATION

             (Exact name of registrant as specified in its charter)



         Minnesota                                          41-1392000
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification No.)


      12500 Whitewater Drive
       Minnetonka, Minnesota                                   55343
(Address of principal executive offices)                     (Zip Code)



                                 (612) 939-9000
Registrant's telephone number, including area code



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

Common Stock, $.10 Par Value - - 6,140,210 shares as of February 7, 1996



                                      INDEX
                  CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - - December 31, 1995 and September 30,
         1995

         Consolidated statements of operations - - Three months ended December 31, 1995 and 1994.

         Consolidated statements of cash flows - - Three months ended December 31, 1995 and 1994

         Consolidated statement of stockholders' equity - - Three months ended December 31, 1995

         Notes to consolidated financial statements - - December 31, 1995


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

SIGNATURES



Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                       December 31, September 30
                                                           1995         1995
                                                       -----------   -----------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                        $ 3,637,656   $ 3,390,356
      Short-term investments                             4,192,985     4,048,704
      Accounts receivable less allowance for
        doubtful accounts of $50,000                     4,663,529     4,865,712
      Inventories
         Raw materials and component parts               4,598,824     4,406,202
         Work-in-process                                   140,128       102,736
         Finished Goods                                  1,297,913     1,349,725
                                                       -----------   -----------

                                                         6,036,865     5,858,663

      Other current assets                                 589,452       727,290
                                                       -----------   -----------

                  TOTAL CURRENT ASSETS                  19,120,487    18,890,725




EQUIPMENT AND FIXTURES
      Machinery and equipment                            1,901,732     1,974,074
      Furniture and fixtures                             1,506,145     1,438,888
      Leasehold improvements                               289,752       262,714
                                                       -----------   -----------

                                                         3,697,629     3,675,676
      Less accumulated depreciation and amortization     2,459,514     2,462,844
                                                       -----------   -----------

                                                         1,238,115     1,212,832
                                                       -----------   -----------

      TOTAL ASSETS                                     $20,358,602   $20,103,557
                                                       ===========   ===========

See notes to consolidated financial statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                        December 31,   September 30
                                                                1995            1995
                                                            ------------    ------------

CURRENT LIABILITIES

      Accounts payable and accrued expenses                 $  2,282,244    $  2,390,906

      Employee compensation and related taxes                    774,218         889,369

      Income taxes payable                                       375,421         417,777

      Deferred revenue                                           530,088         523,958

      Current portion of capital lease obligations                82,082          82,912
                                                            ------------    ------------

      TOTAL CURRENT LIABILITIES                                4,044,053       4,304,922

      Capital lease obligations -- less current portion          105,946         106,405
                                                            ------------    ------------

         TOTAL LIABILITIES                                     4,149,999       4,411,327

STOCKHOLDERS' EQUITY

    Capital Stock

       Common Stock--par value $.10 per share--authorized
       7,000,000 shares; issued and outstanding
       December 31, 1995--6,138,335 shares;
       September 30, 1995--6,112,279 shares                      613,834         611,228

    Additional paid in capital                                15,741,097      15,743,703

    Foreign currency translation adjustment                     (503,241)       (453,275)

    Retained earnings (deficit)                                  356,913        (209,426)
                                                            ------------    ------------

                  TOTAL STOCKHOLDERS' EQUITY                  16,208,603      15,692,230
                                                            ============    ============

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 20,358,602    $ 20,103,557
                                                            ============    ============


See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)




                                                         Three Month Period
                                                         Ending December 31,
                                                        1995            1994
                                                     -----------    -----------
Sales:

     Printing equipment                              $ 2,750,650    $ 2,007,798

     Maintenance, spares and supplies                  3,522,631      3,554,132
                                                     -----------    -----------

         Net Sales                                     6,273,281      5,561,930

Costs and expenses:

     Cost of sales                                     2,465,894      2,190,510

     Selling, general and administrative               2,683,979      2,423,773

     Research and Development                            528,566        587,983
                                                     -----------    -----------

                                                       5,678,439      5,202,266
                                                     -----------    -----------

Income from system sales and service                     594,842        359,664


Interest (income)                                        (90,477)       (60,160)

Unrealized exchange (gain) loss                           (5,143)       (43,129)
                                                     -----------    -----------

         Income before taxes                             690,462        462,953

Income taxes                                             138,000         83,000
                                                     -----------    -----------

         Net Income                                  $   552,462    $   379,953
                                                     ===========    ===========

Earnings per share                                   $      0.09    $      0.06
                                                     ===========    ===========


Weighted average number of shares and
   share equivalents outstanding during the period     6,337,523      6,226,974


See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

                                                           Three Month Period
                                                           Ending December 31,
                                                           1995           1994
                                                       -----------    -----------
OPERATING ACTIVITIES

      Net income                                       $   552,462    $   379,954

         Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                 94,337         96,925

              Other                                        (44,062)       (55,092)

      Changes in operating assets and liabilities:

         Accounts receivable                               185,998     (1,226,334)

         Inventories                                      (247,825)       110,469

         Other current assets                              136,692       (130,339)

         Accounts payable and accrued expenses            (236,544)      (507,345)

         Deferred revenue                                    7,633          6,463
                                                       -----------    -----------

NET CASH FROM (USED IN) OPERATING ACTIVITIES               448,691     (1,325,299)

INVESTING ACTIVITIES

      Purchase of equipment and fixtures                  (122,331)       (52,899)

      Purchase of short-term investment                 (2,136,996)      (472,042)

      Proceeds from sale of short-term investment        2,051,000      1,000,000
                                                       -----------    -----------

NET CASH FROM (USED IN) INVESTING ACTIVITIES              (208,327)       475,059

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                     0          4,593

      Addition of  capital leases                           38,894              0

      Repayment of long-term debt and capital leases       (38,284)       (13,040)
                                                       -----------    -----------

NET CASH FROM FINANCING ACTIVITIES                             610         (8,447)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      6,326         11,366
                                                       -----------    -----------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             247,300       (847,321)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR            3,390,356      1,871,314
                                                       ===========    ===========

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 3,637,656    $ 1,023,993
                                                       ===========    ===========

See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                            Foreign
                                                            Additional      Currency       Retained
                                      Common Stock            Paid-In      Translation     Earnings
                                 Shares         Amount        Capital       Adjustment     (Deficit)
                               -----------    -----------   -----------    -----------    -----------
Balance September 30, 1995       6,112,279    $   611,228    15,743,703    $  (453,275)   $  (209,426)

Net Income                                                                                    552,462

Exercise of stock options           26,056          2,606        (2,606)

Vesting of restricted stock                                                                    13,877

Foreign currency translation                                                   (49,966)
                               -----------    -----------   -----------    -----------    -----------

Balance December 31, 1995        6,138,335    $   613,834    15,741,097    $  (503,241)   $   356,913


See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


December 31, 1995

NOTE A - - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

Reclassifications have been made in the prior year to conform with classifications in the current year.

Income per share of common stock is computed by dividing the net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.


NOTE B -- INCOME TAXES

The components of income tax expenses for the three month periods ended December 31, 1995 and 1994 as follows:


                                          Three Month Period Ended
                                                December 31,
                                        ----------------------------
                                           1995              1994
                                        ------------     -----------
         Current:

              Federal                    $   31,000       $   20,000
              State                           5,000            2,000
              Foreign                       102,000           61,000
                                        ===========      ===========
         Total Income Tax Expense        $  138,000       $   83,000
                                        ===========      ===========


NOTE C -- NOTE PAYABLE

The Company has an unsecured line of credit agreement with a bank which provides for a $2,500,000 revolving credit line. Advances under the line of credit bear interest at the bank's reference rate. Advances made under the line of credit agreement shall mature no later than March 31, 1996. As of December 31, 1995, the revolving line of credit was unused.


Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three month period ended December 31, 1995, revenues from the sale of document production equipment increased 37% over the comparable quarter in the prior year due primarily to increased sales in the Americas, France and Africa.

For the three month period ended December 31, 1995, revenues for maintenance contracts, spare parts, supplies and consumable items were flat with the comparable quarter in the prior year. Revenues for the quarter were affected by the timing of purchases of supplies and consumables by certain major customers.

The gross margin percentage for the three month period ended December 31, 1995, was 61% compared to 61% in the comparable prior period.

Selling, general and administrative expenses during the three month period ended December 31, 1995, increased 10% over the comparable period last year primarily due to increased marketing expenses.

Research and development expenses decreased 10% over the comparable period last year. The decrease was primarily due to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange gain for the current quarter of $5,000 compared to an unrealized exchange gain of $43,000 in the comparable period last year. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Liquidity and Capital Resources

Working capital increased from $14,586,000 at September 30, 1995, to $15,077,000 at December 31, 1995. Stockholders' equity increased from $15,692,000 at September 30, 1995, to $16,209,000 at December 31, 1995.

The Company's long-term debt to equity ratio was 0.01 at December 31, 1995, and September 30, 1995. The Company maintains a $2.5 million unsecured bank line of credit. At December 31, 1995, the line was unused. The credit agreement expires March 31, 1996 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1996.

At December 31, 1995, the Company had no material commitments for capital expenditures.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1995.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHECK TECHNOLOGY CORPORATION
                                           Registrant



Date      February 13, 1996                /s/ Jay A. Herman
                                           Jay A. Herman
                                           President and Chief Executive Officer


Date      February 13, 1996                /s/ Paul W. B. Stephenson
                                           Paul W.B. Stephenson
                                           Vice President, Finance and
                                            Administration