Form 10-Q
period 1996-03-31
CHECK TECHNOLOGY CORP
filed 1996-05-15
CIK 350692

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       March 31, 1996



Commission file number               0-10691

                          CHECK TECHNOLOGY CORPORATION

             (Exact name of registrant as specified in its charter)



          Minnesota                                           41-1392000
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


          12500 Whitewater Drive
           Minnetonka, Minnesota                               55343-9420
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



       Common Stock, $.10 Par Value - - 6,221,094 shares as of May 10, 1996



                                      INDEX
                  CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - - March 31, 1996 and September 30, 1995

         Consolidated  statements  of  operations - - Three months ended
         March 31, 1996 and 1995, and six months ended March 31, 1996 and 1995

         Consolidated statements of cash flows - - Six months ended March 31, 1996 and 1995

         Consolidated statement of stockholders' equity - - Six months ended March 31, 1996

         Notes to consolidated financial statements - - March 31, 1996


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and reports on Form 8-K

SIGNATURES



Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                        March 31,   September 30
                                                          1996          1995
                                                       -----------   -----------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                        $ 4,248,018   $ 3,390,356
      Short-term investments                             3,337,201     4,048,704
      Accounts receivable less allowance
       for doubtful accounts of $50,000                  5,300,785     4,865,712
      Inventories
         Raw materials and component parts               4,409,800     4,406,202
         Work-in-process                                   652,600       102,736
         Finished Goods                                  1,073,313     1,349,725
                                                       -----------   -----------

                                                         6,135,713     5,858,663

      Other current assets                                 661,404       727,290
                                                       -----------   -----------

                  TOTAL CURRENT ASSETS                  19,683,121    18,890,725




EQUIPMENT AND FIXTURES
      Machinery and equipment                            1,973,131     1,974,074
      Furniture and fixtures                             1,577,787     1,438,888
      Leasehold improvements                               288,965       262,714
                                                       -----------   -----------

                                                         3,839,883     3,675,676
      Less accumulated depreciation and amortization     2,562,781     2,462,844
                                                       -----------   -----------

                                                         1,277,102     1,212,832
                                                       -----------   -----------

      TOTAL ASSETS                                     $20,960,223   $20,103,557
                                                       ===========   ===========

See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                          March 31,     September 30
                                                                1996           1995
                                                            ------------    ------------
CURRENT LIABILITIES

      Accounts payable and accrued expenses                 $  2,140,151    $  2,390,906

      Employee compensation and related taxes                    656,472         889,369

      Income taxes payable                                       492,214         417,777

      Deferred revenue                                           546,092         523,958

      Current portion of capital lease obligations                86,961          82,912
                                                            ------------    ------------

      TOTAL CURRENT LIABILITIES                                3,921,890       4,304,922

      Capital lease obligations -- less current portion          100,050         106,405
                                                            ------------    ------------

         TOTAL LIABILITIES                                     4,021,940       4,411,327

STOCKHOLDERS' EQUITY

    Capital Stock


       Common Stock--par value $.10 per share--authorized
       25,000,000 shares; issued and outstanding
       March 31, 1996--6,205,344 shares;                         620,534         611,228
       September 30, 1995--6,112,279 shares

    Additional paid in capital                                15,784,386      15,743,703

    Foreign currency translation adjustment                     (547,421)       (453,275)

    Retained earnings (deficit)                                1,080,784        (209,426)
                                                            ------------    ------------

                  TOTAL STOCKHOLDERS' EQUITY                  16,938,283      15,692,230
                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 20,960,223    $ 20,103,557
                                                            ============    ============


See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                Three Month Period               Six Month Period
                                                  Ending March 31,               Ending March 31,
                                                1996            1995            1996            1995
                                            ------------    ------------    ------------    ------------
Sales:
     Printing equipment                     $  3,167,449    $  2,649,709    $  5,918,100    $  4,657,507
     Maintenance, spares and supplies          3,503,092       3,351,022       7,025,722       6,905,154
                                            ------------    ------------    ------------    ------------
         Net Sales                             6,670,541       6,000,731      12,943,822      11,562,661

Costs and expenses:

     Cost of sales                             2,570,830       2,181,319       5,036,724       4,371,829
     Selling, general and administrative       2,791,447       2,510,584       5,475,426       4,934,357
     Research and Development                    526,267         625,435       1,054,833       1,213,418
                                            ------------    ------------    ------------    ------------
                                               5,888,544       5,317,338      11,566,983      10,519,604
                                            ------------    ------------    ------------    ------------

Income from system sales and service             781,997         683,393       1,376,839       1,043,057


Interest (income)                                (92,740)        (51,372)       (183,217)       (111,532)

Unrealized exchange (gain) loss                  (10,508)          5,531         (15,652)        (37,598)
                                            ------------    ------------    ------------    ------------

         Income before taxes                     885,245         729,234       1,575,708       1,192,187

Income taxes                                     177,000         131,000         315,001         214,000
                                            ------------    ------------    ------------    ------------

         Net Income                         $    708,245    $    598,234    $  1,260,707    $    978,187
                                            ============    ============    ============    ============

Earnings per share                          $       0.11    $       0.10    $       0.20    $       0.16
                                            ============    ============    ============    ============


Weighted average number of shares and
     share equivalents outstanding during      6,353,952       6,280,183       6,337,523       6,226,974
     the period


See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                            Six Month Period
                                                            Ending March 31,
                                                          1996            1995
                                                       -----------    -----------
OPERATING ACTIVITIES

      Net income                                       $ 1,260,707    $   978,187

         Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                200,949        207,181

              Other                                        (86,959)       (92,482)

      Changes in operating assets and liabilities:

         Accounts receivable                              (489,001)    (1,445,074)

         Inventories                                      (309,728)        28,658

         Other current assets                               61,347        (78,982)

         Accounts payable and accrued expenses            (397,368)      (884,144)

         Deferred revenue                                   16,468         57,434
                                                       -----------    -----------

NET CASH FROM (USED IN) OPERATING ACTIVITIES               256,415     (1,229,222)

INVESTING ACTIVITIES

      Purchase of equipment and fixtures                  (289,432)      (109,843)

      Proceeds from sale of equipment                       44,046              0

      Purchase of short-term investment                 (3,285,821)    (1,940,526)

      Proceeds from sale of short-term investment        4,101,000      2,505,942
                                                       -----------    -----------

NET CASH FROM (USED IN) INVESTING ACTIVITIES               569,793        455,573

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                49,989         49,019

      Addition of  capital leases                           39,097         21,657

      Repayment of long-term debt and capital leases       (50,119)       (26,879)
                                                       -----------    -----------

NET CASH FROM FINANCING ACTIVITIES                          38,967         43,797

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (7,512)        (6,475)
                                                       -----------    -----------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS             857,662       (736,327)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR            3,390,356      1,871,314
                                                       ===========    ===========

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 4,248,018    $ 1,134,987
                                                       ===========    ===========


See notes to consolidated financial statements



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                                Foreign
                                                                 Additional     Currency      Retained
                                         Common Stock             Paid-In     Translation     Earnings
                                     Shares         Amount        Capital      Adjustment     (Deficit)
                                   -----------    -----------   -----------   -----------    -----------
Balance September 30, 1995           6,112,279    $   611,228    15,743,703   $  (453,275)   $  (209,426)

Net Income                                                                                     1,260,707

Exercise of stock options               93,065          9,306        34,037

Conversion of Series B
     Convertible preferred stock
     Conversion of warrants

Vesting of restricted stock                                                                       29,503

Payment of note receivable                                            6,646

Foreign currency translation                                                      (94,146)
                                   -----------    -----------   -----------   -----------    -----------

Balance March 31, 1996               6,205,344    $   620,534    15,784,386   $  (547,421)   $ 1,080,784



See notes to consolidated financial statements.




CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1996

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


NOTE B -- INCOME TAXES

The components of income tax expenses for the six month periods ended March 31, 1996 and 1995 are as follows:


                                   Six-Month Period Ended
                                         March 31,
                                    -------------------

                                      1996       1995
                                    --------   --------

         Current:

                  Federal           $ 18,000   $      0

                  State               10,000      5,000

                  Foreign            287,000    209,000
                                    ========   ========

         Total Income Tax Expense   $315,000   $214,000
                                    ========   ========


NOTE C -- LINE OF CREDIT

The Company has an unsecured line of credit agreement with a bank which provides for a $2,500,000 revolving credit line. Advances under the line of credit bear interest at the bank's reference rate. Advances made under the line of credit agreement shall mature no later than March 31, 1997. As of March 31, 1996, the revolving line of credit was unused.



Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (1) sales of document production systems and related equipment and (2) maintenance contracts, spare parts, supplies and consumable items. For the three and six month periods ended March 31, 1996, revenues from the sale of document production equipment increased 20% and 27% respectively primarily due to increased sales in the Americas, Europe and Africa.

For the three and six month periods ended March 31, 1996, revenues for maintenance contracts, spare parts, supplies and consumable items increased 5% and 2%, primarily due to the timing of purchases of supplies and consumables and the increase in the installed base of systems.

The gross margin percentage for the three and six months periods ended March 31, 1996, were 61% and 61% respectively, compared to 64% and 62% in the comparable prior period. The changes were primarily due to changes in product mix.

Selling, general and administrative expenses during the three and six month periods ended March 31, 1996, increased 11% and 11% over the comparable period last year as a result of higher personnel and marketing costs.

Research and development expenses decreased 16% and 13% over the comparable period last year. The decrease was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange gain for the current quarter of $11,000 and a gain for the six months ended March 31, 1996, of $16,000. For the prior year, the Company had an unrealized exchange loss of $6,000 for the quarter and a gain of $38,000 for the six month period. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Liquidity and Capital Resources

Working capital increased from $14,586,000 at September 30, 1995 , to $15,661,000 at March 31, 1996. Stockholders' equity increased to $16,938,000 at March 31, 1996, compared to $15,692,000 at September 30, 1995.

The Company's long-term debt to equity ratio was 0.01 at March 31, 1996, and September 30, 1995. The Company maintains a $2.5 million unsecured bank line of credit. At March 31, 1996, the line was unused. The credit agreement expires March 31, 1997. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1996.

At March 31, 1996, the Company had no material commitments for capital expenditures.



PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on March 21, 1996. The shareholders took the following actions: (i) The shareholders elected five directors to serve for a term ending in 1997 and until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:


                                         Votes For           Votes Withheld
  Robert Reznick                         5,295,310               330,242
  Jay A. Herman                          5,602,471                23,081
  Thomas H. Garrett, III                 5,296,675               328,877
  Gary R. Holland                        5,600,323                25,229
  Oscar Victor                           5,603,406                22,146



(ii) The shareholders approved the selection of Ernst & Young as the Company's independent public accountants for 1996. 5,599,207 votes were cast for the resolution; 11,894 votes were cast against the resolution; 14,451 shares represent votes abstained.


(iii) The shareholders approved the amendment to the Company's Articles of Incorporation to increase the total number of authorized shares of common stock from 7,000,000 shares to 25,000,000 shares. 5,081,816 shares were voted in favor of said proposal; 506,879 shares were cast against the proposal, and 36,857 shares abstained.


Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHECK TECHNOLOGY CORPORATION
                                           Registrant



Date    May 14, 1996                       /s/ Jay A. Herman
                                           Jay A. Herman
                                           President and Chief Executive Officer


Date    May 14 , 1996                      /s/ Paul W.B. Stephenson
                                           Paul W.B. Stephenson
                                           Vice President, Finance and
                                           Administration