Form 10-Q
period 1996-06-30
CHECK TECHNOLOGY CORP
filed 1996-08-09
CIK 350692

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             June 30, 1996


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


       Common Stock, $.10 Par Value - - 6,241,977  shares as of July 31, 1996


                                      INDEX
                  CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Consolidated balance sheets - - June 30, 1996 and September 30, 1995

                  Consolidated statements of operations - - Three months ended June 30, 1996 and 1995, and nine months ended June 30, 1996 and 1995

                  Consolidated statements of cash flows - - Nine months ended June 30, 1996 and 1995

                  Consolidated statement of stockholders' equity - - Nine months ended, June 30, 1996

                  Notes to consolidated financial statements - - June 30, 1996


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 3.           Exhibits and reports on Form 8-K

SIGNATURES


Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                            June 30,       September 30,
                                                              1996             1995
                                                          -----------      -----------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                           $ 5,370,941      $ 3,390,356
      Short-term investments                                3,344,349        4,048,704
      Accounts receivable less allowance for
         doubtful accounts of $50,000                       4,843,701        4,865,712
      Inventories
         Raw materials and component parts                  4,633,705        4,406,202
         Work-in-process                                      429,043          102,736
         Finished Goods                                     1,308,931        1,349,725
                                                          -----------      -----------

                                                            6,371,679        5,858,663

      Other current assets                                    701,306          727,290
                                                          -----------      -----------

                  TOTAL CURRENT ASSETS                     20,631,976       18,890,725




EQUIPMENT AND FIXTURES
      Machinery and equipment                               1,988,633        1,974,074
      Furniture and fixtures                                1,607,129        1,438,888
      Leasehold improvements                                  297,107          262,714
                                                          -----------      -----------

                                                            3,892,869        3,675,676
      Less accumulated depreciation and amortization        2,664,204        2,462,844
                                                          -----------      -----------

                                                            1,228,665        1,212,832
                                                          -----------      -----------

      TOTAL ASSETS                                        $21,860,641      $20,103,557
                                                          ===========      ===========

See notes to consolidated financial statements


LIABILITIES AND STOCKHOLDERS' EQUITY                              June 30,        September 30,
                                                                   1996               1995
                                                               ------------       ------------
CURRENT LIABILITIES

      Accounts payable and accrued expenses                    $  2,295,597       $  2,390,906

      Employee compensation and related taxes                       826,624            889,369

      Income taxes payable                                          543,123            417,777

      Deferred revenue                                              508,289            523,958

      Current portion of capital lease obligations                   87,818             82,912
                                                               ------------       ------------

      TOTAL CURRENT LIABILITIES                                   4,261,451          4,304,922

      Capital lease obligations -- less current portion              71,450            106,405
                                                               ------------       ------------

         TOTAL LIABILITIES                                        4,332,901          4,411,327

STOCKHOLDERS' EQUITY

    Capital Stock

       Common Stock--par value $.10 per share--authorized
       25,000,000 shares; issued and outstanding
       June 30, 1996--6,241,977 shares;
       September 30, 1995--6,112,279 shares                         624,198            611,228

    Additional paid in capital                                   16,060,117         15,743,703

    Foreign currency translation adjustment                        (558,087)          (453,275)

    Retained earnings (deficit)                                   1,401,512           (209,426)
                                                               ------------       ------------

                  TOTAL STOCKHOLDERS' EQUITY                     17,527,740         15,692,230
                                                               ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 21,860,641       $ 20,103,557
                                                               ============       ============


See notes to consolidated financial statements




CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                            Three Month Period                     Nine Month Period
                                                              Ending June 30,                       Ending June 30,
                                                         1996                 1995             1996                1995
                                                     ------------       ------------       ------------       ------------
Sales:

     Printing equipment                              $  2,629,805       $  2,305,980       $  8,547,905       $  6,963,487

     Maintenance, spares and supplies                   3,663,797          3,480,413         10,689,518         10,385,565
                                                     ------------       ------------       ------------       ------------

         Net Sales                                      6,293,602          5,786,393         19,237,423         17,349,052

Costs and expenses:

     Cost of sales                                      2,445,980          2,245,895          7,482,704          6,617,724

     Selling, general and administrative                2,710,625          2,424,126          8,186,051          7,358,483

     Research and Development                             591,262            592,186          1,646,095          1,805,603
                                                     ------------       ------------       ------------       ------------

                                                        5,747,867          5,262,207         17,314,850         15,781,810
                                                     ------------       ------------       ------------       ------------

Income from system sales and service                      545,735            524,186          1,922,573          1,567,242


Interest (income)                                         (85,519)           (66,444)          (268,737)          (177,976)

Unrealized exchange (gain) loss                           (15,506)            42,025            (31,157)             4,427
                                                     ------------       ------------       ------------       ------------

         Income before taxes                              646,760            548,605          2,222,467          1,740,791

Income taxes                                              124,782            141,000            439,782            355,000
                                                     ------------       ------------       ------------       ------------

         Net Income                                  $    521,978       $    407,605       $  1,782,685       $  1,385,791
                                                     ============       ============       ============       ============

Earnings per share                                   $       0.08       $       0.06       $       0.28       $       0.22
                                                     ============       ============       ============       ============


Weighted average number of shares and
     share equivalents outstanding during               6,387,443          6,281,984          6,352,005          6,262,852
     the period


See notes to consolidated financial statements



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
                                                                  Nine Month Period
                                                                   Ending June 30,
                                                               1996             1995
                                                           -----------       -----------
OPERATING ACTIVITIES

      Net income                                           $ 1,782,685       $ 1,385,791

         Adjustments to reconcile net income to
           net cash provided by operating activities:

              Depreciation and amortization                    321,668           311,083

              Other                                            (94,747)         (123,995)

      Changes in operating assets and liabilities:

         Accounts receivable                                    13,349          (847,190)

         Inventories                                          (532,155)          149,224

         Other current assets                                   23,061          (325,385)

         Accounts payable and accrued expenses                 (65,555)       (1,383,467)

         Deferred revenue                                      (21,296)           15,300
                                                           -----------       -----------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                 1,427,010          (818,639)

INVESTING ACTIVITIES

      Purchase of equipment and fixtures                      (384,083)         (163,133)

      Proceeds from sale of equipment                           70,619            26,059

      Purchase of short-term investment                     (6,105,086)       (2,924,131)

      Proceeds from sale of short-term investment            6,931,788         3,491,854
                                                           -----------       -----------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                   513,238           430,649

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                    99,384           129,129

      Addition of  capital leases                               39,809            64,033

      Repayment of long-term debt and capital leases           (79,501)          (57,374)
                                                           -----------       -----------

NET CASH FROM FINANCING ACTIVITIES                              59,692           135,788

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (19,354)            1,866
                                                           -----------       -----------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS               1,980,585          (250,336)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                3,390,356         1,871,314
                                                           ===========       ===========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 5,370,941       $ 1,620,978
                                                           ===========       ===========

See notes to consolidated financial statements.



CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                                                   Foreign
                                                                    Additional     Currency        Retained
                                            Common Stock             Paid-In      Translation      Earnings
                                       Shares          Amount        Capital      Adjustment       (Deficit)
                                    -----------     -----------    -----------    -----------     -----------
Balance September 30, 1995            6,112,279     $   611,228     15,743,703    $  (453,275)    $  (209,426)

Net Income                                                                                          1,782,685

Exercise of stock options               109,698          10,970         81,768

Conversion of Series B
     Convertible preferred stock

Conversion of warrants

Issuance of restricted stock             20,000           2,000        228,000                       (230,000)

Vesting of restricted stock                                                                            58,253

Payment of note receivable                                               6,646

Foreign currency translation                                                         (104,812)
                                    -----------     -----------    -----------    -----------     -----------
Balance June 30, 1996                 6,241,977     $   624,198     16,060,117    $  (558,087)    $ 1,401,512



See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1996

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


NOTE B -- INCOME TAXES

The components of income tax expenses for the nine month periods ended June 30, 1996 and 1995 are as follows:

                                              Nine-Month Period Ended
                                                     June, 30,
                                        -------------------------------------
                                             1996                  1995
                                        ----------------      ---------------
       Current:

                Federal                 $        13,281       $      (10,000)

                State                            15,496                6,000

                Foreign                         411,005              359,000
                                        ----------------      ---------------

       Total Income Tax Expense         $       439,782       $      355,000
                                        ================      ===============


NOTE C -- LINE OF CREDIT

The Company has an unsecured line of credit agreement with a bank which provides for a $2,500,000 revolving credit line. Advances under the line of credit bear interest at the bank's reference rate. Advances made under the line of credit agreement shall mature no later than March 31, 1997. As of June 30, 1996, the revolving line of credit was unused.


Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (1) sales of document production systems and related equipment and (2) maintenance contracts, spare parts, supplies and consumable items. For the three and nine month periods ended June 30, 1996, revenues from the sale of document production equipment increased 14% and 23% respectively primarily due to increased sales in the Americas, Europe and Asia.

For the three and nine month periods ended June 30, 1996, revenues for maintenance contracts, spare parts, supplies and consumable items increased 5% and 3%, primarily due to the timing of purchases of supplies and consumables and the increase in the installed base of systems.

The gross margin percentage for the three and nine months periods ended June 30, 1996, were 61% and 61% respectively, compared to 61% and 62% in the comparable prior period.

Selling, general and administrative expenses during the three and nine month periods ended June, 1996, increased 12% and 11% over the comparable period last year as a result of higher personnel and marketing costs.

Research and development expenses for the three month period ending June 30 remained unchanged from the comparable period last year and decreased 9% for the nine month period ended June 30 from the comparable period last year. The decrease was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange gain for the current quarter of $16,000 and a gain for the nine months ended June 30, 1996, of $31,000. For the prior year, the Company had an unrealized exchange loss of $42,000 for the quarter and a loss of $4,000 for the nine month period. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Factors Affecting Results of Operations

The company's revenues and operating results can vary substantially from quarter to quarter. Revenues in any quarter are substantially affected by the level of equipment sales booked and shipped in that quarter. This activity is difficult to forecast for a variety of reasons including: (i) the duration of the Company's sales cycle is relatively long; (ii) the size of transactions can vary significantly; (iii) financing constraints in some of the countries where the Company does business may delay the completion of transactions beyond the customer's expectations; (iv) postponement or cancellation of customer orders; and (v) changes in economic, political and market conditions, which can affect business opportunities with minimal notice. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, a variation in the timing of the recognition of revenues could result in significant variations in operating results from quarter to quarter. The Company's operations may in the future experience significant fluctuations from period to period as a consequence of changing industry patterns, general economic conditions affecting the timing of orders from major customers and other factors affecting capital spending. There can be no assurance that such factors will not have a material effect on the Company's business, operating results or financial condition. The Company's continued success is primarily dependent on its continued ability to introduce, develop and market new and enhanced versions of its products, although there can be no assurance that such ability can be maintained.

This document contains a number of forward-looking statements including: (i) the entire paragraph immediately preceding, (ii) the last sentence of the sixth paragraph under the caption "Results of Operations" and (iii) the last two sentences of the second paragraph under the caption "Liquidity and Capital Resources". In addition, the Company may from time to time make oral forward-looking statements to securities market analysts and other investors who utilize such forward-looking statements to prepare and publish forecasts of the Company's future operating results. The factors set forth in the Annual Report on Form 10-K for the year ending September 30, 1995 in Part 1, Item 1 "Business" and Part II Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" as well as those mentioned in this section are important factors that could cause actual results to differ materially from those projected in any such forward looking statements.

Liquidity and Capital Resources

Working capital increased from $14,586,000 at September 30, 1995, to $16,731,000 at June 30, 1996. Stockholders' equity increased to $17,528,000 at June 30, 1996, compared to $15,692,000 at September 30, 1995.

The Company's long-term debt to equity ratio was less than 0.01 at June 30, 1996, and September 30, 1995. The Company maintains a $2.5 million unsecured bank line of credit. At June 30, 1996, the line was unused. The credit agreement expires March 31, 1997 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1996.

At June 30, 1996, the Company had no material commitments for capital expenditures.



PART II.  OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHECK TECHNOLOGY CORPORATION
                                       Registrant



Date       August 9, 1996               /s/ Jay A. Herman
    --------------------------------   -------------------
                                       Jay A. Herman
                                       President and Chief Executive Officer


Date       August 9, 1996              /s/ Paul W.B. Stephenson
    --------------------------------  --------------------------
                                      Paul W.B. Stephenson
                                      Vice President, Finance and Administration