Form 10-K
period 1996-09-30
CHECK TECHNOLOGY CORP
filed 1996-12-27
CIK 350692

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the fiscal year ended September 30, 1996

                         Commission File Number: 0-10691

                          CHECK TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                               41-1392000
  ---------------------------------------------   ----------------------
  (State or other jurisdiction of incorporation   (I.R.S. Employer
    or organization)                               Identification No.)


  12500 Whitewater Drive, Minnetonka, Minnesota          55343-9420
  ----------------------------------------------       --------------
    (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (612) 939-9000


                              ____________________

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock ($.10 par value)
                                (Title of Class)
                              ____________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 60 days.
YES  X    NO
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this form 10-K.               [ X ]

The aggregate market value of the voting stock (common stock and voting Convertible Preferred Stock) held by nonaffiliates of the Registrant was approximately $53,343,000 at December 1, 1996 when the closing price of such stock, as reported by Nasdaq, was $8.875.

There were 6,317,727 shares outstanding of Registrant's $.10 par value common stock as of December 1, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive proxy statement to be filed with the Commission within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III

This Form 10-K consists of 44 pages (including exhibits). The index is set forth on page 14.

ITEM 1. BUSINESS

COMPANY BACKGROUND

Check Technology Corporation (the Company) was formed in 1981 to design and manufacture a sophisticated printing system. The original product concept for the Company was a computerized financial document production system which integrated many of the functions required for the production of checkbooks. These functions included (i) automatic collation of checkbook components, (ii) high quality alphanumeric and graphics printing for customer personalization and bank address, and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks. Shipments of its first system, the Model 2000 CHECKTRONIC-Registered Trademark-, began in 1983.

Within a short time after the introduction of the CHECKTRONIC system, the Company recognized the product's applicability in such areas as insurance claim production and centralized funds disbursements. The latter includes payroll and accounts payable checks. These applications are called "Checkwriting" applications by the Company. Checkwriting typically requires a high level of security (e.g. secure operator access and the ability to produce an audit trail after a batch of checks is produced.) The Company developed sophisticated control software/hardware which met these stringent operating requirements.
This security capability is offered as an option on many of the Company's systems and differentiates the Company's products from many competitor's products.

The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above was found to result in the cost effective production of the small check order sizes common to most markets outside the United States. The production cost reductions for orders of 25-100 checks, as well as the improvement in printing quality, created a demand for the Company's systems in many international markets.

In order to manage this demand and to provide the necessary technical support of the products after installation in the field, the Company opened its first subsidiary, Check Technology Limited, in England in 1983. The Company opened its French and Australian subsidiaries in 1987. At September 30, 1996, the Company had an installed base of over 400 systems located in 47 countries.

BUSINESS

The Company's business is the design, manufacture, sale and service of computerized financial document production systems. The systems can collate, personalize and encode documents into packages tailored to the customer's requirements. The systems are sold through the Company and its international subsidiaries.

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

Cut Sheet Production Systems. The Company's primary cut-sheet system is the CHECKTRONIC series. The CHECKTRONIC series uses a combination of ion-deposition and impact technology. The Company markets four CHECKTRONIC models to companies with medium to high volume folio production, insurance claim, fulfillment and disbursement applications. The Model 1750X operates at a rated speed of 45 pages per minute, while the Models 2100X, 4000X and 4500X operate at 60, 90 and 120 pages per minute, respectively. The CHECKTRONIC series can be purchased with an advanced security/audit capability. The Company's CHECKTRONIC systems provide their owners with the flexibility, reliability and consistency to produce high quality documents while reducing production costs.

Continuous Form Production Systems. The Company's CheckPrinter series consists of continuous form systems. These systems are available as either stand alone MICR printers or as tandem systems. The Model 930 and Model 960 operate at over 300 and 600 documents per minute, respectively. These two models utilize impact technology to produce high quality MICR characters.

Finishing Unit. In addition to the document production systems, the Company offers a finishing system to complement its cut-sheet product line. The FOLIOTRONIC-Registered Trademark- system incorporates a blend of proven concepts with new designs and advanced microprocessor controls. The FOLIOTRONIC system consists of a guillotine and stitcher/binder modules. Its rated throughput is up to 2,000 books per hour. When used with the Company's electronic production systems, the FOLIOTRONIC system enables customers with folio production applications to transform blank paper stock into finished books.

Service and Maintenance. Service and maintenance revenue results from the sale of maintenance contracts, the sale of proprietary consumable and supply items and the sale of spare parts to customers who have purchased the Company's equipment. Supplies are operating materials that are consumed during normal operation of the Company's systems. Examples of these supplies are MICR ribbon consumed in the printing of each MICR code line and toner which is consumed in the personalization of each document. The Company believes that its service network and spare parts business operated profitably for the years ended September 30, 1996, 1995 and 1994, based upon the economies of scale achieved from the expansion of the installed base of the Company's financial document production equipment.

The Company employs customer engineers throughout the world. For Customers who purchase maintenance contracts after the 90-day warranty period, which begins after customer acceptance of a system, the Company provides ongoing customer support through its service network, for which it charges for time and materials on an annual service contract basis at approximately 10% percent of the current system sales price. Some customers elect to provide their own maintenance and service on the system they have purchased. The cost of providing service during the warranty period has not been significant to the Company.

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

United States Market. The market in the United States for checks and other financial documents is the largest in the world, notwithstanding the fact that the annual consumption of checks has shown a slowing growth rate over the last five years. The Company believes that alternatives to the check document such as debit and credit cards will eventually reduce the number of checks used, although the size and rate of reduction is difficult to predict. It is estimated that other documents produced by the Company's systems have shown higher growth rates over the same period. These documents include payment coupons, tax payment and other installment payment products.

Disbursement activities, such as insurance claims and payroll operations (collectively called Checkwriting applications by the Company) have been affected by alternative payment technologies. These substitutes include Electronic Funds Transfer (EFT) and Electronic Data Interchange (EDI). Although these alternatives comprise only a small percentage of total payment transactions in the United States, they are expected to have an increasingly significant impact on U.S. disbursement activities over the next ten years.

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

International Market. The market for the Company's products outside the Untied States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on the Company's products because of their automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the Company's high quality MICR printing capabilities. As a result of these market factors, the Company has had success in penetrating the largest personal check production markets outside of the United States. These include Australia, Brazil, France, Mexico, Spain and the United Kingdom.

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

Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul), John J. Harland Company (Decatur, Georgia), and Clarke American (San Antonio), who are all customers of Check Technology Corporation. Competitive standards for alphanumeric print quality, MICR print quality and delivery time in this segment are established by these major players. All of these market standards must be met or surpassed by any new market competitor or production technology in order to capture a substantial share of the United States personal check market. As a result, the alphanumeric print quality required in this market, at present, must approach the quality of the offset or letter press printing technologies in use by the predominant companies. Up to this time, none of the new printing technologies introduced into this market over the last ten years has been capable of meeting these stringent quality standards. Only in the production of new account kits, money market checkbooks and other applications which do not require offset or letterpress quality, has the Company been able to establish itself in the personal check application segment.

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

The centralized high volume production of insurance claims and check disbursements does not require extensive collation. For this reason the Company finds many competitors in this market segment. Specific competitors include Xerox, Siemens, Troy, and IBM (United States). The Company's products offer security and audit control, which for companies that generate many checks is a significant advantage as it restricts unauthorized access to data printed on Check Technology systems. The Company's security/audit capability also physically tracks the total number of documents printed and maintains a running total of the dollar amounts printed in each run.

BACKLOG

At December 1, 1996, the Company had a backlog of approximately $3,909,000 as compared to a backlog of $3,594,000 as of December 1, 1995. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. The Company's equipment is manufactured to orders received, and to date the Company has never been in a position where it was unable to meet a scheduled shipment date because of excessive order backlog. During fiscal year 1996, there were periods when the Company had only a nominal backlog. The Company expects that it will continue to have periods during which there will be little or no backlog.

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

RESEARCH AND DEVELOPMENT

Since its formation, the Company's research and development activities have been focused on the development of a computerized printing system which would be able to produce on a precision basis financial documents at required speeds and volumes. In the past year, the Company has continued product engineering on this system as well as expanded its effort to develop new products in related lines. The Company has continued its research on ways to make its production systems faster, more reliable, cost effective and "user friendly". The Company's research and development expenditures were $2,206,000, $2,319,000 and $2,332,000, for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company is developing a new family of check production systems, called the Imaggia systems, which, by their design and features capabilities will target the high volume U.S. check market as well as offering potential for increasing the Company's international business. The Imaggia systems are expected to incorporate state-of-the-art non-impact printing, paper handling and data communications technologies to enhance the operating efficiencies of check producers around the world.

The Company's ability to develop the Imaggia systems is dependent on its ability to fund and staff this engineering effort and on its ability to obtain a suitable digital engine printing technology for incorporation into the full system. The Company has selected the Gemini digital printing technology, currently under development by Delphax Systems, as the initial print engine for the Imaggia system.

The Company currently anticipates that the Imaggia system will be available in 1997. However, availability of the system has been delayed in the past, partly due to circumstances outside the Company's control, and no assurances can be given that these development efforts will be successful or timely.

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

EMPLOYEES

As of December 1, 1996, the Company had 191 full-time employees, including 32 in
executive and administrative positions,    31 in electronic engineering and
product development, 36 in manufacturing, 17 in sales and marketing and 75 in customer service.

Many of the Company's employees are highly skilled, and the Company's future success will depend in part upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's corporate and manufacturing offices are located in Minnetonka, Minnesota. The company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $379,000 in the first year, increasing to $481,000 in the eleventh year and thereafter, plus operating expenses and real estate taxes.

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

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is a party to, nor is any of their property the subject of, any pending legal proceedings which meet the materiality test as set forth in instruction 2 to item 103. From time to time, the Company and its subsidiaries receive complaints from customers with respect to product performance and occasionally such complaints evolve into litigation. The Company regards these matters as routine litigation incidental to its business. At December 1, 1996 there was one such claim, which the Company believes to be without merit.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                        EXECUTIVE OFFICERS OF THE COMPANY


The names and ages of all of the Company's executive officers and the positions held as of the date of this report are:

Name                     Position                                     Age
----                     --------                                     ---

Jay A. Herman            President and Chief Executive Officer        49

Robert Bridigum          Vice President of Engineering                52

Louise Jalma             Vice President of Marketing                  44

Dieter Schilling         Vice President of Operations and             41
                         Customer Service

Paul Stephenson          Vice President of Finance and                42
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

LOUISE JALMA joined the company as Vice President of Marketing in January 1996. Prior to joining the company, Ms. Jalma was Senior Vice President of Marketing for National City Bank, Minneapolis from 1993 to 1996. Previous to this she was Director of Business Development for Dorsey & Whitney from 1986 to 1993, and managed Media and Marketing Communications for North Memorial Marketing Center from 1982 to 1986.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, trades on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "CTCQ". The following table sets forth for the periods indicated the range of high and low closing prices per share as reported by Nasdaq. The Nasdaq bid quotations represent inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                        High           Low
Year Ended September 30, 1996
-----------------------------

               First Quarter       $    10 1/4    $    7 3/8
               Second Quarter      $    11 3/4    $    8
               Third Quarter       $    13 1/4    $    9 3/8
               Fourth Quarter      $    10 3/8    $    8



Year Ended September 30, 1995
-----------------------------

               First Quarter       $    5 7/8     $    4 7/8
               Second Quarter      $    7 1/8     $    5 1/4
               Third Quarter       $    7         $    5
               Fourth Quarter      $    7  5/8    $    5 3/4

HOLDERS

As of December 1, 1996, the Company had 447 holders of Common Stock of record.

DIVIDENDS

The holders of Common Stock are entitled to receive dividends when and as declared by the Company's Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA



                         September      September      September      September      September
Year Ended               30, 1996       30, 1995       30, 1994       30, 1993       30, 1992
---------------          ---------      ---------      ---------      ---------      ---------
Consolidated
Statement of
Operations Data:

  Net Sales              $24,718,974    $24,360,654    $22,975,589    $21,343,308    $20,010,638
  Net Income             $ 2,245,713    $ 2,052,986    $ 1,792,519    $   882,932    $   650,187
  Earnings per share     $      0.35    $      0.33    $      0.29    $      0.15    $      0.11


Weighted average
  number of shares
  and share equivalents
  outstanding (1)          6,355,401      6,270,504      6,145,601      6,032,096      5,988,865


                         September      September      September      September      September
Year Ended               30, 1996       30, 1995       30, 1994       30, 1993       30, 1992
---------------          ---------      ---------      ---------      ---------      ---------

Consolidated
Balance Sheet Data:

  Working Capital        $17,310,488    $14,585,803    $12,544,594    $10,376,832    $10,058,985
  Total Assets           $22,277,856    $20,103,557    $17,603,636    $14,528,664    $14,761,527
  Long Term Liabilities  $    55,615    $   106,405    $   143,104    $    97,133    $    93,607
  Stockholders' Equity   $18,408,486    $15,692,230    $13,567,806    $11,350,953    $11,078,578


(1) Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 1996 (fiscal 1996) sales of document production equipment increased 2% over the year ended September 30, 1995 (fiscal 1995) compared to an increase of 11% in fiscal 1995 over year ended September 30, 1994 (fiscal 1994). The increase in 1996 arose primarily from sales in Africa and Latin America. The increase in 1995 arose primarily from the installation of Checktronic and Foliotronic systems in North America and South Africa.

Revenues from maintenance contracts, spare parts, supplies and consumable items increased 1% in fiscal 1996 over fiscal 1995 compared to a 2% increase in fiscal 1995 over fiscal 1994. Increases in both fiscal 1996 and 1995 were a result of a higher cumulative installed system base worldwide.

Gross margin percentages in fiscal 1996 were 61% as compared to 62% in fiscal 1995 and 61% in fiscal 1994. The change was primarily due to differences in product mix.

Selling, general and administrative expenses increased 4% in fiscal 1996 over fiscal 1995, compared to an increase of 8% in fiscal 1995 over fiscal 1994. As a percentage of net sales, selling, general and administrative expenses amounted to 44% of net sales in fiscal 1996 compared to 43% in fiscal 1995 and 42% in fiscal 1994. The increase in expenses in fiscal 1996 over fiscal 1995 was due primarily to higher marketing and personnel expense.

Levels of research and development expenses in fiscal 1996 remained comparable to prior years.

Interest income increased in each of fiscal 1996, 1995 and 1994 because of higher cash and short-term investment balances each year.

The Company experiences unrealized currency gains and losses due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The net exchange gain was $51,000 in fiscal 1996, compared to a gain of $30,000 in fiscal 1995 and a gain of $84,000 in fiscal 1994. The Company anticipates that it will continue to have unrealized gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

The provision for income taxes was $297,000 in fiscal 1996 compared with $517,000 in fiscal 1995 and $354,000 in fiscal 1994. During the fourth quarter of fiscal 1996 the Company recorded certain previously unrecognized deferred tax assets amounting to $693,000, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals. As a result income tax expense for the year was favorably affected by $348,000. Further information about income taxes is provided in Note B to the consolidated financial statements.

FACTORS AFFECTING RESULTS OF OPERATIONS

The Company holds a dominant market position in many of the international markets it serves. There has been a softening of demand for the Checktronic product line from some of these established markets, and future revenues from this product line will be more dependent on sales to emerging markets. The Company is developing a new product line, named the IMAGGIA line, and achievement of the Company's future revenue plans depends upon the successful introduction of the IMAGGIA system. The Company's revenues and operating results may also fluctuate from quarter to quarter because: (i) the Company's sales cycle is relatively long; (ii) the size of orders can vary significantly; (iii) the availability of financing for customers in some countries is variable; (iv) customers may postpone or cancel orders; and (v) economic, political and market conditions in some markets can change with minimal notice and effect the timing and size of orders. Because the Company's operating results are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $17,310,000 at September 30, 1996 from $14,586,000 at September 30, 1995. Cash and short-term investments increased by $2,371,000 at September 30, 1996, to $9,810,000, compared to $7,439,000 at September 30, 1995. Stockholders' equity increased to $18,408,000 at September 30, 1996, from $15,692,000 at September 30, 1995.

The Company maintains a $2.5 million unsecured bank line of credit. At September 30, 1996, the line was unused. The agreement expires March 31, 1997, and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current funds and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1997. At September 30, 1996, the Company had no material commitments for capital expenditures.

CAUTIONARY STATEMENT

Statements included in this Management's Discussion and Analysis of Financial condition and Results of Operations, in the letter to shareholders, elsewhere in the Annual Report, in the company's Form 10-K, in other filings with the Securities and Exchange commission, in the Company's press releases and in oral statements made to securities market analysts and stockholders, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Examples of such forward-looking statements are (i) the last paragraph under the heading "Business-Research and Development", in the form 10-K, concerning the development and timing of the introduction of the IMAGGIA system, (ii) the last sentence of the seventh paragraph under the subheading "Results of Operations" concerning unrealized gains or losses from foreign operations, and (iii) the last two sentences of the second paragraph under the subheading "Liquidity and Capital Resources" concerning adequacy of working capital. The factors mentioned under the subheading "Factors Affecting Results of Operations" are among those that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement. The foregoing should not be construed as exhaustive and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect the events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries are included in a separate section of this report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the section entitled "Election of Directors" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1997, and filed with the Securities and Exchange Commission.

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

Reference is made to the section entitled "Executive Compensation" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1997, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Principal Holders of CTC Capital Shares" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1997, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of Check Technology Corporation and subsidiaries are submitted in a separate financial statement section of this report.

Description                                                      Page
-----------                                                      ----

Report of Independent Auditors                                    19

Consolidated Balance Sheets--September 30, 1996
  and 1995                                                        20

Consolidated Statements of Operations--The years ended
  September 30, 1996, 1995 and 1994                               22
Consolidated Statements of Stockholders' Equity--The
  years ended September 30, 1996, 1995 and 1994                   23
Consolidated Statements of Cash Flows--The years
  ended September 30, 1996, 1995 and 1994                         25
Notes to Consolidated Financial Statements--September 30,
  1996                                                            26

Financial Statement Schedules
-----------------------------

  Number       Description                                       Page
  ------       -----------                                       ----

Schedule II    Valuation and Qualifying Accounts                  37


All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

EXHIBITS

                                             Page or Incorporated
Number    Description                          by Reference From
------    -----------                        ---------------------

3.1       Restated Articles of               Exhibit 3.1 to Form 10-K for
          Incorporation                      fiscal year ended September 30,
                                             1987

3.2       Amended Bylaws                     Exhibit 3.2 to Form 10-K for fiscal
                                             year ended September 30, 1994

4.1       Specimen of the Company's          Exhibit 4(b) to Registration
          Common Stock Certificates          Statement on Form S-1 (No. 2-
                                             97193)

4.2       Statement of Rights and            Exhibit A to Current Report on
          Preferences of Capital Stock       Form 8-K dated May 15, 1990

4.3       Stock Purchase Agreement           Exhibit 4.4 to Form 10-K for fiscal
          Series B Convertible               year ended September 30, 1990
          Preferred Stock

10.2      Lease for Offices in Crawley       Exhibit 10.9 to Form 10-K for the
          England                            eight months ended September 30,
                                             1985

                                             Page or Incorporated
Number    Description                          by Reference From
------    -----------                        ---------------------

10.3      Bank Line of Credit Agreement
          as amended, effective
          March 15, 1996                     38

10.4      1986 Stock Option Plan             Exhibit 10.8 to Form 10-K for
                                             fiscal year ended September 30,
                                             1986

10.5      Form of Indemnification            Exhibit 10.10 to Form 10-K for
          Agreement that the Company         fiscal year ended
          has entered into with officers     September 30, 1987
          and directors.  Such agreement
          recites the provisions of
          Minnesota Statutes Section
          302A.521 and the Company's
          Bylaw provisions (which are
          substantially identical to the
          statute)

10.6      Employment Agreement as of         Exhibit 10.9 to Form 10-K for
          October 31, 1991, between          fiscal year ended September 30,
          the Company and Jay A. Herman      1991
          [replaced by exhibit 10.7]

10.7      Employment agreement as of         Exhibit 10.7 to Form 10-K for
          October 1, 1994, between           fiscal year ended September 30,
          the Company and Jay A. Herman      1994

10.8      1991 Stock Plan approved           Exhibit 10.10 to Form 10-K for
          by stockholders on May 14, 1991    fiscal year ended September 30,
                                             1991

10.9      Lease of Facilities in Minnetonka, Exhibit 10.9 to Form 10-K for
          Minnesota                          fiscal year ended September 30,
                                             1994

11        Computation of Per Share
          Earnings                           42

21        List of Subsidiaries               43

23        Consent of Independent
          Auditors                           44

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHECK TECHNOLOGY CORPORATION


Dated:  December 27, 1996               By:  /s/ Jay A. Herman
        -----------------                    -------------------------
                                                       Jay A. Herman
                                                         President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     SIGNATURE                TITLE                                                       DATE
     ---------                -----                                                       ----
/s/ Robert Reznick            Chairman of the Board                              December 27, 1996
-------------------------                                                     ----------------------
Robert Reznick


/s/ Jay A. Herman             President, Director                                December 27, 1996
-------------------------     (Principal Executive Officer)                   ----------------------
Jay A. Herman


/s/ Paul Stephenson           Vice President, Finance & Administration           December 27, 1996
-------------------------     (Principal Financial & Accounting Officer)      ----------------------
Paul Stephenson


/s/ Gary Holland              Director                                           December 27, 1996
-------------------------                                                     ----------------------
Gary Holland

/s/ Thomas H. Garrett III     Director                                           December 27, 1996
-------------------------                                                     ----------------------
Thomas H. Garrett III


/s/ Oscar Victor              Director                                           December 27, 1996
-------------------------                                                     ----------------------
Oscar Victor

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c), and (d)

         List of Financial Statements and Financial Statement Schedules

                          Financial Statement Schedules

                                Certain Exhibits



                          Year Ended September 30, 1996

                          Check Technology Corporation

                              Minnetonka, Minnesota

Form 10-K--Item 14(a)(1) and (2)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Check Technology Corporation and subsidiaries are included in Item 8:

               Report  of Independent Auditors

               Consolidated Balance Sheets -- September 30, 1996 and 1995

               Consolidated Statements of Operations -- The years ended September 30, 1996, 1995 and 1994

               Consolidated Statements of Stockholders' Equity -- September 30, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows -- The years ended September 30, 1996, 1995 and 1994

               Notes to Consolidated Financial Statements -- September 30, 1996

The following consolidated financial statement schedules of Check Technology Corporation and subsidiaries are included in Item 14(d):

               Number              Description
               ------              -----------

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
                                                       Phone: 612/343-1000


                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------


Board of Directors
Check Technology Corporation

We have audited the accompanying consolidated balance sheets of Check Technology Corporation and subsidiaries as of September 30, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Check Technology Corporation and subsidiaries at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP
-------------------------
Ernst & Young LLP


Minneapolis, Minnesota
November 27, 1996

CONSOLIDATED BALANCE SHEETS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                       September 30,
                                                       1996         1995
                                                   -----------   -----------

ASSETS

CURRENT ASSETS
        Cash and cash equivalents                  $ 4,851,283   $ 3,390,356
        Short-term investments                       4,959,023     4,048,704
        Accounts receivable less allowance for
           doubtful accounts of $50,000              3,582,350     4,865,712
        Inventories
           Raw materials and component parts         5,088,859     4,406,202
           Work-in-progress                            127,459       102,736
           Finished goods                            1,383,052     1,349,725
                                                   -----------   -----------
                                                     6,599,370     5,858,663

        Other current assets                         1,132,217       727,290
                                                   -----------   -----------

        TOTAL CURRENT ASSETS                        21,124,243    18,890,725

EQUIPMENT AND FIXTURES
        Machinery and equipment                      1,940,676     1,974,074
        Furniture and fixtures                       1,643,803     1,438,888
        Leasehold improvements                         244,693       262,714
                                                   -----------   -----------
                                                     3,829,172     3,675,676
        Less accumulated depreciation
           and amortization                          2,675,559     2,462,844
                                                   -----------   -----------
                                                     1,153,613     1,212,832

                                                   -----------   -----------
        TOTAL ASSETS                               $22,277,856   $20,103,557
                                                   -----------   -----------
                                                   -----------   -----------


                See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                         September 30,
                                                       1996         1995
                                                   ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses           $1,963,171   $ 2,390,906
   Employee compensation and related taxes            769,750       889,369
   Income taxes payable                               489,732       417,777
   Deferred revenue                                   499,036       523,958
   Current portion of capital lease
      obligations                                      92,066        82,912
                                                   ----------   -----------
             TOTAL CURRENT LIABILITIES             $3,813,755   $ 4,304,922

CAPITAL LEASE OBLIGATIONS -- less current  portion     55,615   $   106,405

                                                   ----------   -----------
             TOTAL LIABILITIES                     $3,869,370   $ 4,411,327

STOCKHOLDERS' EQUITY
        Common Stock -- par value $.10 per share--
        authorized 25,000,000 shares; issued and
        outstanding 1996 -- 6,237,727 shares;
        1995 -- 6,112,279 shares                  $   623,773       611,228

   Additional paid-in capital                      16,395,889    15,743,703
   Foreign currency translation adjustment           (513,963)     (453,275)
   Retained earnings (deficit)                      1,902,787      (209,426)
                                                  -----------   -----------
            TOTAL STOCKHOLDERS' EQUITY            $18,408,486   $15,692,230

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $22,277,856   $20,103,557
                                                  -----------   -----------
                                                  -----------   -----------

   COMMITMENTS -- Note G


CONSOLIDATED STATEMENTS OF OPERATIONS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                       Year Ended September 30,
                                                 1996            1995          1994
Sales:
     Printing Equipment                       $10,636,518     $10,436,169   $ 9,369,808
     Maintenance, spares and supplies          14,082,456      13,924,485    13,605,781
                                              -----------     -----------   -----------
     NET SALES                                 24,718,974      24,360,654    22,975,589
Costs and Expenses:
     Cost of sales                              9,578,116       9,333,299     9,052,686
     Selling, general and administrative       10,818,900      10,424,527     9,682,963
     Research and development                   2,206,444       2,318,736     2,332,435
                                              -----------     -----------   -----------
                                               22,603,460      22,076,562    21,068,084
                                              -----------     -----------   -----------

INCOME FROM SYSTEM SALES AND SERVICE            2,115,514       2,284,092     1,907,505

Interest expense                                   26,110          27,229        34,502
Interest (income)                                (402,539)       (283,378)     (189,387)
Unrealized exchange gain                          (50,770)        (29,745)      (84,129)
                                              -----------     -----------   -----------
     INCOME BEFORE TAXES                        2,542,713       2,569,986     2,146,519

Income taxes                                      297,000         517,000       354,000

                                              -----------     -----------   -----------
     NET INCOME                               $ 2,245,713     $ 2,052,986   $ 1,792,519
                                              -----------     -----------   -----------
                                              -----------     -----------   -----------

Earnings per share                                   0.35            0.33          0.29

Weighted average number of shares and share
equivalents outstanding during the period       6,355,401       6,270,504     6,145,601

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                             Common Stock
                                                          Shares      Amount
                                                      ----------  ----------
Balance September 30, 1993                             5,729,428  $  572,942
   Net Income                                                ---         ---
   Exercise of Stock Options                              15,090       1,511
   Conversion of Series B Convertible Preferred Stock    107,633      10,763
   Exercise of Warrants                                    7,364         736
   Vesting of Restricted Stock                               ---         ---
   Foreign Currency Translation                              ---         ---

                                                      ----------  ----------
Balance September 30, 1994                             5,859,515     585,952
   Net Income                                                ---         ---
   Exercise of Stock Options                              55,000       5,500
   Conversion of Series B Convertible Preferred Stock    175,625      17,563
   Exercise of Warrants                                   22,139       2,213
   Vesting of Restricted Stock                               ---         ---
   Note Receivable from stock sale                           ---         ---
   Foreign Currency Translation                              ---         ---

                                                      ----------  ----------
Balance September 30, 1995                             6,112,279     611,228
   Net Income                                                ---         ---
   Exercise of Stock Options, including tax
     benefit of $344,847                                 105,448      10,545
   Issuance of Restricted Stock                           20,000       2,000
   Vesting of Restricted Stock                               ---         ---
   Payment - Note Receivable                                 ---         ---
   Foreign Currency Translation                              ---         ---

                                                      ----------  ----------
Balance September 30, 1996                            $6,237,727  $  623,773
                                                      ----------  ----------
                                                      ----------  ----------

See notes to consolidated financial statements.

                                                      Foreign
    Series A & B Convertible        Additional       Currency       Retained
        Preferred Stock               Paid-In       Translation     Earnings
     Shares          Amount           Capital       Adjustment      (Deficit)
  -------------   -----------    -------------   -----------      -----------
  -------------   -----------    -------------   -----------      -----------
      283,258         28,326        15,722,507      (845,136)      (4,127,686)
         ---             ---               ---           ---        1,792,519
         ---             ---            29,341           ---              ---
    (107,633)        (10,763)              ---           ---              ---
         ---             ---            19,515           ---              ---
         ---             ---               ---           ---           36,379
         ---             ---               ---       336,852              ---

  -------------   -----------    -------------   -----------      -----------
      175,625         17,563        15,771,363      (508,284)      (2,298,788)
         ---             ---               ---           ---        2,052,986
         ---             ---           123,531           ---              ---
    (175,625)        (17,563)              ---           ---              ---
         ---             ---            (2,225)          ---              ---
         ---             ---               ---           ---           36,376
         ---             ---          (148,966)          ---              ---
         ---             ---               ---        55,009              ---


  -------------   -----------    -------------   -----------      -----------
           0               0        15,743,703      (453,275)        (209,426)
         ---             ---               ---           ---        2,245,713

         ---             ---           417,540           ---              ---
         ---             ---           228,000           ---         (230,000)
         ---             ---               ---           ---           96,500
         ---             ---             6,646           ---              ---
         ---             ---               ---       (60,688)             ---

  -------------   -----------    -------------   -----------      -----------

           0      $        0     $  16,395,889   $  (513,963)     $ 1,902,787
  -------------   -----------    -------------   -----------      -----------
  -------------   -----------    -------------   -----------      -----------

CONSOLIDATED STATEMENTS OF CASH FLOW

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


                                              Year Ended September 30,
                                           1996          1995         1994
                                      ----------------------------------------
OPERATING ACTIVITIES
   Net Income                         $  2,245,713  $  2,052,986  $  1,792,519
   Adjustments to reconcile net
      income to net cash provided by
      operating activities:
        Depreciation and amortization      438,275       433,997       401,822
        Other                             (111,001)     (209,513)       (1,943)
   Changes in operating assets
   and liabilities:
     Accounts receivable                 1,282,909    (1,679,087)      535,834
     Inventories                          (745,111)      624,730      (959,362)

     Other current assets                 (402,574)     (353,962)      204,801
     Accounts payable and
      accrued expenses                    (520,939)      308,020       497,665
     Deferred revenue                      (29,216)       31,175        28,603

                                      ------------  ------------  ------------
NET CASH PROVIDED BY
   OPERATING ACTIVITIES               $  2,158,056     1,208,346     2,499,939


INVESTING ACTIVITIES
   Purchase of equipment and fixtures     (442,118)     (338,989)     (505,152)
   Proceeds from sale of equipment          82,092       116,273        50,149
   Purchase of short-term investments  (10,651,726)   (4,926,101)   (6,840,509)
   Proceeds from sale of short-term
     investments                         9,931,000     5,492,840     2,482,292
                                      ------------  ------------  ------------

NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES               $ (1,080,752)      344,023    (4,813,220)

FINANCING ACTIVITIES
   Issuance of Common Stock                428,085        49,019        51,103
   Addition of capital leases               40,101        63,966       122,023
   Note receivable from stock sale           6,646       (68,966)       ------
   Repayment of capital leases             (90,070)      (95,336)     (103,634)
                                      ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES               $    384,762       (51,317)       69,492

EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                  (1,139)       17,990        41,944
                                      ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                      1,460,927     1,519,042    (2,201,845)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                     3,390,356     1,871,314     4,073,159
                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS
   AT END OF YEAR                     $  4,851,283  $  3,390,356  $  1,871,314
                                      ------------  ------------  ------------
                                      ------------  ------------  ------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Check Technology Corporation's business is the design, manufacture, sale and service of computerized financial document production systems. The systems can collate personalize and encode documents into packages tailored to the customers requirements. The systems are sold through the Company and its international subsidiaries. In excess of 50% of the total revenues of the Company are related to service and support provided after the sale. The Company has had a significant presence in the international check production marketplace. These personal check production markets outside of the United States include Australia, Latin America , Europe and Asia.

Principles of Consolidation: The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Check Technology Ltd., Check Technology Pty. Ltd., and Check Technology France S.A. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Foreign Exchange Contracts: The Company enters into foreign exchange contracts as a hedge against specific foreign currency receivables. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables.

Income Taxes: The liability method is used to account for income tax expense. Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The deferred tax asset is reduced by a valuation allowance to a net amount which the Company believes it more likely than not will realize, based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals. Investment tax credits are accounted for under the flow-through method thereby reducing income taxes in the year in which the credits are realized.

Stock Based Compensation: The Company follows Accounting Principles Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. In October 1995, Financial Accounting Standards Board Statement No. 123 (FAS123), "ACCOUNTING FOR STOCK-BASED COMPENSATION" was issued, which is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages companies to adopt a fair value based method of accounting for employee stock options, but allows companies to continue to account for those plans using the accounting prescribed by APB 25. The Company will adopt the disclosure requirements of FAS 123 in 1997 and plans to continue accounting for stock compensation using APB 25, making pro forma disclosures of net earnings and earnings per share as if the fair value based method had been applied.

Long-Lived Assets:  In March 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Standards No. 121 (FAS 121), ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company will apply this statement in the first quarter of fiscal 1997. The Company, however, does not believe the adoption of FAS 121 will have an adverse effect on its consolidated financial statements.

Earnings Per Share: Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common stock equivalents include dilutive stock options, warrants and Series B Convertible Preferred Stock using the treasury stock method.

Reclassification: Certain items in the 1995 and 1994 Consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996


NOTE B - INCOME TAX

At September 30, 1996, the Company has domestic investment tax credits and research and development credit carryforwards of approximately $524,000 which are available to offset future income tax. The credits expire in varying amounts through September 2011. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. The deferred tax asset has been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

Significant components of deferred tax assets and liabilities as of September 30 are as follows:

FEDERAL AND STATE NET DEFERRED TAX ASSETS (LIABILITIES):


  Deferred Tax Assets:                                 1996           1995
                                                    ------------   -----------
       Net operating loss and business
        credit carryforwards                        $    524,000   $   524,000
       Alternative minimum tax credits                   143,000       140,000
       Stock compensation                                275,000        68,000
       Inventory valuation reserves                      122,000        89,000
       Other U.S. and foreign differences                222,000       208,000
                                                    ------------   -----------
  Gross Deferred Tax Asset                             1,286,000     1,213,000
  Less Valuation Allowances                             (593,000)   (1,213,000)
                                                    ------------   -----------
  Net Deferred Tax Asset                            $    693,000   $         0
                                                    ------------   -----------
                                                    ------------   -----------

The components of income tax expense as recorded by the Company are as follows:

                                              1996        1995         1994
                                         -----------   ----------   ----------
   Current Tax Expense:
            Federal                      $     3,000   $   53,000   $    7,000
            State                             16,000            0       33,000
            Foreign                          626,000      464,000      304,000
                                         -----------   ----------   ----------
            Total                        $   645,000   $  517,000   $  354,000
                                         -----------   ----------   ----------
   Deferred Tax Expense:
            Federal                      $  (231,000)  $      ---   $      ---
            State                            (18,000)         ---          ---
            Foreign                          (99,000)         ---          ---
                                         -----------   ----------   ----------
            Total                        $  (348,000)  $      ---   $      ---
                                         -----------   ----------   ----------
   Total Tax Expense                     $   297,000   $  517,000   $  354,000
                                         -----------   ----------   ----------
                                         -----------   ----------   ----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996


NOTE B - INCOME TAX - Continued

A reconciliation of tax expense to the statutory rate of 34% is as follows:

                                                   1996       1995      1994
                                              ---------- ---------- ----------
Statutory rate applied to pre-tax income      $  865,000 $  874,000 $  730,000

Net operating loss and tax credits utilized     (220,000)  (354,000)  (437,000)

Change in valuation allowance                   (348,000)      ----       ----

Other                                               ----     (3,000)    61,000
                                              ---------- ---------- ----------
                                              $  297,000 $  517,000  $ 354,000
                                              ---------- ---------- ----------
                                              ---------- ---------- ----------


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2,080,000 at September 30, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and State income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

Cash tax payments for the years ended September 30, 1996, 1995, and 1994, were $570,000, $470,000 and $168,000 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

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

No contracts were outstanding September 30, 1996. The Company had contracts totaling $270,000 at September 30, 1995, to exchange French francs into U.S. dollars. These instruments were recorded at their fair value at September 30, 1995.


NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES

The Company operates in one business segment, which is the sale of printing equipment and related maintenance, spares and supplies. The Company has developed computer-controlled printing systems to produce a variety of documents for the financial services industry. Its primary products provide operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produce quality alphanumeric and machine-readable print. The Company is solely dependent on one vendor for the supply of non-impact alphanumeric printers used in the printing systems sold by the Company. The vendor has been able to meet the Company's delivery schedules to date and is considered by Company management to be a reliable supplier.

The Company's manufacturing operations are located in the United States. Sales and service operations are located in the United Kingdom, France, and Australia.

                                               Domestic     Foreign
Year Ended September 30, 1996                 Operations   Operations   Eliminations  Consolidated
-----------------------------                -----------   -----------  ------------  ------------
Sales to unaffiliated customers              $ 7,279,398   $17,439,576   $       ---  $24,718,974
Sales to foreign subsidiaries                  5,435,350           ---    (5,435,350)       --- 0
                                             -----------   -----------   -----------  -----------
Net Sales                                    $12,714,748   $17,439,576   $(5,435,350) $24,718,974
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

Income from system sales and service         $   557,288   $ 1,426,266   $   131,960  $ 2,115,514

Less:
       Interest (income)                        (401,552)      (50,077)      (49,090)    (402,539)
       Interest expense                            6,072        69,128        49,090       26,110
       Unrealized exchange loss (gain)            18,999       (69,769)          ---      (50,770)
                                             -----------   -----------   -----------  -----------


       Income before taxes                       933,769     1,476,984       131,960    2,542,713
       Income taxes                             (230,464)      527,464           ---      297,000
                                             -----------   -----------   -----------  -----------
       Net Income                            $ 1,164,233   $   949,520   $   131,960  $ 2,245,713
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

Identifiable assets                          $19,692,227   $10,342,786   $ 7,757,157  $22,277,856
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

Total liabilities                            $ 1,798,567   $ 3,916,837   $ 1,846,034  $ 3,869,370
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES--CONTINUED

                                               Domestic     Foreign
Year Ended September 30, 1995                 Operations   Operations   Eliminations  Consolidated
-----------------------------                -----------   -----------  ------------  ------------
Sales to unaffiliated customers              $ 7,537,883   $16,822,771   $       ---  $24,360,654
Sales to foreign subsidiaries                  4,564,096           ---     4,564,096            0
                                             -----------   -----------   -----------  -----------
Net Sales                                     12,101,979    16,822,771     4,564,096   24,360,654
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

Income from system sales and service         $   513,811   $ 1,839,612   $    69,331  $ 2,284,092

Less:

  Interest (income)                             (390,040)      (17,107)     (123,769)    (283,378)
  Interest expense                                 6,232       144,766       123,769       27,229
  Unrealized exchange (gain)                      (1,738)      (28,007)          ---      (29,745)
                                             -----------   -----------   -----------  -----------
Income before taxes                              899,357     1,739,960        69,331    2,569,986
Income taxes                                      53,381       463,619           ---      517,000
                                             -----------   -----------   -----------  -----------

Net Income                                   $   845,976   $ 1,276,341   $    69,331  $ 2,052,986
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

Identifiable assets                          $17,863,334   $ 9,852,804   $ 7,612,581  $20,103,557
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

Total liabilities                            $ 1,662,913   $ 4,291,905   $ 1,543,491  $ 4,411,327
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES -- CONTINUED

                                               Domestic     Foreign
Year Ended September 30, 1994                 Operations   Operations   Eliminations  Consolidated
-----------------------------                -----------   -----------  ------------  ------------
Sales to unaffiliated customers              $ 7,607,524   $15,368,065   $      ----  $22,975,589
Sales to foreign subsidiaries                  5,034,738          ----     5,034,738            0
                                             -----------   -----------   -----------  -----------
Net Sales                                     12,642,262    15,368,065     5,034,738   22,975,589
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

Income from system sales and service         $   544,501   $ 1,365,600   $     2,596  $ 1,907,505

Less:
  Interest (income)                             (293,072)      (12,636)     (116,321)    (189,387)
  Interest expense                                 7,474       143,349       116,321       34,502
  Unrealized exchange (gain)                      (3,887)      (80,242)          ---      (84,129)
                                             -----------   -----------   -----------  -----------
  Income before taxes                            833,986     1,315,129         2,596    2,146,519
  Income taxes                                    25,205       328,795           ---      354,000
                                             -----------   -----------   -----------  -----------

  Net Income                                 $   808,781   $   986,334   $     2,596  $ 1,792,519
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

  Identifiable assets                        $17,514,111   $ 9,094,415   $ 9,004,890  $17,603,636
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------

  Total liabilities                          $ 2,053,339   $ 4,764,481   $ 2,781,990  $ 4,035,830
                                             -----------   -----------   -----------  -----------
                                             -----------   -----------   -----------  -----------


The Company's products are marketed worldwide. Domestic operations include export sales in the western hemisphere, and foreign operations include the activities of the three foreign subsidiaries. Export sales, including those of the Company's overseas subsidiaries, were $20,823,071 or 84% of net sales for the year ended September 30, 1996, compared to $18,740,731, or 77% of net sales for the year ended September 30, 1995, and $18,075,377, or 79% of net sales for the year ended September 30, 1994.


There were no sales to any customer in excess of 10% of total sales in 1996 or in 1995. There was one customer with sales in excess of 10% of total sales in 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

NOTE E--LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                September 30,
                                                                              1996         1995
                                                                           ----------------------
Capital lease obligations on automobiles and equipment, due in monthly installments varying from $160 to $785, including interest at 9.5% to
  11.6%, automobile and equipment financed under the lease serve as
  security to the lease obligation                                         $ 147,681     $189,317

Less current portion of lease obligation                                      92,066       82,912
                                                                           ---------     --------
                                                                           $  55,615     $106,405
                                                                           ---------     ---------
                                                                           ---------     ---------
Cash payments of interest were $24,304 in 1996, $28,250 in 1995, and
  $30,878 in 1994.

Equipment and fixtures includes the following amounts under the capitalized lease obligations:

                                                                                September 30,
                                                                              1996         1995
                                                                           ----------------------
  Office furniture, fixtures and equipment                                 $ 219,387    $ 264,663
  Less allowance for amortization                                             74,734       79,152
                                                                           ---------    ---------
                                                                           $ 144,653    $ 185,511
                                                                           ---------    ---------
                                                                           ---------    ---------

Future payments for the capital lease obligations (including interest) as of September 30, 1996 are:

                                                                 Capital Lease
  Year ending September 30:                                        Obligations
                                                                 -------------
                           1997                                      $ 102,618
                           1998                                         36,283
                           1999                                          9,346
                           2000                                         17,185
                                                                 -------------
                 Total Payments                                        165,432
  Less amounts representing interest                                    17,751
                                                                 -------------
  Present value of lease payments                                    $ 147,681
                                                                 -------------
                                                                 -------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

NOTE F--STOCK OPTIONS AND BENEFIT PLAN

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

A Summary of outstanding options and shares reserved under each plan is as follows:


The 1986 Plan
-------------
                                       Shares
                                      Reserved
                                      For Future    Options         Price
                                        Grants    Outstanding     Per Share
                                     -----------  -----------  ---------------
Balance September 30, 1994             188,660      198,000    $2.00 to $2.625
  Options exercised                        ---      (41,750)    2.00 to  2.625
                                     -----------  -----------
Balance September 30, 1995             188,660      156,250     2.00 to  2.625
  Options exercised                        ---     (103,500)    2.00 to  2.625
                                     -----------  -----------

Balance September 30, 1996             188,660       52,750
                                     -----------  -----------
                                     -----------  -----------
At September 30, 1996 and 1995, there were 52,750 and 156,250 options, respectively, currently exercisable under the 1986 Plan at prices of $2.00 to $2.625 per share.

  1991 Plan
-----------

                                       Shares
                                      Reserved
                                      For Future    Options         Price
                                        Grants    Outstanding     Per Share
                                     -----------  -----------  ---------------
Balance September 30, 1994             230,500      286,160     $1.75 to $5.38
  Options exercised                        ---       13,250      1.75 to  4.38
  Options canceled                       1,250       (1,250)              1.75
                                     -----------  -----------
Balance September 30, 1995             231,750      253,660      1.75 to  5.38
  Options granted                      (63,500)      63,500      8.13 to  9.63
  Options exercised                        ---      (28,508)     1.75 to  4.38
  Restricted Stock granted             (20,000)      20,000           0
Restricted Stock canceled                4,250       (4,250)          0
Options canceled                         5,625       (5,625)    $1.75 to $8.88
                                     -----------  -----------
                                     -----------  -----------
Balance September 30, 1996             158,125      298,777
                                     -----------  -----------
                                     -----------  -----------


At September 30, 1996 and 1995, there were 98,777 and 84,326 options, respectively, currently exercisable under the 1991 Plan at prices of $1.75 to $5.38 per share.

Total shares reserved for options and restricted stock are 698,312 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

The Company has a defined contribution salary deferral plan covering substantially all employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants' before-tax contributions up to 6% of base salary.

NOTE G--RENTAL COMMITMENTS

Building, equipment and automobile rentals under operating leases were $1,039,439, $846,098, and $805,853 for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company leases its corporate offices under a fifteen year agreement expiring on September 15, 2010. Annual rental under the lease is $379,000 in the first year increasing to $481,000 in the eleventh year and thereafter. The Company is obligated to pay operating expenses and real estate taxes incurred by the landlord. The Company has the right to terminate such lease at the end of the 10th lease year, subject to a termination fee.

The Company's subsidiary in the Untied Kingdom leases office space under a lease
expiring in 2013.   Annual rental under the lease is $186,000, subject to
adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $12,011,676 and are due as follows: fiscal year ending September 30, 1997--$1,045,397; 1998--$965,145; 1999--
$876,555;  2000--$687,466;  2001 $655,345; thereafter--$6,742,333.


NOTE H--LINE OF CREDIT AND NOTES PAYABLE

The Company has a $2,500,000 revolving line of credit with a bank. At September 30, 1996, the entire line was unused. The line of credit agreement is in the form of an unsecured note. Advances under the line of credit bear interest at the bank's reference rate. The line has a 0.20% annual commitment fee.

The line of credit agreement places certain restrictions on the Company including requirements as to maintenance for minimum levels of tangible net worth and specified others. The Company was in compliance with these covenants at September 30, 1996. The line of credit expires March 31, 1997.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1996

NOTE J-- SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


 1996 Quarter Ended December 31    March 31        June 30   September 30
 ------------------ ----------- -----------    -----------   ------------

 Net Sales          $ 6,273,281 $ 6,670,541    $  6,293,601   $ 5,481,551

 Gross Profit         3,807,387   4,099,711       3,847,621     3,386,139

 Net Income (1)         552,462     708,245         521,978       463,028

 Earnings Per
 Share              $      0.09 $      0.11    $       0.08   $      0.07

 1995 Quarter Ended December 31    March 31         June 30  September 30
 ------------------ ----------- -----------     -----------  ------------

 Net Sales          $ 5,561,930 $ 6,000,731    $  5,786,393   $ 7,011,600

 Gross Profit         3,371,420   3,819,412       3,540,498     4,296,025

 Net Income             379,953     598,234         407,605       667,194

 Earnings Per
 Share              $      0.06 $      0.10    $       0.06   $      0.11


(1) The income tax rate for the fourth quarter of 1996 was impacted by the adjustment to the effective annual rate and the recognition of certain deferred tax assets.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES




COL. A                      COL. B   COL.  C    COL. D     COL. E     COL. F

                                               Charged to
                          Balance at Charged to  Other                Balance at
                          Beginning  Costs and  Accounts (Deductions) End
Description               of Period  Expenses   Describe  Describe    of Period
------------------------  ---------  ---------  -------- -----------  ---------
I. Allowance for
    Doubtful Accounts

   Year ended September
   30, 1996:             $   50,000    ------    ------     ------  $   50,000

   Year  ended September
   30, 1995:             $   50,000    ------    ------     ------  $   50,000

   Year ended September
   30, 1994:             $   50,000    ------    ------     ------  $   50,000


II.Reserve for obsolete
   and slow moving
   inventories

   Year ended September
   30, 1996:             $  303,000    95,000    ------    (64,000) $  334,000

   Year ended September
   30, 1995:             $  267,000    60,000    ------    (24,000) $  303,000

   Year ended September
   30, 1994:             $  261,000   125,000    ------   (119,000) $  267,000