Form 10-Q
period 1996-12-31
CHECK TECHNOLOGY CORP
filed 1997-02-14
CIK 350692

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       December 31, 1996
                               -------------------------------------------------


Commission file number               0-10691
                       ---------------------------------------------------------

                          CHECK TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                       41-1392000
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     12500 Whitewater Drive
     Minnetonka, Minnesota                                       55343-9420
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)

                                     (612) 939-9000
--------------------------------------------------------------------------------
Registrant's telephone number, including area code

                                     Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
     to such filing requirements for the  past 90 days.           Yes  X  No
                                                                      ---    ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.10 Par Value - -  6,317,727 shares as of February 11, 1997
     ---------------------------------------------------------------------------

                                      INDEX
                  CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated balance sheets - - December 31, 1996 and September 30, 1996

               Consolidated statements of operations - - Three months ended December 31, 1996 and 1995.

               Consolidated statements of cash flows - - Three months ended December 31, 1996 and 1995.

               Consolidated statement of stockholders' equity - - Three months ended December 31, 1996

               Notes to consolidated financial statements - - December 31, 1996


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 6.        Exhibits and reports on Form 8-K

SIGNATURES

Part I.   FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                             December 31,          September 30,
                                                                                 1996                  1996
                                                                           ----------------      -----------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                               $    1,741,079        $     4,851,283
   Short-term investments                                                       6,133,414              4,959,023
   Accounts receivable less allowance for doubtful accounts of $50,000          5,139,116              3,582,350
   Inventories
      Raw materials and component parts                                         6,230,745              5,088,859
      Work-in-process                                                             317,757                127,459
      Finished Goods                                                            1,512,768              1,383,052
                                                                           ----------------      -----------------
                                                                                8,061,270              6,599,370

   Other current assets                                                         1,337,602              1,132,217
                                                                           ----------------      -----------------
              TOTAL CURRENT ASSETS                                             22,412,481             21,124,243


EQUIPMENT AND FIXTURES
   Machinery and equipment                                                      2,007,510              1,940,676
   Furniture and fixtures                                                       1,689,973              1,643,803
   Leasehold improvements                                                         255,974                244,693
                                                                           ----------------      -----------------
                                                                                3,953,457              3,829,172
   Less accumulated depreciation and amortization                               2,782,008              2,675,559
                                                                           ----------------      -----------------
                                                                                1,171,449              1,153,613
                                                                           ----------------      -----------------
   TOTAL ASSETS                                                            $   23,583,930        $    22,277,856
                                                                           ----------------      -----------------
                                                                           ----------------      -----------------

See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             December 31,          September 30,
                                                                                 1996                  1996
                                                                           ----------------      -----------------
CURRENT LIABILITIES
     Accounts payable and accrued expenses                                 $    2,855,927        $     1,963,171
     Employee compensation and related taxes                                      776,039                769,750
     Income taxes payable                                                         487,283                489,732
     Deferred revenue                                                             533,730                499,036
     Current portion of capital lease obligations                                  92,475                 92,066
                                                                           ----------------      -----------------
     TOTAL CURRENT LIABILITIES                                                  4,745,454              3,813,755

     Capital lease obligations -- less current portion                             90,971                 55,615
                                                                           ----------------      -----------------
              TOTAL LIABILITIES                                                 4,836,425              3,869,370

STOCKHOLDERS' EQUITY
   Capital Stock

     Common Stock--par value $.10 per share--authorized
     25,000,000 shares; issued and outstanding
     December 31, 1996--6,317,727 shares;
     September 30, 1996--6,237,727 shares                                         631,773                623,773

   Additional paid in capital                                                  17,157,889             16,395,889
   Foreign currency translation adjustment                                       (360,320)              (513,963)
   Retained earnings                                                            1,318,163              1,902,787
                                                                           ----------------      -----------------
              TOTAL STOCKHOLDERS' EQUITY                                       18,747,505             18,408,486
                                                                           ----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   23,583,930        $    22,277,856
                                                                           ----------------      -----------------
                                                                           ----------------      -----------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                           Three Month Period
                                                                           Ending December 31,
                                                                       1996                   1995
                                                                 ----------------      -----------------
Sales:
    Printing equipment                                           $    1,735,750        $     2,750,650
    Maintenance, spares and supplies                                  3,752,142              3,522,631
                                                                 ----------------      -----------------
       Net Sales                                                      5,487,892              6,273,281

Costs and expenses:
    Cost of sales                                                     2,071,255              2,465,894
    Selling, general and administrative                               2,798,014              2,683,979
    Research and development                                            591,865                528,566
                                                                 ----------------      -----------------
                                                                      5,461,134              5,678,439
                                                                 ----------------      -----------------
Income from system sales and service                                     26,758                594,842

Interest (income)                                                       (94,593)               (90,477)
Unrealized exchange (gain) loss                                          (3,649)                (5,143)
                                                                 ----------------      -----------------
       Income before taxes                                              125,000                690,462

Income taxes                                                             25,000                138,000

                                                                 ----------------      -----------------
       Net Income                                                $      100,000        $       552,462
                                                                 ----------------      -----------------
                                                                 ----------------      -----------------
Earnings per share                                               $         0.02        $          0.09
                                                                 ----------------      -----------------
                                                                 ----------------      -----------------

Weighted average number of shares and share equivalents
  outstanding during the period                                       6,447,679              6,337,523


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                     Three Month Period
                                                                                     Ending December 31,
                                                                                 1996                   1995
                                                                           ----------------      -----------------
OPERATING ACTIVITIES
    Net income                                                             $      100,000        $       552,462

       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                           110,218                 94,337
          Other                                                                    31,480                (44,062)

    Changes in operating assets and liabilities:
       Accounts receivable                                                     (1,459,019)               185,998
       Inventories                                                             (1,374,517)              (247,825)
       Other current assets                                                      (196,456)               136,692
       Accounts payable and accrued expenses                                      778,396               (236,544)
       Deferred revenue                                                            33,452                  7,633
                                                                           ----------------      -----------------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                                   (1,976,446)               448,691

INVESTING ACTIVITIES
    Purchase of equipment and fixtures                                           (137,818)              (153,835)
    Proceeds from sale of equipment                                                13,464                 31,504
    Purchase of short-term investment                                          (6,963,009)            (2,136,996)
    Proceeds from sale of short-term investment                                 5,881,840              2,051,000
                                                                           ----------------      -----------------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                                   (1,205,523)              (208,327)

FINANCING ACTIVITIES
    Addition of capital leases                                                     60,506                 38,894
    Repayment of capital leases                                                   (25,331)               (38,284)
                                                                           ----------------      -----------------
NET CASH FROM FINANCING ACTIVITIES                                                 35,175                    610

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            36,590                  6,326
                                                                           ----------------      -----------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                 (3,110,204)               247,300

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR                                    4,851,283              3,390,356
                                                                           ----------------      -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    1,741,079        $     3,637,656
                                                                           ----------------      -----------------
                                                                           ----------------      -----------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                                  Foreign
                                                                 Additional       Currency           Retained
                                         Common Stock              Paid-In       Translation         Earnings
                                     Shares         Amount         Capital       Adjustment          (Deficit)
                                 -------------   ------------  --------------   -------------     ---------------
Balance September 30, 1996          6,237,727     $  623,773     16,395,889     $   (513,963)      $  1,902,787

Net Income                                                                                              100,000

Exercise of stock options

Issuance of restricted stock           80,000          8,000        762,000                            (684,624)

Foreign currency translation                                                         153,643
                                 -------------   ------------  --------------   -------------     ---------------
Balance December 31, 1996           6,317,727     $  631,773     17,157,889      $  (360,320)      $  1,318,163
                                 -------------   ------------  --------------   -------------     ---------------
                                 -------------   ------------  --------------   -------------     ---------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1996

NOTE A - - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

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

Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three month period ended December 31, 1996, revenues from the sale of document production equipment declined 37% over the comparable quarter in the prior year, primarily due to reduced sales in Asia and Latin America. Because of the nature of the company's document production equipment, which involves the sale of low unit volume, high price capital equipment, sales of document production equipment often fluctuate considerably on a quarter to quarter basis.

For the three month period ended December 31, 1996, revenues for maintenance contracts, spare parts, supplies and consumable items increased 7% over the comparable quarter in the prior year, primarily due to the timing of purchases of supplies and consumables by certain major customers.

The gross margin percentage for the three month period ended December 31, 1996, was 62% compared to 61% in the comparable prior period. The changes were primarily due to changes in product mix.

Selling, general and administrative expenses during the three month period ended December 31, 1996, increased 4% over the comparable period last year as a result of higher personnel and marketing costs.

Research and development expenses increased 12% over the comparable period last year. The increase was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange gain for the current quarter of $4,000 compared to an unrealized exchange gain of $5,000 in the comparable period last year. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Net income for the quarter amounted to $0.02 per share as compared to $0.09 per share in the comparable period last year. The decrease was primarily attributable to the effect of the reduction in sales of document production equipment.

Factors Affecting Results of Operations

The Company holds a dominant market position in many of the international market it serves. There has been a softening of demand for the Checktronic product line from some of these established markets, and future revenues from this product line will be more dependent on sales to emerging markets. The Company is developing a new product line, named the IMAGGIA line, and achievement of the Company's future revenue plans depends upon the successful introduction of the IMAGGIA system. The Company's revenues and operating results may also fluctuate from quarter to quarter because: (i) the Company's sales cycle is relatively long; (ii) the size of orders can vary significantly; (iii) the availability of financing for customers in some countries is variable; (iv) customers may postpone or cancel orders; and (v) economic, political and market conditions in some markets can change with minimal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from quarter to quarter.


Liquidity and Capital Resources

Working capital increased from $17,310,000 at September 30, 1996 , to $17,667,000 at December 31, 1996. Accounts receivable increased by $1.5 million, primarily due to the timing of revenue sales in the quarter. Inventories increased by $1.4 million, primarily due to purchase of inventories for the company's new IMAGGIA product line. Stockholders' equity increased to $18,748,000 at December 31, 1996, compared to $18,408,000 at September 30, 1996.

The Company's long-term debt to equity ratio was less than 0.01 at December 31, 1996, and at September 30, 1996. The Company maintains a $2.5 million unsecured bank line of credit. At December 31, 1996, the line was unused. The credit agreement expires March 31, 1997 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1997.

At December 31, 1996, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHECK TECHNOLOGY CORPORATION
                                        Registrant



Date   February 14, 1996                /s/ Jay A. Herman
    --------------------------          ----------------------------------------
                                        Jay A. Herman
                                        President and Chief Executive Officer


Date   February 14, 1996                /s/ Paul W. B. Stephenson
    --------------------------          ----------------------------------------
                                        Paul W.B. Stephenson
                                        Vice President, Finance and
                                        Administration