Form 10-Q
period 1997-03-31
CHECK TECHNOLOGY CORP
filed 1997-05-15
CIK 350692

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 1997
                              -------------------------------------------------


Commission file number                          0-10691
                      ---------------------------------------------------------

                             CHECK TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------

                (Exact name of registrant as specified in its charter)



    MINNESOTA                                             41-1392000
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


    12500 Whitewater Drive

    MINNETONKA, MINNESOTA                                            55343-9420
-------------------------------                                     ------------
 (Address of principal executive offices)                            (Zip Code)



                                  (612) 939-9000
-------------------------------------------------------------------------------
Registrant's telephone number, including area code



                                  NOT APPLICABLE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.         Yes   X    No
                                                               -----     -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

    COMMON STOCK, $.10 PAR VALUE - 6,317,727 SHARES AS OF MAY 14, 1997

                                        INDEX
                    CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated balance sheets -- March 31, 1997 and September 30, 1996

         Consolidated statements of operations -- Three months ended March 31, 1997 and 1996, and six months ended March 31, 1997 and 1996

         Consolidated statements of cash flows -- Six months ended March 31, 1997 and 1996

         Consolidated statement of stockholders' equity -- Six months ended March 31, 1997

         Notes to consolidated financial statements -- March 31, 1997


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and reports on Form 8-K

SIGNATURES

Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                   March 31,     September 30,
                                                     1997            1996
                                                 -------------  --------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents                     $  4,688,083   $  4,851,283

   Short-term investments                           3,727,405      4,959,023

   Accounts receivable less allowance
    for doubtful accounts of $50,000                4,040,379      3,582,530

   Inventories

     Raw materials and component parts              5,699,697      5,088,859

     Work-in-process                                  517,776        127,459

     Finished Goods                                 1,299,642      1,383,052
                                                 -------------  --------------
                                                    7,517,115      6,599,370

   Other current assets                             1,364,932      1,132,217
                                                 -------------  --------------

              TOTAL CURRENT ASSETS                 21,337,914     21,124,243




EQUIPMENT AND FIXTURES

   Machinery and equipment                          1,995,508      1,940,676

   Furniture and fixtures                           1,687,356      1,643,803

   Leasehold improvements                             251,657        244,693
                                                 -------------  --------------
                                                    3,934,521      3,829,172

   Less accumulated depreciation and
    amortization                                    2,805,748      2,675,559
                                                 -------------  --------------
                                                    1,128,773      1,153,613
                                                 -------------  --------------
   TOTAL ASSETS                                  $ 22,466,687   $ 22,277,856
                                                 -------------  --------------
                                                 -------------  --------------

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   March 31,     September 30,
                                                     1997            1996
                                                 -------------  --------------
CURRENT LIABILITIES

   Accounts payable and accrued expenses         $  1,998,166    $  1,963,171

   Employee compensation and related taxes            598,681         769,750

   Income taxes payable                               497,347         489,732

   Deferred revenue                                   466,671         499,036

   Current portion of capital lease obligations        91,247          92,066
                                                 -------------  --------------
   TOTAL CURRENT LIABILITIES                     $  3,652,112       3,813,755


   Capital lease obligations -- less current
    portion                                            86,989          55,615
                                                 -------------  --------------
              TOTAL LIABILITIES                  $  3,739,101       3,869,370


STOCKHOLDERS' EQUITY

  Capital Stock

    Common Stock--par value $.10 per
    share--authorized 25,000,000 shares;
    issued and outstanding March 31,                  631,906         623,773
    1997--6,319,060 shares; September 30,
    1996--6,237,727 shares

  Additional paid in capital                       17,171,218      16,395,889

  Foreign currency translation adjustment            (702,655)       (513,963)

  Retained earnings                                 1,627,117       1,902,787
                                                 -------------  --------------
              TOTAL STOCKHOLDERS' EQUITY           18,727,586      18,408,486
                                                 -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  22,466,687   $  22,277,856
                                                 -------------  --------------
                                                 -------------  --------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Month Period             Six Month Period
                                               Ending March 31,              Ending March 31,
                                              1997          1996            1997           1996
                                         -------------  -------------  -------------  -------------
Sales:

   Printing equipment                    $  2,332,374   $  3,167,449   $  4,068,123   $  5,918,100

   Maintenance, spares and supplies         3,868,823      3,503,092      7,620,966      7,025,722
                                         -------------  -------------  -------------  -------------
     Net Sales                              6,201,197      6,670,541     11,689,089     12,943,822


Costs and expenses:

   Cost of sales                            2,480,966      2,570,830      4,552,221      5,036,724

   Selling, general and administrative      2,803,578      2,791,447      5,601,591      5,475,426

   Research and Development                   592,201        526,267      1,184,066      1,054,833
                                         -------------  -------------  -------------  -------------
                                            5,876,745      5,888,544     11,337,878     11,566,983
                                         -------------  -------------  -------------  -------------

Income from system sales and service          324,452        781,997        351,211      1,376,839


Interest (income)                             (82,654)       (92,740)      (177,247)      (183,217)

Unrealized exchange (gain) loss                35,403        (10,508)        31,754        (15,652)
                                         -------------  -------------  -------------  -------------
    Income before taxes                       371,703        885,245        496,704      1,575,708

Income taxes                                  130,000        177,000        155,000        315,001
                                         -------------  -------------  -------------  -------------

    Net Income                           $    241,703   $    708,245   $    341,704   $  1,260,707
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------

Earnings per share                       $       0.04   $       0.11   $       0.05   $       0.20
                                         -------------  -------------  -------------  -------------
                                         -------------  -------------  -------------  -------------

Weighted average number of shares
   and share equivalents outstanding        6,411,279      6,353,952      6,428,354      6,337,523
   during the period

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                                              Six Month Period
                                                                              Ending March 31,
                                                                          1997                1996
                                                                     -------------       --------------
OPERATING ACTIVITIES

   Net income                                                          $  341,704        $  1,260,707

      Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                   200,326             200,949

          Other                                                            55,557             (86,959)

   Changes in operating assets and liabilities:

      Accounts receivable                                                (517,242)           (489,001)

      Inventories                                                      (1,008,554)           (309,728)

      Other current assets                                               (248,863)             61,347

      Accounts payable and accrued expenses                              (110,577)           (397,368)

      Deferred revenue                                                    (30,113)             16,468
                                                                     -------------       --------------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                           (1,317,762)            256,415

INVESTING ACTIVITIES

   Purchase of equipment and fixtures                                    (213,582)           (289,432)

   Proceeds from sale of equipment                                         28,365              44,046

   Purchase of short-term investment                                  (10,523,972)         (3,285,821)

   Proceeds from sale of short-term investment                         11,870,000           4,101,000
                                                                     -------------       --------------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                            1,160,811             569,793

FINANCING ACTIVITIES

   Proceeds from issuance of common stock                                  13,462              49,989

   Addition of capital leases                                              87,657              39,097

   Repayment of long-term debt and capital leases                         (55,602)            (50,119)
                                                                     -------------       --------------
NET CASH FROM FINANCING ACTIVITIES                                         45,517              38,967

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (51,766)             (7,513)
                                                                     -------------       --------------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                           (163,200)            857,662

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                           4,851,283           3,390,356
                                                                     -------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  4,688,083        $  4,248,018
                                                                     -------------       --------------
                                                                     -------------       --------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

                                                                          Foreign
                                                           Additional     Currency         Retained
                                      Common Stock           Paid-In     Translation       Earnings
                                   Shares      Amount        Capital     Adjustment        (Deficit)
                                -----------  -----------  ------------  -------------   -------------
Balance September 30, 1996       6,237,727   $  623,773    16,395,889   $  (513,963)    $  1,902,787

Net Income                                                                                   341,704

Exercise of stock options            1,333          133         3,199

Issuance of restricted stock        80,000        8,000       762,000                       (617,374)

Payment of note receivable                                     10,130

Foreign currency translation                                               (188,692)
                                -----------  -----------  ------------  -------------   -------------
Balance March 31, 1997           6,319,060   $  631,906    17,171,218   $  (702,655)    $  1,627,117

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996

Reclassifications have been made in the prior year to conform with classifications in the current year.

Income per share of common stock is computed by dividing the net income for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

NOTE B -- Earnings per share:

In February 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this statement will not have a material effect on the Company's reported EPS.

Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (1) sales of document production systems and related equipment and (2) maintenance contracts, spare parts, supplies and consumable items. For the three and six month periods ended March 31, 1997, revenues from the sale of document production equipment declined 26% and 31% respectively primarily due to reduced sales in the Americas and Europe. Because of the nature of the company's document production equipment, which involves the sale of low unit volume, high price capital equipment, sales of document production equipment often fluctuate considerably on a quarter to quarter basis.

For the three and six month periods ended March 31, 1997, revenues for maintenance contracts, spare parts, supplies and consumable items increased 10% and 8%, primarily due to the timing of purchases of supplies and consumables and the increase in the installed base of systems.

The gross margin percentages for the three and six months periods ended March 31, 1997, were 60% and 61% respectively, compared to 61% and 61% in the comparable prior period. The changes were primarily due to changes in product mix.

Selling, general and administrative expenses during the three and six month periods ended March 31, 1997, was relatively unchanged and increased 2% over the comparable period last year as a result of higher personnel and marketing costs.

Research and development expenses increased 13% and 12% over the comparable period last year. The increase was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange loss for the current quarter of $35,000 and a loss for the six months ended March 31, 1997, of $32,000. For the prior year, the Company had an unrealized exchange gain of $11,000 for the quarter and a gain of $16,000 for the six month period. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

The income tax rate was 35% and 31% for the three months and six months ended March 31, 1997, respectively, compared to 20% in the comparable periods. The increase in the tax rate over the prior periods was principally due to a benefit realized in a prior period for a reduction in the valuation reserve on the deferred tax asset.

Net income for the quarter amounted to $0.04 per share as compared to $0.11 per share in the comparable period. For the six month period, net income amounted to $0.05 per share as compared to $0.20 per share for the 1996 six months. The change in net income for both the quarter and six month periods is due primarily to the effect of reduced sales of document production equipment and higher research and development expenditures.

Factors Affecting Results of Operations

The Company holds a dominant market position in many of the international markets it serves. There has been a softening of demand for the Checktronic product line from some of these established markets, and future revenues from this product line will be more dependent on sales to emerging markets The Company is developing a new product line, named the IMAGGIA line, and achievement of the Company's future revenue plans depends upon the successful introduction of the IMAGGIA system. The Company's revenues and operating results may also fluctuate from quarter to quarter because: (i) the Company's sales cycle is relatively long; (ii) the size of orders can vary significantly;
(iii) the availability of financing for customers in some countries is variable;
(iv) customers may postpone or cancel orders; and (v) economic, political and market conditions in some markets can change with minimal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from quarter to quarter.

Liquidity and Capital Resources

Working capital increased from $17,310,000 at September 30, 1996 , to $17,686,000 at March 31, 1997. Accounts receivable increased by $458,000, primarily due to the timing of revenue sales in the quarter. Inventories increased by $918,000, primarily due to the purchase of inventories for the company's new IMAGGIA product line. Stockholders' equity increased to $18,727,000 at March 31, 1997, compared to $18,408,000 at September 30, 1996.

The Company's long-term debt to equity ratio was less than 0.01 at March 31, 1997, and September 30, 1996. The Company maintains a $2.5 million unsecured bank line of credit. At March 31, 1997, the line was unused. The credit agreement expires March 31, 1998 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1997.

At March 31, 1997, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on March 20, 1997. The shareholders took the following actions: (i) The shareholders elected five directors to serve for a term ending in 1998 and until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                 Votes For              Votes Withheld
                                 ---------              --------------

        Robert Reznick           5,466,675                  38,801

        Jay A. Herman            5,470,640                  34,836

        Thomas H. Garrett, III   5,464,735                  40,741

        Gary R. Holland          5,471,640                  33,836

        Oscar Victor             5,460,790                  44,686

(ii) The shareholders approved the selection of Ernst & Young as the Company's independent public accountants for 1997. 5,475,294 votes were cast for the resolution; 16,800 votes were cast against the resolution; 13,382 shares represent votes abstained.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHECK TECHNOLOGY CORPORATION
                                      Registrant


Date     May 15, 1997                 /s/ Jay A. Herman
    -----------------------           ---------------------------------------
                                      Jay A. Herman
                                      President and Chief Executive Officer


Date     May 15, 1997                 /s/ Paul W.B. Stephenson
    -----------------------           ---------------------------------------
                                      Paul W.B. Stephenson
                                      Vice President, Finance and Administration