Form 10-Q
period 1997-06-30
CHECK TECHNOLOGY CORP
filed 1997-08-14
CIK 350692

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            June 30, 1997
                              -------------------------------------------------

Commission file number                                      0-10691
                      ---------------------------------------------------------
                          CHECK TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                    41-1392000
--------------------------------------    -------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

        12500 Whitewater Drive
         Minnetonka, Minnesota                           55343-9420
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

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

     Common Stock, $.10 Par Value - 6,319,477  shares as of August 07, 1997
     ----------------------------------------------------------------------

                                      INDEX
                  CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheets - - June 30, 1997 and September 30, 1996

          Consolidated statements of operations - - Three months ended
          June 30, 1997 and 1996, and nine months ended June 30, 1997 and 1996

          Consolidated statements of cash flows - - Nine months ended June 30, 1997 and 1996

          Consolidated statement of stockholders' equity - - Nine months ended, June 30, 1997

          Notes to consolidated financial statements - - June 30, 1997


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 3.   Exhibits and reports on Form 8-K

SIGNATURES

Part I.   FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                     June 30,      September 30,
                                                       1997            1996
                                                  -------------   -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $   3,636,427   $   4,851,283
  Short-term investments                              5,362,205       4,959,023
  Accounts receivable less allowance
    for doubtful accounts of $50,000                  4,471,015       3,582,350
  Inventories
    Raw materials and component parts                 5,783,551       5,088,859
    Work-in-process                                     477,819         127,459
    Finished Goods                                    1,026,895       1,383,052
                                                  -------------   -------------
                                                      7,288,265       6,599,370
Other current assets                                  1,368,449       1,132,217
                                                  -------------   -------------
       TOTAL CURRENT ASSETS                          22,126,361      21,124,243


EQUIPMENT AND FIXTURES
  Machinery and equipment                             1,952,478       1,940,676
  Furniture and fixtures                              1,710,419       1,643,803
  Leasehold improvements                                248,213         244,693
                                                  -------------   -------------
                                                      3,911,110       3,829,172
  Less accumulated depreciation and
    amortization                                     (2,860,942)     (2,675,559)
                                                  -------------   -------------
                                                      1,050,168       1,153,613
                                                  -------------   -------------
  TOTAL ASSETS                                    $  23,176,529   $  22,277,856
                                                  -------------   -------------
                                                  -------------   -------------

See notes to consolidated financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY                 June 30,     September 30,
                                                       1997            1996
                                                  -------------   -------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $  2,198,595    $  1,963,171
  Employee compensation and related taxes               688,678         769,750
  Income taxes payable                                  618,881         489,732
  Deferred revenue                                      544,603         499,036
  Current portion of capital lease obligations           86,872          92,066
                                                  -------------   -------------
  TOTAL CURRENT LIABILITIES                           4,137,629       3,813,755

  Capital lease obligations -- less current portion      44,924          55,615
                                                  -------------   -------------
           TOTAL LIABILITIES                          4,182,553       3,869,370

STOCKHOLDERS' EQUITY

  Capital Stock

    Common Stock--par value $.10 per share--
    authorized 25,000,000 shares; issued and
    outstanding June 30, 1997-6,319,060 shares;
    September 30, 1996--6,237,727 shares                631,906         623,773

  Additional paid in capital                         17,171,218      16,395,889
  Foreign currency translation adjustment              (775,385)       (513,963)
  Retained earnings (deficit)                         1,966,237       1,902,787
                                                  -------------   -------------
           TOTAL STOCKHOLDERS' EQUITY                18,993,976      18,408,486
                                                  -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  23,176,529   $  22,277,856

                                                  -------------   -------------
                                                  -------------   -------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                              Three Month Period,         Nine Month Period
                                Ending June 30,            Ending June 30
                              1997          1996          1997          1996
                          -----------   -----------   -----------   -----------
Sales:
  Printing equipment      $ 2,841,228   $ 2,629,805   $ 6,909,351   $ 8,547,905
  Maintenance, spares
    and supplies            3,666,208     3,663,797    11,287,173    10,689,518
                          -----------   -----------   -----------   -----------
      Net Sales             6,507,436     6,293,602    18,196,524    19,237,423
Costs and expenses:
  Cost of sales             2,686,078     2,445,980     7,238,298     7,482,704
  Selling, general and
administrative              2,859,591     2,710,625     8,461,182     8,186,051
  Research and
    Development               591,835       591,262     1,775,901     1,646,095
                          -----------   -----------   -----------   -----------
                            6,137,504     5,747,867    17,475,381    17,314,850
                          -----------   -----------   -----------   -----------
Income from system sales
  and service                 369,932       545,735       721,143     1,922,573

Interest (income)             (95,827)      (85,519)     (273,074)     (268,737)

Unrealized exchange
  (gain) loss                  46,889       (15,506)       78,643       (31,157)
                          -----------   -----------   -----------   -----------
      Income before taxes     418,870       646,760       915,574     2,222,467
Income taxes                  147,000       124,782       302,000       439,782
                          -----------   -----------   -----------   -----------
      Net Income          $   271,870   $   521,978   $   613,574   $ 1,782,685
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------
Earnings per share        $      0.04       $  0.08   $      0.10   $      0.28
                          -----------   -----------   -----------   -----------
                          -----------   -----------   -----------   -----------
Weighted average number
  of shares and share
  equivalents outstanding   6,405,554     6,387,443     6,420,754     6,352,005
  during the period

See notes to consolidated financial statements.

 CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                           Nine Month Period
                                                             Ending June 30,
                                                            1997         1996
                                                      -----------   -----------
OPERATING ACTIVITIES
   Net income                                         $   613,574   $ 1,782,685
      Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                     302,218       321,668
        Other                                              79,538       (94,747)
   Changes in operating assets and liabilities:
      Accounts receivable                                (982,428)       13,349
      Inventories                                        (883,902)     (532,155)
      Other current assets                               (254,873)       23,061
      Accounts payable and accrued expenses               407,361       (65,555)
      Deferred revenue                                     56,648       (21,296)
                                                      -----------   -----------
NET CASH FROM (USED IN) OPERATING ACTIVITIES             (661,864)    1,427,010
INVESTING ACTIVITIES
   Purchase of equipment and fixtures                    (278,191)     (384,083)
   Proceeds from sale of equipment                         58,281        70,619
   Purchase of short-term investment                  (17,135,994)   (6,105,086)
   Proceeds from sale of short-term investment         16,830,418     6,931,788
                                                      -----------   -----------
NET CASH FROM (USED IN) INVESTING ACTIVITIES             (525,486)      513,238
FINANCING ACTIVITIES
   Proceeds from issuance of common stock                  13,462        99,384
   Addition of  capital leases                             87,019        39,809
   Repayment of long-term debt and capital leases         (94,941)      (79,502)
                                                      -----------   -----------
NET CASH FROM FINANCING ACTIVITIES                          5,540        59,691
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (33,046)      (19,354)
                                                      -----------   -----------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS         (1,214,856)    1,980,585
CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR           4,851,283     3,390,356
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 3,636,427   $ 5,370,941
                                                      -----------   -----------
                                                      -----------   -----------

See notes to consolidated financial statements.


CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)



                                                                                                    Foreign
                                                                               Additional           Currency             Retained
                                                  Common Stock                  Paid-In           Translation            Earnings
                                            Shares            Amount            Capital            Adjustment            (Deficit)
                                          ---------        ----------         -----------         -----------         ------------
Balance September 30, 1996                6,237,727        $  623,773          16,395,889         $  (513,963)        $  1,902,787
Net Income                                                                                                                 613,574
Exercise of stock options                     1,333               133               3,199
Issuance of restricted stock                 80,000             8,000             762,000                                 (550,124)
Payment of note receivable                                                         10,130
Foreign currency translation                                                                         (261,422)
                                          ---------        ----------         -----------         -----------         ------------
Balance June 30, 1997                     6,319,060        $  631,906         $17,171,218         $  (775,385)        $  1,966,237
                                          ---------        ----------         -----------         -----------         ------------
                                          ---------        ----------         -----------         -----------         ------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1997


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

Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (1) sales of document production systems and related equipment and (2) maintenance contracts, spare parts, supplies and consumable items. For the three month period ended June 30, 1997, revenues from the sale of document production equipment increased 8% primarily due to increased sales in Mexico and Asia. For the nine month period ended June 30, 1997, revenues from the sale of document production equipment declined 19% over the comparable period in the prior year, primarily due to reduced sales in Europe and Latin America. Because of the nature of the company's document production equipment, which involves the sale of low unit volume, high price capital equipment, sales of document production equipment often fluctuate considerably on a quarter to quarter basis.

For the three and nine month periods ended June 30, 1997, revenues for maintenance contracts, spare parts, supplies and consumable items remained comparable and increased 6% in each period, primarily due to the timing of purchases of supplies and consumables and the increase in the installed base of systems.

The gross margin percentage for the three and nine months periods ended June 30, 1997, were 59% and 60% respectively, compared to 61% and 61% in the comparable prior period. The changes were primarily due to changes in product mix.

Selling, general and administrative expenses during the three and nine month periods ended June 30, 1997, increased 5 1/2% and 3% over the comparable period last year as a result of higher personnel and marketing costs.

Research and development expenses for the three month period ending June 30 remained unchanged from the comparable period last year and increased 8% for the nine month period ended June 30 from the comparable period last year. The increase was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange loss of $47,000 for the current quarter and $79,000 for the nine months ended June 30, 1997. For the prior year, the Company had an unrealized exchange gain of $16,000 for the quarter and a gain of $31,000 for the nine month period. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

The income tax rate was 35% and 33% for the three months and nine months ended June 30, 1997, respectively, compared to 20% in the comparable periods. The increase in tax rate over the prior periods was principally due to a benefit realized in a prior period for a reduction in the valuation reserve on the deferred tax asset.

Net income for the quarter amounted to $0.04 per share as compared to $0.08 per share in the comparable period. For the nine month period, net income amounted to $0.10 per share as compared to $0.28 per share for the 1996 nine months. Net income for the quarter was affected by the mix of products sold, currency swings, the increase in selling, general and administrative expenses and the increase in the tax rate compared to the same quarter last year. For the nine month period, net income was primarily affected by reduced sales of document production equipment as well as currency swings and a higher tax rate.

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

Liquidity and Capital Resources

Working capital increased from $17,310,000 at September 30, 1996 , to $17,990,000 at June 30, 1997. Accounts receivable increased by $889,000, primarily due to the timing of revenue sales in the quarter. Inventories increased by $689,000, primarily due to the purchase of inventories for the company's new IMAGGIA product line. Stockholders' equity increased to $18,994,000 at June 30, 1997, compared to $18,408,000 at September 30, 1996.

The Company's long-term debt to equity ratio was less than 0.01 at June 30, 1997, and September 30, 1996. The Company maintains a $2.5 million unsecured bank line of credit. At June 30, 1997, the line was unused. The credit agreement expires March 31, 1998 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1997.

At June 30, 1997, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHECK TECHNOLOGY CORPORATION
                                          Registrant



Date  August 12, 1997                       /s/ Jay A. Herman
------------------------                  -------------------------------------
                                          Jay A. Herman
                                          President and Chief Executive Officer


Date  August 12, 1997                       /s/ Paul W.B. Stephenson
------------------------                  -------------------------------------
                                          Paul W.B. Stephenson
                                          Vice President, Finance and
                                          Administration