Form 10-K
period 1997-09-30
CHECK TECHNOLOGY CORP
filed 1997-12-24
CIK 350692

                                      FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

[X]    Annual report pursuant to section 13 or 15(d) of the Securities and
Exchange Act of 1934

                     For the fiscal year ended September 30, 1997

                           Commission File Number: 0-10691

                             CHECK TECHNOLOGY CORPORATION
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Minnesota                                    41-1392000
 ----------------------------------        ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

12500 Whitewater Drive, Minnetonka, Minnesota                55343-9420
---------------------------------------------         -------------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (612) 939-9000
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately 23,434,000 at December 1, 1997 when the closing price of such stock, as reported by NASDAQ, was 3.875.

There were 6,336,745 shares outstanding of Registrant's $.10 par value common stock as of December 1, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive proxy statement to be filed with the Commission within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III

This Form 10-K consists of 62 pages (including exhibits). The index is set forth on page 14.

ITEM 1. BUSINESS

COMPANY BACKGROUND

Check Technology Corporation (the Company) was formed in 1981 to design and manufacture a sophisticated printing system. The original product concept for the Company was a computerized financial document production system, which integrated many of the functions required for the production of checkbooks. These functions included (i) automatic collation of checkbook components, (ii) high quality alphanumeric and graphics printing for customer personalization and bank address, and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks. Shipments of its first system, the Model 2000 CHECKTRONIC-Registered Trademark-, began in 1983.

Within a short time after the introduction of the CHECKTRONIC system, the Company recognized the product's applicability in such areas as insurance claim production and centralized funds disbursements. The latter includes payroll and accounts payable checks. These applications are called "Checkwriting" applications by the Company. Checkwriting typically requires a high level of security (e.g., secure operator access and the ability to produce an audit trail after a batch of checks is produced). The Company developed sophisticated control software/hardware, which met these stringent operating requirements. This security capability is offered as an option on many of the Company's systems and differentiates the Company's products from many competitors' products.

The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above was found to result in the cost effective production of the small check order sizes common to most markets outside the United States. The production cost reductions for orders of 25-100 checks, as well as the improvement in printing quality, created a demand for the Company's systems in many international markets. In order to manage this demand and to provide the necessary technical support of the products after installation in the field, the Company opened its first subsidiary, Check Technology Limited, in England in 1983. The Company opened its French and Australian subsidiaries in 1987. At September 30, 1997, the Company had an installed base of over 400 systems located in 48 countries.

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

Continuous Form Production Systems. The Company's CheckPrinter series consists of continuous form systems. These systems are available as either stand-alone MICR printers or as tandem systems. The Model 930 and Model 960 operate at over 300 and 600 documents per minute, respectively. These two models utilize impact technology to produce high quality MICR characters.

Finishing Unit. In addition to the document production systems, the Company offers a finishing system to complement its cut-sheet product line. The FOLIOTRONIC-Registered Trademark- system incorporates a blend of proven concepts with new designs and advanced microprocessor controls. The FOLIOTRONIC system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with the Company's electronic production systems, the FOLIOTRONIC system enables customers with folio production applications to transform blank paper stock into finished books.

Service and Maintenance. Service and maintenance revenue results from the sale of maintenance contracts, the sale of proprietary consumable and supply items and the sale of spare parts to customers who have purchased the Company's equipment. Supplies are operating materials that are consumed during normal operation of the Company's systems. Examples of these supplies are MICR ribbon consumed in the printing of each MICR code line and toner, which is consumed in the personalization of each document. The Company believes that its service network and spare parts business operated profitably for the years ended September 30, 1997, 1996 and 1995, based upon the economies of scale achieved from the expansion of the installed base of the Company's financial document production equipment.

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

International Market. The market for the Company's products outside the United States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on the Company's products because of their automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the Company's high quality MICR printing capabilities. As a result of these market factors, the Company has had success in penetrating the largest personal check production markets outside of the United States. These include Australia, Brazil, France, Mexico, Spain and the United Kingdom.

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

Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul), John H. Harland Company (Decatur, Georgia), and Clarke American (San Antonio), who are all customers of Check Technology Corporation. Competitive standards for alphanumeric print quality, MICR print quality and delivery time in this segment are established by these major players. All of these market standards must be met or surpassed by any new market competitor or production technology in order to capture a
substantial share of the United States personal check market.   To date, the
Company has been able to establish itself only in the production of new account kits, money market checkbooks and other applications which do not require offset or letterpress quality.

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

BACKLOG

At December 1, 1997, the Company had a backlog of approximately $3,500,000 as compared to a backlog of $3,909,000 as of December 1, 1996. The Company defines its backlog as purchase orders, which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. The Company's equipment is manufactured to orders received, and to date the Company has never been in a position where it was unable to meet a scheduled shipment date because of excessive order backlog. During fiscal year 1997, there were periods when the Company had only a nominal backlog. The Company expects that it will continue to have periods during which there will be little or no backlog.

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

The non-impact alphanumeric printers and associated spare parts and consumables for both the CHECKTRONIC and the IMAGGIA system are supplied to the Company by Delphax Systems, which has its manufacturing facilities in Toronto, Canada. Delphax has been the supplier of the printers used in the Company's systems since the Company's inception and is considered by the Company's management to be a reliable supplier. Xerox, one of the Company's competitors, owned a one third partnership interest in Delphax for many years and in November 1997 acquired the remaining equity of Delphax. In connection with this acquisition, Xerox has advised the Company that its intention is to have Delphax comply with all of Delphax's existing contractual obligations to the Company, that Xerox hopes to expand Delphax's relationship with the Company in the future and that Xerox does not anticipate that the competitive relationship between the Company and Xerox will be a factor in the relationship of Delphax with the Company. The expressed intentions of Xerox could change to the detriment of the Company. No assurance can be given at this time that the Company will be able to secure a replacement source of supply for the alphanumeric printers supplied by Delphax. Data Products Corporation has been the only source for the Company's MICR hammer bank. In October 1993, Data Products Corporation announced its decision to terminate production of these hammer banks. The Company made an end-of-life buy and does not foresee an impact on its operations.

RESEARCH AND DEVELOPMENT

Since its formation, the Company's research and development activities have been focused on the development of a computerized printing system which would be able to produce on a precision basis financial documents at required speeds and volumes. In the past year, the Company has continued product engineering on this system as well as expanded its effort to develop new products in related lines. The Company has continued its research on ways to make its production systems faster, more reliable, cost effective and "user friendly". The Company's research and development expenditures were $2,521,000, $2,206,000 and $2,319,000, for the years ended September 30, 1997, 1996 and 1995, respectively.

The Company is completing development of a new family of check production systems, called IMAGGIA, which is targeted at the high volume U.S. check market as well as offering potential for increasing the Company's international business. The Company has selected the Gemini digital printing technology, which is being developed by Delphax Systems, as the initial print engine for the Imaggia system. The Company had anticipated introducing this system to the market during its fiscal 1997 year. However, introduction of the system has been delayed, due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. The Company currently anticipates that the IMAGGIA system will be commercially available during its fiscal 1998 year. However, no assurances can be given that further delays will not occur or that the product's launch will be successful.

PATENTS

In July 1997, the Company received a patent covering certain aspects of its IMAGGIA printing system. In prior years, the Company has received a patent covering the Model 2000 CHECKTRONIC printing system and a patent covering its fusing process. The Company also has received a patent covering the autotaper for the FOLIOTRONIC system. There is no assurance that such patents will afford the Company any competitive advantage. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel rather than on patents. The Company cannot be assured that its printing system, or any components of such system, will not be covered in whole or part by existing patents. Although the Company is not presently aware of such patents, the Company could be required to obtain patent licenses in order to conduct its business.

EMPLOYEES

As of December 1, 1997, the Company had 187 full-time employees, including 33 in executive and administrative positions, 30 in electronic engineering and product development, 31 in manufacturing, 17 in sales and marketing and 76 in customer service.

Many of the Company's employees are highly skilled, and the Company's future success will depend in part upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's corporate and manufacturing offices are located in Minnetonka, Minnesota. The company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $387,000, increasing to $481,000 on September 15, 2005, and thereafter, plus operating expenses and real estate taxes.

In addition, the Company leases office space for its European sales and service center in Crawley, England under a lease which expires in 2013 and provides for annual lease payments of $195,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses. The Company leases smaller office premises for its operations in Australia and France.

The Company believes that its current arrangements for facilities are adequate to meet its present needs and those for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is a party to, nor is any of their property the subject of, any pending legal proceedings which meet the materiality test as set forth in instruction 2 to item 103. From time to time, the Company and its subsidiaries receive complaints from customers with respect to product performance and occasionally such complaints evolve into litigation. The Company regards these matters as routine litigation incidental to its business

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                          EXECUTIVE OFFICERS OF THE COMPANY
                          ---------------------------------

The names and ages of all of the Company's executive officers and the positions held as of the date of this report are:
Name                  Position                                          Age
----                  --------                                          ---

Jay A. Herman         President and Chief Executive Officer             50
Louise Jalma          Vice President of Marketing                       45
Peter Wood            Vice President of Engineering                     55
Dieter Schilling      Vice President of Operations and                  42
                      Customer Service
Paul Stephenson       Vice President of Finance and Administration      43


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

PETER WOOD joined the Company as Vice President of Engineering in July 1997.
Mr. Wood has over 30 years experience in the development and user application of electronic digital product technology. Prior to joining the Company, Mr. Wood served as Principal Consultant to Vivo Software, Inc. from 1996 to 1997, as Vice President, Engineering and Technology, for Iris Graphics Inc. from 1995 to 1996 and as President of Vital Imaging Systems, Inc. from 1993 to 1995.

DIETER SCHILLING was promoted to Vice President of Operations and Customer Service in October of 1989. From October 1986 until October 1989 he held the position of Vice President of Customer Service. Mr. Schilling joined Check Technology as Director of Field Services in 1985 and was promoted to Director of Customer Service in April of 1986. Previous to this, Mr. Schilling was a co-founder and President of Southern California Telephone, a telephone interconnects company, which was sold to American Telecommunications, Inc. in 1985.

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

                                       PART II
                                       -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's Common Stock trades on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "CTCQ". The following table sets forth for the periods indicated the range of high and low closing prices per share as reported by Nasdaq. The Nasdaq bid quotations represent inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

                                                       High           Low
Year Ended September 30, 1997
-----------------------------

                              First Quarter       $    10 7/8    $    7 1/2
                              Second Quarter      $     8 7/8    $    5 5/8
                              Third Quarter       $     8        $    5 1/4
                              Fourth Quarter      $     7 7/8    $    3 7/8



Year Ended September 30, 1996
-----------------------------

                              First Quarter       $    10 1/4    $    7 3/8
                              Second Quarter      $    11 3/4    $    8
                              Third Quarter       $    13 1/4    $    9 3/8
                              Fourth Quarter      $    10 3/8    $    8

HOLDERS

As of December 1, 1997, the Company had 414 holders of Common Stock of record.

DIVIDENDS

The holders of Common Stock are entitled to receive dividends when and as declared by the Company's Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------


                                    September      September      September      September      September
Year Ended                          30, 1997       30, 1996       30, 1995       30, 1994       30, 1993
-----------------------            ----------     ----------     ----------     ----------     ----------
Consolidated
Statement of
Operations Data:

     Net sales                     $22,866,676    $24,718,974    $24,360,654    $22,975,589    $21,343,308
     Net income                    $   325,979    $ 2,245,713    $ 2,052,986    $ 1,792,519    $   882,932
     Earnings per share            $      0.05    $      0.35    $      0.33    $      0.29    $      0.15


Weighted average
     number of shares
     and share equivalents
     outstanding (1)                 6,416,081      6,355,401      6,270,504      6,145,601       6,032,096

                                    September      September      September      September     September
Year Ended                           30, 1997       30, 1996       30, 1995       30, 1994      30, 1993
-----------------------            -----------    -----------    -----------    -----------    -----------

Consolidated
Balance Sheet Data:

     Working capital               $17,588,576    $17,310,488    $14,585,803    $12,544,594    $10,376,832
     Total assets                  $22,971,493    $22,277,856    $20,103,557    $17,603,636    $14,528,664
     Long term liabilities         $    78,903    $    55,615    $   106,405    $   143,104    $    97,133
     Stockholders' equity          $18,679,662    $18,408,486    $15,692,230    $13,567,806    $11,350,953



(1) Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 1997 (fiscal 1997) sales of document production equipment decreased 26% over the year ended September 30, 1996 (fiscal 1996) compared to an increase of 2% in fiscal 1996 over year ended September 30, 1995 (fiscal 1995). The decrease in 1997 arose primarily from a decrease in CHECKTRONIC sales. The Company has held for some time, a dominant market position, in many of the international markets in which the CHECKTRONIC is sold. Demand for the CHECKTRONIC product line has softened in some of these established international markets, and revenues from this product line are now largely dependent on sales to emerging markets. The increase in 1996 over 1995 arose primarily from sales into Africa and Latin America.

Revenues from maintenance contracts, spare parts, supplies and consumable items increased 6% in fiscal 1997 over fiscal 1996 compared to a 1% increase in fiscal 1996 over fiscal 1995. Increases in both fiscal 1997 and 1996 were primarily due to increased volumes of consumable sales.

Gross margin percentages in fiscal 1997 were 60% compared to 61% in fiscal 1996 and 62% in fiscal 1995. The change between fiscal 1997, 1996 and 1995 was primarily due to differences in product mix and increased pricing pressure.

Selling, general and administrative expenses increased 3% in fiscal 1997 over fiscal 1996, compared to an increase of 4% in fiscal 1996 over fiscal 1995. The increase in expenses in fiscal 1997 over fiscal 1996 was due primarily to higher marketing and personnel expense.

Research and development expenses increased 14% in fiscal 1997 over fiscal 1996 and fiscal 1995 levels. The increase was primarily due to increased expenditures on the Company's IMAGGIA product development program.

Interest income in fiscal 1997 was flat with 1996. Interest income increased 42% in fiscal 1996 over fiscal 1995 as a result of higher cash and short-term investment balances.

The Company experiences unrealized currency gains and losses due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The net exchange loss was $72,000 in fiscal 1997, compared to a gain of $51,000 in fiscal 1996 and a gain of $30,000 in fiscal 1995. The Company anticipates that it will continue to have unrealized gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

The income tax rate was 32% in fiscal 1997 compared to 12% in fiscal 1996 and 20% in fiscal 1995. During the fourth quarter of fiscal 1996 the Company recorded certain previously unrecognized deferred tax assets amounting to $693,000. The Company believes recorded net deferred tax assets are recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference of reversals. Further information about income taxes is provided in Note B to the consolidated financial statements.

Net income for the year amounted to $0.05 per share as compared to $0.35 per share in fiscal 1996 and $0.33 per share in fiscal 1995. The decrease in net income in fiscal 1997 was primarily due to the decrease in the level of document production systems revenue, as well as the negative effects of foreign currency exchange rate swings and a higher tax rate. The increase in net income in fiscal 1996 over fiscal 1995 was due to a lower tax rate.

FACTORS AFFECTING RESULTS OF OPERATIONS

The Company is developing a new product line, named the IMAGGIA line, which it had planned to introduce in fiscal 1997. Introduction of the product line has been delayed, and the Company now anticipates that the product will be introduced in fiscal 1998. Achievement of the Company's future revenue plans depends upon the successful introduction and market acceptance of the IMAGGIA system. The Company's revenues and operating results may also fluctuate from period to period because: (i) the Company's sales cycle is relatively long; (ii) the size of orders can vary significantly; (iii) the availability of financing for customers in some countries is variable; (iv) customers may postpone or cancel orders; and (v) economic, political and market conditions in some markets can change with minimal notice and affect the timing and size of orders.
Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased to $17,589,000 at September 30, 1997 from $17,310,000 at September 30, 1996. Cash and short-term investments amounted to $8,459,000 at September 30, 1997 compared to $9,810,000 at September 30, 1996. Stockholders' equity increased to $18,680,000 at September 30, 1997, from $18,408,000 at September 30, 1996.

The Company maintains a $2.5 million unsecured bank line of credit. At September 30, 1997, the line was unused. The agreement expires March 31, 1998, and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current funds and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1998. At September 30, 1997, the Company had no material commitments for capital expenditures.

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

                                       PART III
                                       --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the section entitled "Election of Directors" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1998, and filed with the Securities and Exchange Commission.

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

Reference is made to the section entitled "Executive Compensation" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1998, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Principal Holders of CTC Capital Shares" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1998, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                       PART IV
                                       -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of Check Technology Corporation and subsidiaries are submitted in a separate financial statement section of this report.

Description                                                               Page
-----------                                                               ----

Report of Independent Auditors                                             19

Consolidated Balance Sheets--September 30, 1997 and 1996                   20

Consolidated Statements of Operations--The years ended
  September 30, 1997, 1996, and 1995                                       22

Consolidated Statements of Stockholders' Equity--The years ended
  September 30, 1997, 1996, and  1995                                      23

Consolidated Statements of Cash Flows--The years ended
  September 30, 1997, 1996, 1995                                           25

Notes to Consolidated Financial Statements--September 30, 1997             26


FINANCIAL STATEMENT SCHEDULES

Number             Description                                            Page
------             -----------                                            ----

Schedule II        Valuation and Qualifying Accounts and Reserves         39

All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

REPORTS OF FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1997

EXHIBITS


Number    Description                                 Page or Incorporated by Reference From
------    -----------                                 --------------------------------------
  3.1     Restated Articles of Incorporation          Exhibit 3.1 to Form 10-K for fiscal year ended
                                                      September 30, 1987

  3.2     Amended Bylaws                              Exhibit 3.2 to Form 10-K for fiscal year ended
                                                      September 30, 1994

  4.1     Specimen of the Company's
          Common Stock Certificates                   Exhibit 4(b) to Registration Statement on Form
                                                      S-1 (No. 2-97193)

  4.2     Statement of Rights and Preferences
          of Capital Stock                            Exhibit A to Current Report on Form 8-K dated
                                                      May 15, 1990

  10.1    Lease for Offices in Crawley England        Exhibit 10.9 to Form 10-K for the eight months ended
                                                      September 30, 1985

  10.2    Bank Line of Credit  Agreement,
          as amended, effective March 05, 1997        40

  10.3    1986 Stock Option Plan                      Exhibit 10.8 to Form 10-K  for fiscal year ended
                                                      September 30, 1986


Number    Description                                           Page or Incorporated by Reference From
------    -----------                                           --------------------------------------
  10.4    Form of Indemnification Agreement that the            Exhibit 10.10 to Form 10-K for fiscal year
          Company has entered into with officers and            ended September 30, 1987
          directors.  Such agreement recites the
          provisions of Minnesota Statutes Section
          302A.521 and the Company Bylaw provisions
          (which are substantially identical to the statute)

  10.5    Employment Agreement as of October 1, 1994,
          between the Company and Jay A. Herman                 Exhibit 10.7 to Form 10-K for fiscal year ended
                                                                September 30, 1994

  10.6    1991 Stock Plan                                       Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 1991

  10.7    Lease of Facilities in Minnetonka, Minnesota          Exhibit 10.9 to Form 10-K for  fiscal year ended September 30, 1994

  10.8    1997 Stock Plan                                       44

  10.9    Executive Loan Program as Amended                     54

   11     Computation of Per Share Earnings                     60

   21     List of Subsidiaries                                  61

   23     Consent of Independent Auditors                       62


SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CHECK TECHNOLOGY CORPORATION


Dated:   December  18, 1997            By:  /s/ Jay A. Herman
         --------------------               ----------------------------------
                                                           Jay A. Herman
                                                             President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                         TITLE                                             DATE
---------                         -----                                             ----
/s/ Robert Reznick                Chairman of the Board                             December  18, 1997
---------------------------                                                         ------------------
Robert Reznick

/s/Jay A. Herman                  President, Director                               December 18, 1997
---------------------------       (Principal Executive Officer)                     ------------------
Jay A. Herman

/s/ Paul Stephenson               Vice President, Finance & Administration          December 18, 1997
---------------------------       (Principal Financial & Accounting Officer)        ------------------
Paul Stephenson

/s/ Gary Holland                  Director                                          December 18, 1997
---------------------------                                                         ------------------
Gary Holland

                                  Director
---------------------------                                                         ------------------
Thomas H. Garrett III

/s/ Oscar Victor                  Director                                          December 18, 1997
--------------------                                                                ------------------
Oscar Victor

                              Annual Report on Form 10-K

                     Item 8, Item 14(a)(1) and (2), (c), and (d)

            List of Financial Statements and Financial Statement Schedules

                            Financial Statement Schedules

                                   Certain Exhibits



                            Year Ended September 30, 1997

                             Check Technology Corporation

                                Minnetonka, Minnesota

Form 10-K--Item 14(a)(1) and (2)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Check Technology Corporation and subsidiaries are included in Item 8:

              Report of Independent Auditors

              Consolidated Balance Sheets -- September 30, 1997 and 1996

              Consolidated Statements of Operations -- The years ended September 30, 1997, 1996 and 1995

              Consolidated Statements of Stockholders' Equity -- September 30, 1997, 1996 and 1995

              Consolidated Statements of Cash Flows -- The years ended September 30, 1997, 1996 and 1995

              Notes to Consolidated Financial Statements -- September 30, 1997

The following consolidated financial statement schedules of Check Technology Corporation and subsidiaries are included in Item 14(d):

              Number              Description

              Schedule II         Valuation and Qualifying Accounts and
                                  Reserves


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
                                            Phone: 612/343-1000


                            REPORT OF INDEPENDENT AUDITORS



Board of Directors
Check Technology Corporation

We have audited the accompanying consolidated balance sheets of Check Technology Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Check Technology Corporation and subsidiaries at September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Ernst & Young LLP
----------------------------
Ernst & Young LLP


Minneapolis, Minnesota
November 21, 1997

CONSOLIDATED BALANCE SHEETS

CHECK  TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                           September 30,
                                                   1997                1996
                                                   ----                ----
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                   $3,165,601          $4,851,283
    Short-term investments                       5,293,849           4,959,023
    Accounts receivable less allowance for
      doubtful accounts of $50,000               3,526,551           3,582,350
    Inventories:
        Raw materials and component parts        5,700,807           5,088,859
        Work - in - progress                       461,529             127,459
        Finished goods                           1,887,380           1,383,052
                                             -------------       -------------
                                                 8,049,716           6,599,370

    Deferred income taxes                        1,092,259             692,669
    Other current assets                           673,528             439,548
                                             -------------       -------------

    TOTAL CURRENT ASSETS                        21,801,504          21,124,243

EQUIPMENT AND FIXTURES
    Machinery and equipment                      2,107,739           1,940,676
    Furniture and fixtures                       1,737,969           1,643,803
    Leasehold improvements                         252,685             244,693
                                             -------------       -------------
                                                 4,098,393           3,829,172

    Less accumulated depreciation
        And amortization                         2,928,404           2,675,559
                                             -------------       -------------
                                                 1,169,989           1,153,613

                                             -------------       -------------
TOTAL ASSETS                                 $  22,971,493       $  22,277,856
                                             -------------       -------------
                                             -------------       -------------


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CHECK  TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                           September 30,
                                                   1997                1996
                                                   ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses       $2,603,516          $1,963,171
    Employee compensation and related taxes        672,492             769,750
    Income taxes payable                           425,868             489,732
    Deferred revenue                               469,127             499,036
    Current portion of capital lease
      obligations                                   41,925              92,066
                                             -------------       -------------

    TOTAL CURRENT LIABILITIES                    4,212,928           3,813,755

CAPITAL LEASE OBLIGATIONS - less current
      portion                                       78,903              55,615
                                             -------------       -------------


    TOTAL LIABILITIES                            4,291,831           3,869,370

STOCKHOLDERS' EQUITY

        Common stock -- par value $.10 per
        share --Authorized 25,000,000
        shares; issued and Outstanding
        1997 -- 6,338,135 shares;
        1996 -- 6,237,727 shares                   633,814             623,773

    Additional paid-in capital                  17,151,182          16,395,889
    Foreign currency translation adjustment       (851,225)           (513,963)
    Retained earnings                            1,745,891           1,902,787
                                             -------------       -------------

    TOTAL STOCKHOLDERS' EQUITY                  18,679,662          18,408,486
                                             -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  22,971,493       $  22,277,856
                                             -------------       -------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                  Year Ended September 30,
                                                1997         1996         1995
Sales:
   Printing equipment                   $ 7,885,584   $10,636,518  $10,436,169
   Maintenance, spares and supplies      14,981,092    14,082,456   13,924,485
                                        -----------   -----------  -----------
     NET SALES                           22,866,676    24,718,974   24,360,654
Costs and Expenses:
   Cost of sales                          9,047,708     9,578,116    9,333,299
   Selling, general and administrative   11,136,029    10,818,900   10,424,527
   Research and development               2,521,073     2,206,444    2,318,736
                                        -----------   -----------  -----------
                                         22,704,810    22,603,460   22,076,562
                                        -----------   -----------  -----------

INCOME FROM SYSTEM SALES AND SERVICE        161,866     2,115,514    2,284,092

Interest expense                             22,813        26,110       27,229
Interest (income)                          (411,531)     (402,539)    (283,378)
Unrealized exchange loss (gain)              71,605       (50,770)     (29,745)
                                        -----------   -----------  -----------
   INCOME BEFORE TAXES                      478,979     2,542,713    2,569,986

Income taxes                                153,000       297,000      517,000

                                        -----------   -----------  -----------
   NET INCOME                              $325,979   $ 2,245,713  $ 2,052,986
                                        -----------   -----------  -----------
                                        -----------   -----------  -----------

Earnings per share                          $  0.05       $  0.35      $  0.33

Weighted average number of common
shares and common share equivalents
outstanding during the period             6,416,081     6,355,401    6,270,504

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                             Common Stock
                                                         Shares       Amount
                                                       ----------   ----------
Balance September 30, 1994                              5,859,515   $  585,952
    Net income                                                ---          ---
    Exercise of stock options                              55,000        5,500
    Conversion of series B convertible preferred stock    175,625       17,563
    Exercise of warrants                                   22,139        2,213
    Vesting of restricted stock                               ---          ---
    Note receivable from stock sale                           ---          ---
    Foreign currency translation                              ---          ---

                                                       ----------   ----------
Balance September 30, 1995                              6,112,279      611,228
    Net income                                                ---          ---
    Exercise of stock options, including tax
     benefit of $345,000                                  105,448       10,545
    Issuance of restricted stock                           20,000        2,000
    Vesting of restricted stock                               ---          ---
    Payment - note receivable                                 ---          ---
    Foreign currency translation                              ---          ---

                                                       ----------   ----------
Balance September 30, 1996                              6,237,727      623,773
    Net income                                                ---          ---
    Exercise of stock options, including tax
     benefit of $17,000                                    20,408        2,041
    Issuance of restricted stock                           80,000        8,000
    Vesting of restricted stock                               ---          ---
    Payment - note receivable                                 ---          ---
    Foreign currency translation                              ---          ---
                                                       ----------   ----------
Balance September 30, 1997                              6,338,135   $  633,814
                                                       ----------   ----------
                                                       ----------   ----------
See notes to consolidated financial statements.

                                                Foreign
  Series A & B Convertible     Additional       Currency         Retained
       Preferred Stock          Paid-In       Translation        Earnings
   Shares          Amount       Capital        Adjustment        (Deficit)
 --------        --------    ------------     -----------     -----------
  175,625        $ 17,563    $ 15,771,363       $(508,284)    $(2,298,788)
      ---             ---             ---             ---       2,052,986
      ---             ---         123,531             ---             ---
 (175,625)        (17,563)            ---             ---             ---
      ---             ---          (2,225)            ---             ---
      ---             ---             ---             ---          36,376
      ---             ---        (148,966)            ---             ---
      ---             ---             ---          55,009             ---

 --------        --------    ------------     -----------     -----------
        0               0      15,743,703        (453,275)       (209,426)
      ---             ---             ---             ---       2,245,713

      ---             ---         417,540             ---             ---
      ---             ---         228,000             ---        (230,000)
      ---             ---             ---             ---          96,500
      ---             ---           6,646             ---             ---
      ---             ---             ---         (60,688)            ---

 --------        --------    ------------     -----------     -----------
        0               0      16,395,889        (513,963)      1,902,787
      ---             ---             ---             ---         325,979

      ---             ---         (12,320)            ---             ---
      ---             ---         762,000             ---        (770,000)
      ---             ---             ---             ---         287,125
      ---             ---           5,613             ---             ---
      ---             ---             ---        (337,262)            ---

 --------        --------    ------------     -----------     -----------
        0            $  0   $  17,151,182     $  (851,225)   $  1,745,891
 --------        --------    ------------     -----------     -----------
 --------        --------    ------------     -----------     -----------

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                 Year Ended September 30,
                                          1997           1996          1995
                                       ----------     ----------  ------------
OPERATING ACTIVITIES
  Net income                            $ 325,979   $  2,245,713   $ 2,052,986
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization       402,272        438,275       433,997
      Other                                81,746       (111,001)     (209,513)
  Changes in operating assets and
    liabilities:
      Accounts receivable                (128,305)     1,282,909    (1,679,087)
      Inventories                      (1,705,446)      (745,111)      624,730
      Other current assets               (658,170)      (402,574)     (353,962)
      Accounts payable and accrued
        expenses                          734,802       (520,939)      308,020
      Deferred revenue                    (15,866)       (29,216)       31,175
                                       ----------     ----------  ------------
NET CASH (USED IN) PROVIDED BY
      OPERATING ACTIVITIES               (962,988)     2,158,056     1,208,346


INVESTING ACTIVITIES
  Purchase of equipment and fixtures     (505,626)      (442,118)     (338,989)
  Proceeds from sale of equipment          67,802         82,092       116,273
  Purchase of short-term investments  (25,269,275)   (10,651,726)   (4,926,101)
  Proceeds from sale of short-term
    investments                        25,079,552      9,931,000     5,492,840
                                       ----------     ----------  ------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                   (627,547)    (1,080,752)      344,023

FINANCING ACTIVITIES
  Issuance of common stock                (10,279)       428,085        49,019
  Addition of capital leases               85,757         40,101        63,966
  Note receivable from stock sale           5,613          6,646       (68,966)
  Repayment of capital leases            (100,784)       (90,070)      (95,336)
                                       ----------     ----------  ------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                    (19,693)       384,762       (51,317)

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                 (75,454)        (1,139)       17,990
                                       ----------     ----------  ------------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                     (1,685,682)     1,460,927     1,519,042

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                     4,851,283      3,390,356     1,871,314
                                       ----------     ----------  ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                        $  3,165,601   $  4,851,283   $ 3,390,356
                                       ----------     ----------  ------------
                                       ----------     ----------  ------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Check Technology Corporation's business is the design, manufacture, sale and service of computerized financial document production systems. The systems can collate, personalize and encode documents into packages tailored to the customers' requirements. The systems are sold through the Company and its international subsidiaries. In excess of 50% of the total revenues of the Company are related to service and support provided after the sale. The Company has had a significant presence in the international check production marketplace. These personal check production markets outside of the United States include Australia, Latin America, Europe and Asia.

Principles of Consolidation: The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Check Technology Ltd., Check Technology Pty. Ltd., and Check Technology France S.A. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Foreign Exchange Contracts: From time to time the Company enters into foreign exchange contracts as a hedge against specific foreign currency receivables. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on those receivables.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


Stock Based Compensation: The Company follows Accounting Principles Board Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement
123).

Long-Lived Assets: In Fiscal 1997, the Company adopted SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Company's consolidated financial statements.

Earnings Per Share: Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the period. Common stock equivalents include dilutive stock options, warrants and Series B Convertible Preferred Stock using the treasury stock method. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. This Statement establishes standards for computing and presenting basic and diluted earnings per share (EPS) for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement will not have a material effect on the Company's reported EPS.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules are effective for the Company in fiscal 1999. The adoption of this Statement is not expected to have a significant impact on the Company.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. The Statement requires additional disclosure only, and will not impact net income or stockholders' equity of the Company. The Statement is effective for the Company's fiscal year ended September 30, 1999. The Company is currently assessing the impact of the Statement on its segment disclosure.

Reclassification: Certain items in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997


NOTE B - INCOME TAX

At September 30, 1997, the Company has domestic tax loss carryforwards of approximately $1,100,000, which expire in 2012 and foreign tax loss carryforwards of approximately $333,000, which expire in 2002. In addition, the Company has domestic investment tax credits and research and development credit carryforwards of approximately $439,000, which are available to offset future income tax. The credits expire in varying amounts through September 2012. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. The deferred tax asset has been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

Significant components of deferred tax assets and liabilities as of September 30 are as follows:

FEDERAL AND STATE NET DEFERRED TAX ASSETS (LIABILITIES):

                                                  1997                1996
                                                  ----                ----
Deferred Tax Assets:
    Net operating loss                       $    517,000        $          0
    Business credit carryforwards and
        alternative minimum tax credits           582,000             667,000
    Stock compensation                            138,000             275,000
    Inventory valuation reserves                  102,000             122,000
    Other U.S. and foreign differences            262,000             222,000
                                             ------------        ------------
Gross Deferred Tax Asset                        1,601,000           1,286,000
Less Valuation Allowances                        (508,000)           (593,000)
                                             ------------        ------------
Net Deferred Tax Asset                       $  1,093,000        $    693,000
                                             ------------        ------------
                                             ------------        ------------
The components of income tax expense as recorded by the Company are as follows:

                                           1997          1996          1995
                                           ----          ----          ----
Current Tax Expense:
      Federal                          $  (25,000)     $  3,000     $  53,000
      State                                 6,000        16,000             0
      Foreign                             555,000       626,000       464,000
                                       ----------    ----------    ----------
      Total                               536,000       645,000       517,000
                                       ----------    ----------    ----------
Deferred Tax Expense:
      Federal                            (258,000)     (231,000)            0
      State                               (14,000)      (18,000)            0
      Foreign                            (111,000)      (99,000)            0
                                       ----------    ----------    ----------
      Total                              (383,000)     (348,000)            0
                                       ----------    ----------    ----------
Total Tax Expense                      $  153,000    $  297,000    $  517,000
                                       ----------    ----------    ----------
                                       ----------    ----------    ----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

NOTE B - INCOME TAX - CONTINUED

A reconciliation of tax expense to the statutory rate of 34% is as follows:

                                           1997          1996          1995
                                           ----          ----          ----
Statutory rate applied to pre-tax
     income                            $  163,000    $  865,000    $  874,000

Net operating loss and tax credits
     utilized                                   0      (220,000)     (354,000)

Change in valuation allowance                   0      (348,000)            0

Other                                     (10,000)            0        (3,000)
                                       ----------    ----------    ----------
                                       $  153,000    $  297,000    $  517,000
                                       ----------    ----------    ----------
                                       ----------    ----------    ----------


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3,128,000 at September 30, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and State income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

Cash tax payments for the years ended September 30, 1997, 1996, and 1995 were $671,000, $570,000 and $470,000, respectively.


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

No contracts were outstanding at September 30, 1997 and 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

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

The Company's manufacturing operations are located in the United States. Sales and service operations are located in the United Kingdom, France, and Australia. Foreign operations include the activities of the three foreign subsidiaries.



                                                           Domestic             Foreign
Year Ended September 30, 1997                             Operations          Operations         Eliminations        Consolidated
-------------------------------                          ------------        ------------        ------------        ------------
Sales to unaffiliated customers                         $   7,426,624       $  15,440,052       $        ---        $  22,866,676
Sales to foreign subsidiaries                               4,239,162                 ---          (4,239,162)                ---
                                                         ------------        ------------        ------------        ------------
Net sales                                               $  11,665,786       $  15,440,052       $  (4,239,162)      $  22,866,676
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

(Loss) income from system sales and service             $    (751,599)      $     912,005       $       1,460       $     161,866

Less:
      Interest (income)                                      (377,960)            (97,303)             63,732            (411,531)
      Interest expense                                          5,002              82,358             (64,547)             22,813
      Unrealized exchange loss (gain)                             ---              71,117                 488              71,605
                                                         ------------        ------------        ------------        ------------
      (Loss) income before taxes                             (378,641)            855,833               1,787             478,979
      Income taxes                                           (291,000)            444,000                 ---             153,000
                                                         ------------        ------------        ------------        ------------

Net (loss) income                                       $     (87,641)      $     411,833       $       1,787       $     325,979
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Identifiable assets                                     $  20,282,967       $  12,463,933       $  (9,775,407)      $  22,971,493
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Total liabilities                                       $   2,342,860       $   5,610,139       $  (3,661,168)      $   4,291,831
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES--Continued



                                                           Domestic             Foreign
Year Ended September 30, 1996                             Operations          Operations         Eliminations        Consolidated
-------------------------------                          ------------        ------------        ------------        ------------
Sales to unaffiliated customers                         $   7,279,398       $  17,439,576       $         ---       $  24,718,974
Sales to foreign subsidiaries                               5,435,350                 ---          (5,435,350)                ---
                                                         ------------        ------------        ------------        ------------
Net sales                                               $  12,714,748       $  17,439,576       $  (5,435,350)      $  24,718,974
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Income from system sales and service                    $     557,288       $   1,426,266       $     131,960       $  2,115,514

Less:
         Interest (income)                                   (401,552)            (50,077)             49,090            (402,539)
         Interest expense                                       6,072              69,128             (49,090)             26,110
         Unrealized exchange loss (gain)                       18,999             (69,769)                ---             (50,770)
                                                         ------------        ------------        ------------        ------------

         Income before taxes                                  933,769           1,476,984             131,960           2,542,713
         Income taxes                                        (230,464)            527,464                 ---             297,000
                                                         ------------        ------------        ------------        ------------

Net income                                              $   1,164,233       $     949,520       $     131,960       $   2,245,713
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Identifiable assets                                     $  19,692,227       $  10,342,786       $  (7,757,157)      $  22,277,856
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Total liabilities                                       $   1,798,567       $   3,916,837       $  (1,846,034)      $   3,869,370
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997




                                                           Domestic             Foreign
Year Ended September 30, 1995                              Operations         Operations         Eliminations        Consolidated
-------------------------------                          ------------        ------------        ------------        ------------
Sales to unaffiliated customers                         $   7,537,883       $  16,822,771       $         ---       $  24,360,654
Sales to foreign subsidiaries                               4,564,096                 ---          (4,564,096)                ---
                                                         ------------        ------------        ------------        ------------
Net sales                                               $  12,101,979       $  16,822,771       $  (4,564,096)      $  24,360,654
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Income from system sales and service                    $     513,811       $   1,839,612       $     (69,331)       $   2,284,092

Less:
         Interest (income)                                   (390,040)            (17,107)            123,769            (283,378)
         Interest expense                                       6,232             144,766            (123,769)             27,229
         Unrealized exchange loss (gain)                       (1,738)            (28,007)                ---             (29,745)
                                                         ------------        ------------        ------------        ------------

         Income before taxes                                  899,357           1,739,960             (69,331)          2,569,986
         Income taxes                                          53,381             463,619                 ---             517,000
                                                         ------------        ------------        ------------        ------------

Net income                                              $     845,976       $   1,276,341       $     (69,331)      $   2,052,986
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Identifiable assets                                     $  17,863,334       $   9,852,804       $  (7,612,581)      $  20,103,557
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------

Total liabilities                                       $   1,662,913       $   4,291,905       $  (1,543,491)      $   4,411,327
                                                         ------------        ------------        ------------        ------------
                                                         ------------        ------------        ------------        ------------




The Company's products are marketed worldwide. Domestic operations include export sales of $3,920,419, $3,383,495 and $1,917,960 for the periods ended September 30, 1997, 1996, and 1995, respectively.

There were no sales to a single customer in excess of 10% of total sales in 1997, 1996 or in 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

NOTE E--LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS


                                                            September 30,
                                                         1997           1996
                                                     ----------     ----------
Capital lease obligations on automobiles and
    equipment, due in monthly installments
    varying from $387 to $712, including
    interest at 9.2% to 11.6%; automobile and
    equipment financed under the lease serve
    as security to the lease obligation                $120,828       $147,681

Less current portion of lease obligation                 41,925         92,066
                                                     ----------     ----------
                                                       $ 78,903       $ 55,615
                                                     ----------     ----------
                                                     ----------     ----------

Cash payments of interest were $22,639 in 1997, $24,304 in 1996, and $28,250 in 1995.

Equipment and fixtures includes the following amounts under the capitalized lease obligations:

                                                             September 30,
                                                        1997           1996
                                                        ----           ----
   Office furniture, fixtures and equipment            $176,125       $219,387
   Less allowance for amortization                       45,273         74,734
                                                     ----------     ----------
                                                       $130,852       $144,653
                                                     ----------     ----------
                                                     ----------     ----------

Future payments for the capital lease obligations (including interest) as of September 30, 1997 are:


                                                                 Capital Lease
                                                                  Obligations
                                                                 -------------
Year ending September 30:
                                   1998                              $ 52,249
                                   1999                                27,644
                                   2000                                59,521
                                                                   ----------
                         Total Payments                               139,414
Less amounts representing interest                                     18,586
                                                                   ----------
Present value of lease payments                                      $120,828
                                                                   ----------
                                                                   ----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

NOTE F--STOCK OPTIONS AND BENEFIT PLAN

During fiscal year 1997, the Company had three stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan), and the 1997 Stock Plan (the 1997 Plan), for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991 and the 1997 Plan in June 1997. Stock options under the 1986 Plan are non-qualified while those under the 1991 Plan and the 1997 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan and the 1997 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the board of directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company. During fiscal year 1995, an officer exercised stock options for a $148,966 note. The note is interest bearing, collateralized by the underlying stock.

A summary of outstanding options and shares reserved under each plan for the last three years is as follows:

The 1986 Plan
-------------

                                 Shares                            Weighted
                                Reserved                            Average
                               For Future         Options       Exercise Price
                                 Grants         Outstanding        Per Share
                               ----------       -----------     --------------
Balance September 30, 1994        188,660           198,000       $   2.23
     Options exercised                ---           (41,750)          2.03
                               ----------       -----------

Balance September 30, 1995        188,660           156,250           2.28
    Options exercised                 ---          (103,500)          2.11
                               ----------       -----------

Balance September 30, 1996        188,660            52,750           2.63
     Options exercised                ---           (52,750)          2.63
                               ----------       -----------

Balance September 30, 1997        188,660                 0       $   0.00
                               ----------       -----------
                               ----------       -----------


At September 30, 1997, 1996, and 1995 options to purchase 0,52,750, and 156,250 shares were exercisable, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

   1991 Plan
---------------
                                 Shares                           Weighted
                                Reserved                          Average
                               For Future         Options       Exercise Price
                                 Grants         Outstanding       Per Share
                               ----------       -----------     --------------
Balance September 30, 1994        230,500           196,160            $  3.87
     Options exercised                ---           (13,250)              3.35
     Options canceled               1,250            (1,250)              1.75
                               ----------       -----------

Balance September 30, 1995        231,750           181,660               3.93
     Options granted              (63,500)           63,500               8.88
     Options exercised                ---           (28,508)              2.81
     Restricted Stock granted     (20,000)              ---                ---
     Restricted Stock canceled      4,250               ---                ---
     Options canceled               5,625            (5,625)              8.08
                               ----------       -----------

Balance September 30, 1996        158,125           211,027               5.45
     Options granted              (76,000)           76,000               8.72
     Options exercised                ---            (1,333)              2.50
     Restricted Stock granted     (80,000)              ---                ---
                               ----------       -----------

Balance September 30, 1997          2,125           285,694            $  6.34
                               ----------       -----------
                               ----------       -----------


At September 30, 1997, 1996, and 1995 there were 139,152, 98,777, and 84,326 options, respectively, currently exercisable under the 1991 Plan at prices of $1.75 to $9.63 per share. The Company issued 80,000, 20,000, and 0 shares at weighted average fair values of $770,000, 230,000 and 0 in 1997, 1996 and 1995, respectively. Total compensation expense for stock-based compensation was $287,125, $96,500 and $36,376 in 1997, 1996 and 1995, respectively.

1997 Plan
---------
                                 Shares                             Weighted
                                Reserved                            Average
                               For Future         Options       Exercise Price
                                 Grants         Outstanding        Per Share
                               ----------       -----------     --------------
Shares reserved at inception      750,000               ---
     Options granted              (10,000)           10,000            $  6.50
                               ----------       -----------

Balance September 30, 1997        740,000            10,000            $  6.50
                               ----------       -----------
                               ----------       -----------


At September 30, 1997 there were no options currently exercisable under the 1997 Plan.

Total shares reserved for options and restricted stock are 1,394,229 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997


Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996:

                                            1997                    1996
                                      ----------------        ----------------
Expected dividend yield                             0%                      0%
Expected stock price volatility                    40%                     40%
Risk - free interest rate                        6.11%                   6.60%
Expected life of options                       7 years                 7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net earnings and earnings per share were as follows:

                                             1997                    1996
                                      ----------------        ----------------
Net earnings - pro forma                     $ 193,475          $    2,195,045

Earnings per share - pro forma                    0.03                    0.34

Weighted average fair value of
    options granted during  the year              4.68                    4.44


The pro forma effect on net income and earnings per share is not representative of the pro forma net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The following table summarizes information concerning currently outstanding and exercisable options:




                                    Options Outstanding                             Options Exercisable
                     -----------------------------------------------------     --------------------------------
                                       Weighted Avg.        Weighted                               Weighted
                                        Remaining            Average                                Average
    Range of              Number       Contractual          Exercise               Number          Exercise
Exercise Prices       Outstanding      Life (Years)           Price              Exercisable         Price
---------------------------------------------------------------------------------------------------------------
$  1.750 - 4.500           88,694         3.38              $   3.30                86,194         $    3.26
   5.375 - 7.750          108,500         6.80                  6.27                37,500              5.38
   8.125 - 9.625           98,500         6.77                  9.17                15,458              8.92
$  1.750 - 9.625          295,694         5.76              $   6.34               139,152         $    4.46



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

The Company has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants' before-tax contributions up to 6% of base salary. The cost of the plan was $82,766, $78,326, and $32,950 for the years ended September 30, 1997, 1996, and 1995, respectively.

NOTE G--RENTAL COMMITMENTS

Building, equipment and automobile rentals under operating leases were $1,184,701, $1,039,439, and $846,098 for the years ended September 30, 1997,
1996 and 1995, respectively.

The Company leases its corporate offices under a fifteen-year agreement expiring on September 15, 2010. Annual rental under the lease is $387,000 increasing to $481,000 in the eleventh year and thereafter. The Company is obligated to pay operating expenses and real estate taxes incurred by the landlord. The Company has the right to terminate such lease at the end of the 10th lease year, subject to a termination fee.

The Company's subsidiary in the United Kingdom leases office space under a lease
expiring in 2013.   Annual rental under the lease is $192,000, subject to
adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $12,397,412 and are due as follows: fiscal year ending September 30, 1998--$1,176,059; 1999--$1,109,355;
2000--$887,715;  2001--$834,729;  2002--$842,229; thereafter--$7,547,325.


NOTE H--LINE OF CREDIT AND NOTES PAYABLE

The Company has a $2,500,000 revolving line of credit with a bank. At September 30, 1997, the entire line was unused. The line of credit agreement is in the form of an unsecured note. Advances under the line of credit bear interest at the bank's reference rate. The line has a 0.20% annual commitment fee.

The line of credit agreement places certain restrictions on the Company including requirements as to maintenance for minimum levels of tangible net worth and specified others. The Company was in compliance with these covenants at September 30, 1997. The line of credit expires March 31, 1998.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1997

NOTE J-- SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




 1997 Quarter Ended                     December 31              March 31                 June 30          September 30
-------------------                    ------------          ------------            ------------          ------------
 Net Sales                             $  5,487,892         $  6,201,197            $  6,507,436           $ 4,670,151

 Gross Profit                             3,416,637            3,720,231               3,821,358             2,860,742

 Net Income                                 100,000              241,703                 271,870              (287,594)

 Earnings Per Share                          $ 0.02         $       0.04            $       0.04           $     (0.04)

 1996 Quarter Ended                     December 31             March 31                June 30            September 30
-------------------                    ------------          ------------            ------------          ------------

 Net Sales                             $  6,273,281         $  6,670,541            $  6,293,601           $ 5,481,551

 Gross Profit                             3,807,387            4,099,711               3,847,621             3,386,139

 Net Income (1)                             552,462              708,245                 521,978               463,028

 Earnings Per Share                    $       0.09         $       0.11            $       0.08           $      0.07



(1) The income tax rate for the fourth quarter of 1996 was impacted by the adjustment to the effective annual rate and the recognition of certain deferred tax assets.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


                                                                               Charged to
                                       Balance at          Charged to             Other                                 Balance at
                                        Beginning           Cost and            Accounts          (Deductions)             End
    Description                         Of Period           Expenses            Describe            Describe            Of Period
1.  Allowance for doubtful
    accounts

    Year ended September
    30, 1997                          $    50,000                   0                   0                   0          $   50,000

    Year ended September
    30, 1996                          $    50,000                   0                   0                   0          $   50,000

    Year ended September
    30, 1995                          $    50,000                   0                   0                   0          $   50,000


II. Reserve for obsolete
    And slow moving
    Inventories

    Year ended September
    30, 1997                          $   334,000              30,000                   0              (4,000)         $  360,000

    Year ended September
    30, 1996                          $   303,000              95,000                   0             (64,000)         $  334,000

    Year ended September
    30, 1995                          $   267,000               60000                   0             (24,000)         $  303,000




                                          39