Form 10-Q
period 1997-12-31
CHECK TECHNOLOGY CORP
filed 1998-02-17
CIK 350692

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                        THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               December 31, 1997
                              --------------------------------------------------

Commission file number                       0-10691
                      ----------------------------------------------------------

                             CHECK TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          Minnesota                                      41-1392000
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     12500 Whitewater Drive
     Minnetonka, Minnesota                                       55343-9420
---------------------------------------------               --------------------
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

     Common Stock, $.10 Par Value - -  6,343,745 shares as of  February 10, 1998
     ---------------------------------------------------------------------------

                                        INDEX
                    CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets -- December 31, 1997 and September 30, 1997.

          Condensed consolidated statements of operations -- Three months ending December 31, 1997 and 1996.

          Condensed consolidated statements of cash flows -- Three months ending December 31, 1997 and 1996.

          Condensed consolidated statements of stockholders' equity -- Three months ending December 31, 1997 and 1996.

          Condensed notes to consolidated financial statements -- December 31, 1997.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 6.   Exhibits and reports on Form 8-K

SIGNATURES

Part I.   FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                              December 31,  September 30,
                                                                                  1997           1997
                                                                             -------------  -------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                               $   3,087,072  $   3,165,601
     Short-term investments                                                      4,031,812      5,293,849
     Accounts receivable less allowance for doubtful accounts of $50,000         3,574,164      3,526,551
     Inventories
          Raw materials and component parts                                      5,161,170      5,700,807
          Work-in-process                                                          738,710        461,529
          Finished Goods                                                         3,161,251      1,887,380
                                                                             -------------  -------------
                                                                                 9,061,131      8,049,716

     Deferred income taxes                                                       1,011,065      1,092,259
     Other current assets                                                          774,974        673,528
                                                                             -------------  -------------
          TOTAL CURRENT ASSETS                                                  21,540,218     21,801,504


EQUIPMENT AND FIXTURES
     Machinery and equipment                                                     2,079,505      2,603,516
     Furniture and fixtures                                                      1,743,038      1,737,969
     Leasehold improvements                                                        266,839        252,685
                                                                             -------------  -------------
                                                                                 4,089,382      4,089,393
     Less accumulated depreciation and amortization                              3,009,528      2,928,404
                                                                             -------------  -------------
                                                                                 1,079,854      1,169,989
     TOTAL ASSETS                                                            $  22,620,072  $  22,971,493
                                                                             -------------  -------------
                                                                             -------------  -------------

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,  September 30,
                                                                                  1997           1997
                                                                             -------------  -------------
CURRENT LIABILITIES

     Accounts payable and accrued expenses                                   $   2,612,550  $   2,603,516
     Employee compensation and related taxes                                       713,238        672,492
     Income taxes payable                                                          268,585        425,868
     Deferred revenue                                                              498,204        469,127
     Current portion of capital lease obligations                                   38,251         41,925
                                                                             -------------  -------------
     TOTAL CURRENT LIABILITIES                                                   4,130,828      4,212,928
     Capital lease obligations -- less current portion                              65,657         78,903
                                                                             -------------  -------------
          TOTAL LIABILITIES                                                      4,196,485      4,291,831

STOCKHOLDERS' EQUITY

     Capital Stock


          Common Stock-par value $.10 per share-authorized
          25,000,000 shares; issued and outstanding
          December 31, 1997--6,336,745 shares;
          September 30, 1997--6,338,135 shares                                     633,675        633,814
     Additional paid in capital                                                 17,115,625     17,151,182
     Foreign currency translation adjustment                                      (985,936)      (851,225)
     Retained earnings                                                           1,660,223      1,745,891
                                                                             -------------  -------------

               TOTAL STOCKHOLDERS' EQUITY                                       18,423,587     18,679,662
                                                                             -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  22,620,072  $  22,971,493
                                                                             -------------  -------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                    Three Months Ending
                                                                                        December 31,
                                                                                  1997            1996
                                                                             -------------   ------------
Sales:
     Printing equipment                                                       $  1,592,552   $  1,735,750
     Maintenance, spares and supplies                                            3,560,188      3,752,142
                                                                             -------------   ------------
          Net sales                                                              5,152,740      5,487,892
Costs and expenses:
     Cost of sales                                                               2,035,689      2,071,255
     Selling, general and administrative                                         2,768,006      2,798,014
     Research and development                                                      662,180        591,865
                                                                             -------------   ------------
                                                                                 5,465,875      5,461,134
                                                                             -------------   ------------
(Loss) income from system sales and service                                       (313,135)        26,758

Interest (income)                                                                  (94,491)       (94,593)
Unrealized exchange loss (gain)                                                      1,461         (3,649)
                                                                             -------------   ------------
     (Loss) income before taxes                                                   (220,105)       125,000

Income taxes                                                                       (72,000)        25,000
                                                                             -------------   ------------

     Net (loss) income                                                       $    (148,105)  $    100,000
                                                                             -------------   ------------
                                                                             -------------   ------------

(Loss) earnings per common share                                             $       (0.02)  $       0.02
                                                                             -------------   ------------
                                                                             -------------   ------------

(Loss) earnings per common share - assuming dilution                         $       (0.02)  $       0.02
                                                                             -------------   ------------
                                                                             -------------   ------------

Weighted average number of shares and share equivalents
     outstanding during the period                                               6,262,745      6,217,727

Weighted average number of shares and share equivalents
     outstanding during the period - assuming dilution                           6,262,745      6,387,026

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                    Three Months Ending
                                                                                        December 31,
                                                                                   1997           1996
                                                                              ------------   ------------
OPERATING ACTIVITIES
   Net (loss) income                                                          $   (148,105)  $    100,000
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                             98,328        110,218
          Other                                                                     (5,977)        31,480
   Changes in operating assets and liabilities:
     Accounts receivable                                                          (130,474     (1,459,019)
     Inventories                                                                (1,087,302)    (1,374,517)
     Other current assets                                                          (39,226)      (196,456)
     Accounts payable and accrued expenses                                         (93,368)       778,396
     Deferred revenue                                                               41,547         33,452
                                                                              ------------   ------------
NET CASH (USED IN) OPERATING ACTIVITIES                                         (1,364,577)    (1,976,446)
INVESTING ACTIVITIES
   Purchase of equipment and fixtures                                              (41,760)      (137,818)
   Proceeds from sale of equipment                                                  17,277         13,464
   Purchase of short-term investments                                           (2,310,144)    (6,963,009)
   Proceeds from sale of short-term investments                                  3,658,393      5,881,840
                                                                              ------------   ------------
NET CASH (USED IN) INVESTING ACTIVITIES                                         (1,323,766)    (1,205,523)

FINANCING ACTIVITIES
   Addition of  capital leases                                                           0         60,506
   (Purchase) issuance of Common Stock                                             (35,696)             0
   Repayment of capital leases                                                      (6,671)       (25,331)
                                                                              ------------   ------------
NET CASH (USED IN ) FROM FINANCING ACTIVITIES                                      (42,367)        35,175

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              4,649         36,590
                                                                              ------------   ------------
(DECREASE) IN CASH & CASH EQUIVALENTS                                              (78,529)    (3,110,204)
CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                                    3,165,601      4,851,283
                                                                              ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  3,087,072   $  1,741,079
                                                                              ------------   ------------
                                                                              ------------   ------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                                 Foreign
                                                                 Additional     Currency
                                          Common Stock            Paid-In      Translation     Retained
                                     Shares         Amount        Capital      Adjustment      Earnings
                                   ----------     ----------     ----------    -----------   ------------
Balance September 30, 1997          6,338,135     $  633,814     17,151,182    $  (851,225)  $  1,745,891

Net (Loss) Income                                                                                (148,105)

Purchase of common stock                (1390)          (139)        (6,463)

Vesting of restricted stock
       including tax effect of
       $(29,100)                                                    (29,094)                       62,437

Foreign currency translation                                                      (134,711)
                                   ----------     ----------     ----------    -----------   ------------
Balance December 31, 1997           6,336,745     $  633,675     17,115,625    $  (985,936)  $  1,660,223
                                   ----------     ----------     ----------    -----------   ------------

                                   ----------     ----------     ----------    -----------   ------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

Reclassifications have been made in the prior year to conform with classifications in the current year.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 123 replaced the previously reported primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1997

NOTE B -- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Month Period
                                                                              Ended December 31,
                                                                         1997                1996
                                                                     -----------         -----------
Numerator:
         Net (Loss) Income                                              (148,105)            100,000
                                                                     -----------         -----------
         Numerator for basic and diluted earnings per share -
            (loss) income applicable to common stockholders             (148,105)            100,000
Denominator:
         Denominator for basic earnings per share -
            weighted-average shares                                    6,262,745           6,217,727

         Effect of dilutive securites:
            Employee stock options                                             0             161,721
            Employee stock grants                                              0               7,578
                                                                     -----------         -----------
         Dilutive potential common shares                                      0  (a)     $  169,299
            Denominator for diluted earnings per share -
              adjusted weighted-average shares                         6,262,745           6,387,026
                                                                     -----------         -----------
                                                                     -----------         -----------

(Loss) earnings per common share                                        $  (0.02)          $    0.02
                                                                     -----------         -----------
                                                                     -----------         -----------

(Loss) earnings per common share - assuming dilution                    $  (0.02) (a)      $    0.02
                                                                     -----------         -----------
                                                                     -----------          -----------



a--No incremental shares related to options are included because the impact would be antidilutive.

Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three month period ended December 31, 1997, revenues from the sale of document production equipment declined 9% over the comparable quarter in the prior year. The decrease arose primarily from a decrease in Checktronic sales. The Company has held for some time a dominant market position in many of the international markets in which the Checktronic is sold. Demand for the Checktronic product line has softened in some of these established international markets and revenues from this product line are now largely dependent on sales to emerging markets, such as Latin America, Asia and Africa. The present currency crisis in Asia has limited the Company's current opportunities to sell high-end capital equipment into that region.

For the three month period ended December 31, 1997, revenues for maintenance contracts, spare parts, supplies and consumable items decreased 5% over the comparable quarter in the prior year, primarily due to the effect of exchange rates and timing of purchases of supplies and consumables by certain major customers.

The gross margin percentage for the three month period ended December 31, 1997, was 60% compared to 62% in the comparable prior period. The changes were primarily due to changes in product mix.

Selling, general and administrative expenses during the three month period ended December 31, 1997, decreased 1% over the comparable period last year.Research and development expenses increased 12% over the comparable period last year.
The increase was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange loss for the current quarter of $1,500 compared to an unrealized exchange gain of $4,000 in the comparable period last year. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Net loss for the quarter amounted to $(0.02) per share as compared to net income of $0.02 per share in the comparable period last year. The decrease was primarily attributable to the effect of the reduction in sales of document production equipment.

Factors Affecting Results of Operations

The Company is developing a new product line, named the IMAGGIA line, and the Company now anticipates that the product will be introduced in fiscal 1998. Achievement of the Company's future revenue plans depends upon the successful introduction and market acceptance of the IMAGGIA system. The Company's revenues and operating results may also fluctuate from quarter to quarter because: (i) the Company's sales cycle is relatively long; (ii) the size of orders can vary significantly; (iii) the availability of financing for customers in some countries is variable; (iv) customers may postpone or cancel orders; and
(v) economic, political and market conditions in some markets can change with minimal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.


Liquidity and Capital Resources

Working capital decreased from $17,589,000 at September 30, 1997, to $17,409,000 at December 31, 1997. Cash and short term investments amounted to $7,119,000 at December 31, 1997, compared to $8,459,000 at September 30, 1997. Stockholders' equity was $18,424,000 at December 31, 1997, compared to $18,680,000 at September 30, 1997.

The Company's long-term debt to equity ratio was less than 0.01 at December 31, 1997, and at September 30, 1997. The Company maintains a $2.5 million unsecured bank line of credit. At December 31, 1997, the line was unused. The credit agreement expires March 31, 1998 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1998.

At December 31, 1997, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHECK TECHNOLOGY CORPORATION
                                        ---------------------------------
                                        Registrant



Date   February 13, 1998                /s/ Jay A. Herman
    -----------------------             ----------------------------------------
                                        Jay A. Herman
                                        President and Chief Executive Officer


Date   February 13, 1998                /s/ Paul W. B. Stephenson
    -----------------------             ----------------------------------------
                                        Paul W.B. Stephenson
                                        Vice President, Finance and
                                        Administration