Form 10-Q
period 1998-03-31
CHECK TECHNOLOGY CORP
filed 1998-05-14
CIK 350692

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1998
                               ------------------------------------------------


Commission file number                           0-10691
                       --------------------------------------------------------

                             CHECK TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------

               (Exact name of registrant as specified in its charter)


     Minnesota                               41-1392000
-----------------------------           -----------------------------------

(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

     12500 Whitewater Drive

     Minnetonka, Minnesota                                       55343-9420
-----------------------------                                  ------------
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


     Common Stock, $.10 Par Value --  6,338,320 shares as of May 11, 1998
     ---------------------------------------------------------------------

                                        INDEX
                   CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION
-----------------------------

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets -- March 31, 1998 and September 30, 1997.

          Condensed consolidated statements of operations -- Three months ended March 31, 1998 and 1997, and six months ended March 31, 1998 and 1997.

          Condensed consolidated statements of cash flows -- Six months ended March 31, 1998 and 1997.

          Condensed consolidated statements of stockholders' equity -- Six months ended March 31, 1998.

          Condensed notes to consolidated financial statements -- March 31, 1998.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION
--------------------------

Item 4.   Submission of Matter to a Vote of Security Holders

Item 6.   Exhibits and reports on Form 8-K

SIGNATURES
----------

Part I.   FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)




                                                                      March 31,         September 30,
                                                                         1998                1997
                                                                    -------------       -------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                       $  2,583,704        $  3,165,601

    Short-term investments                                             3,684,911           5,293,849

    Accounts receivable less allowance for doubtful accounts
       of $50,000                                                      4,559,465           3,526,551

    Inventories

       Raw materials and component parts                               4,938,042           5,700,807

       Work-in-process                                                   543,902             461,529

       Finished Goods                                                  3,563,570           1,887,380
                                                                    -------------       -------------

                                                                       9,045,514           8,049,716

    Deferred income taxes                                                996,779           1,092,259

    Other current assets                                                 727,828             673,528
                                                                    -------------       -------------
          TOTAL CURRENT ASSETS                                        21,598,201          21,801,504


EQUIPMENT AND FIXTURES

    Machinery and equipment                                            2,084,620           2,107,739

    Furniture and fixtures                                             1,755,300           1,737,969

    Leasehold improvements                                               266,522             252,685
                                                                    -------------       -------------
                                                                       4,106,442           4,098,393

    Less accumulated depreciation and amortization                     3,077,289           2,928,404
                                                                    -------------       -------------
                                                                       1,029,153           1,169,989
                                                                    -------------       -------------

    TOTAL ASSETS                                                   $  22,627,354       $  22,971,493
                                                                    -------------       -------------
                                                                    -------------       -------------

See notes to consolidated financial statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                                   March 31,        September 30,
                                                                         1998              1997
                                                                    -------------       -------------
CURRENT LIABILITIES

    Accounts payable and accrued expenses                           $  2,808,634        $  2,603,516

    Employee compensation and related taxes                              578,048             672,492

    Income taxes payable                                                 157,081             425,868

    Deferred revenue                                                     453,212             469,127

    Current portion of capital lease obligations                          38,577              41,925
                                                                    -------------       -------------
    TOTAL CURRENT LIABILITIES                                          4,035,552           4,212,928

    Capital lease obligations -- less current portion                     29,333              78,903
                                                                    -------------       -------------
          TOTAL LIABILITIES                                            4,064,885           4,291,831

STOCKHOLDERS' EQUITY

    Capital Stock


       Common Stock--par value $.10 per share--authorized
       25,000,000 shares; issued and outstanding
       March 31, 1998--6,338,320 shares;
       September 30, 1997--6,338,135 shares                              633,832             633,814

    Additional paid in capital                                        17,039,714          17,151,182

    Foreign currency translation adjustment                           (1,046,361)           (851,225)

    Retained earnings                                                  1,935,284           1,745,891
                                                                    -------------       -------------
          TOTAL STOCKHOLDERS' EQUITY                                  18,562,469          18,679,662
                                                                    -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  22,627,354       $  22,971,493
                                                                    -------------       -------------
                                                                    -------------       -------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                     Three Month Period                      Six Month Period
                                                      Ending March 31,                        Ending March 31,
                                                  1998                1997                1998                1997
                                              ------------        ------------        ------------        ------------
Sales:

    Printing equipment                        $  2,525,089        $  2,332,374        $  4,117,641        $  4,068,123

    Maintenance, spares and supplies             3,804,059           3,868,823           7,364,247          7,620,966
                                              ------------        ------------        ------------        ------------
       Net Sales                                 6,329,148           6,201,197          11,481,888          11,689,089

Costs and expenses:

    Cost of sales                                2,700,082           2,480,966           4,735,771           4,552,221

    Selling, general and administrative          2,810,500           2,803,578           5,578,506           5,601,591

    Research and Development                       712,772             592,201           1,374,952           1,184,066
                                              ------------        ------------        ------------        ------------
                                                 6,223,354           5,876,745          11,689,229          11,337,878
                                              ------------        ------------        ------------        ------------
Income from system sales and service               105,794             324,452            (207,341)            351,211


Interest (income)                                  (75,916)            (82,654)           (170,407)           (177,247)

Unrealized exchange loss (gain)                     43,908              35,403              45,369              31,754
                                              ------------        ------------        ------------        ------------
       Income before taxes                         137,802             371,703             (82,303)            496,704

Income taxes                                        50,000             130,000             (22,000)           155,000
                                              ------------        ------------        ------------        ------------
       Net Income                                $  87,802          $  241,703          $  (60,303)         $  341,704
                                              ------------        ------------        ------------        ------------
                                              ------------        ------------        ------------        ------------

Earnings (loss) per common share                   $  0.01             $  0.04            $  (0.01)            $  0.05
                                              ------------        ------------        ------------        ------------
Earnings (loss) per common share -
  assuming dilution                                $  0.01             $  0.04            $  (0.01)            $  0.05
                                              ------------        ------------        ------------        ------------

Weighted average number of shares
  and share equivalents outstanding
  during the period                              6,279,534           6,217,905           6,271,047           6,217,815

Weighted average number of shares and
  share equivalents outstanding during
  the period - assuming dilution                 6,312,434           6,345,105           6,271,047           6,367,311



See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)


                                                                            Six Months Ending
                                                                                March 31,
                                                                         1998                1997
                                                                    -------------       -------------
OPERATING ACTIVITIES

    Net (loss) income                                                 $  (60,303)         $  341,704

       Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                  185,040             200,326

          Other                                                          124,169              55,557

    Changes in operating assets and liabilities:

       Accounts receivable                                            (1,087,221)           (517,242)

       Inventories                                                    (1,143,881)         (1,008,554)

       Other current assets                                               23,865            (248,863)

       Accounts payable and accrued expenses                            (136,043)           (110,577)

       Deferred revenue                                                   (6,461)            (30,113)
                                                                    -------------       -------------
NET CASH (USED IN) OPERATING ACTIVITIES                               (2,100,835)         (1,317,762)

INVESTING ACTIVITIES

    Purchase of equipment and fixtures                                   (97,619)           (213,582)

    Proceeds from sale of equipment                                       38,396              28,365

    Purchase of short-term investments                                (4,093,361)        (10,523,972)

    Proceeds from sale of short-term investments                       5,833,980          11,870,000
                                                                    -------------       -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              1,681,396           1,160,811

FINANCING ACTIVITIES

    Addition of capital leases                                                                87,657

    (Purchase) issuance of common stock                                 (121,692)              3,332

    Repayment of note receivable from stock sale                          10,242              10,130

    Repayment of capital leases                                          (44,410)            (55,602)
                                                                    -------------       -------------
NET CASH (USED IN ) FROM FINANCING ACTIVITIES                           (155,860)             45,517

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (6,598)            (51,766)
                                                                    -------------       -------------
(DECREASE) IN CASH & CASH EQUIVALENTS                                   (581,897)           (163,200)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                          3,165,601           4,851,283
                                                                    -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  2,583,704        $  4,688,083
                                                                    -------------       -------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)


                                                                                                Foreign
                                                                      Additional Paid-          Currency
                                            Common Stock                   In                  Translation         Retained
                                      Shares            Amount           Capital               Adjustment          Earnings
                                    ----------       -------------   -----------------        ------------       ------------
Balance September 30, 1997          6,338,135          $  633,814       $  17,151,182         $  (851,225)       $  1,745,891

Net (Loss) Income                                                                                                     (60,303)

Exercise of stock options
    including tax benefit
    of $8,393                          15,000               1,500              44,392

Purchase of common stock               (1,390)               (139)             (6,463)

Cancellation of restricted stock      (13,425)             (1,343)           (130,545)                                131,888

Payment of note receivable                                                     10,242

Vesting of restricted stock
    including tax effect
    of $(29,094)                                                              (29,094)                                117,808

Foreign currency translation                                                                     (195,136)
                                    ----------       -------------   -----------------        ------------       ------------
Balance March 31, 1998              6,338,320          $  633,832       $  17,039,714       $  (1,046,361)       $  1,935,284
                                    ----------       -------------   -----------------        ------------       ------------
                                    ----------       -------------   -----------------        ------------       ------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1998

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

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1998


NOTE B -- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                     Three Month Period                        Six Month Period
                                                       Ended March 31,                         Ended March 31,
                                                  1998               1997                1998                1997
                                              ------------       ------------        ------------        ------------
Numerator:
    Net Income (Loss)                            87,802              241,703              (60,303)           341,704
                                              ------------       ------------        ------------        ------------
    Numerator for basic and
    diluted earnings per share -
    income(loss) applicable to
    common  stockholders                         87,802              241,703              (60,303)           341,704
Denominator:
    Denominator for basic
    earnings per share -
      Weighted-average shares                 6,279,534            6,217,905            6,271,047          6,217,815

    Effect of dilutive securites:
      Employee stock options                     17,292              120,350                    0            142,278
      Employee stock grants                      15,608                6,850                    0              7,218
                                              ------------        ------------        ------------        ------------
    Dilutive potential common shares             32,900              127,200                    0 (a)        149,496
      Denominator for diluted
      earnings per share -
      Adjusted weighted-
      average shares                          6,312,434            6,345,105            6,271,047          6,367,311
                                              ------------        ------------        ------------        ------------
Earnings (loss) per common share             $     0.01           $     0.04           $    (0.01)        $     0.05
                                              ------------        ------------        ------------        ------------
Earnings (loss) per common share -
    assuming dilution                        $     0.01           $     0.04           $    (0.01) (a)    $     0.05
                                              ------------        ------------        ------------        ------------
                                              ------------        ------------        ------------        ------------


a--No incremental shares related to options are included because the impact would be antidilutive.

Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three and six month periods ended March 31, 1998, revenues from the sale of document production equipment increased 8% and 1% respectively, primarily due to improved sales in the North and South
American market, offset by reduced sales in the Asian market.   The Company
has held for some time a dominant market position in many of the international markets in which the Checktronic is sold. Demand for the Checktronic product line has softened in some of these established international markets and revenues from this product line are now largely dependent on sales to emerging markets, such as Latin America, Asia and Africa. The present currency crisis in Asia has limited the Company's current opportunities to sell high-end capital equipment into that region.

For the three and six month periods ended March 31, 1998, revenues for maintenance contracts, spare parts, supplies and consumable items decreased 2% and 3% , primarily due to the effect of exchange rates and timing of purchases of supplies and consumables by certain major customers.

The gross margin percentages for the three and six month periods ended March 31, 1998, were 57% and 59% respectively, compared to 60% and 61% in the comparable prior period. The changes were primarily due to changes in product mix.

Selling, general and administrative expenses during the three and six month periods ended March 31, 1998, remained unchanged over the comparable period
last year.   Research and development expenses increased 20% and 16% over the comparable period last year. The increase was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange loss for the current quarter of $44,000 and a loss for the six months ended March 31, 1998, of $45,000. For the prior year the Company had an unrealized exchange loss of $35,000 and $32,000, respectively. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Net income for the quarter amounted to $0.01 per share as compared to net income of $0.04 per share in the comparable period. For the sixth month period, net loss amounted to $(0.01) per share as compared to net income of $0.05 per share in the comparable period last year. The decrease was primarily attributable to the effect of the reduction in gross margins and the increased level of research and development expenses.

Factors Affecting Results of Operations

The Company is completing development of a new family of check production systems, called IMAGGIA. The Company has selected the Gemini digital print technology, which is being developed by Delphax systems, as the print engine for the IMAGGIA system. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. The Company currently anticipates that the IMAGGIA system will be commercially available during its fiscal 1998 year. However, no assurance can be given that further delays will not occur or that the product's launch will be successful. Achievement of the Company's future revenue plans depends upon the successful introduction and market acceptance of the IMAGGIA system. The Company's revenues and operating results may also fluctuate from quarter to quarter because: (i) the Company's sales cycle is relatively long; (ii) the size of orders may vary significantly; (iii) the availability of financing for customers in some countries is variable; (iv) customers may postpone or cancel orders; and (v) economic, political and market conditions in some markets can change with minimal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Liquidity and Capital Resources

Working capital was essentially unchanged at $17,589,000 at September 30, 1997, compared to $17,563,000 at March 31, 1998. Cash and short term investments amounted to $6,269,000 at March 31, 1998, compared to $8,459,000 at September 30, 1997. Stockholders' equity was $18,562,000 at March 31, 1998, compared to $18,680,000 at September 30, 1997.

The Company's long-term debt to equity ratio was less than 0.01 at March 31, 1998, and at September 30, 1997. The Company maintains a $2.5 million unsecured bank line of credit. At March 31, 1998, the line was unused. The credit agreement expires March 31, 1999 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1998.

At March 31, 1998, the Company had no material commitments for capital expenditures.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on March 19, 1998. The shareholders took the following actions: (i) The shareholders elected five directors to serve for a term ending in 1999 and until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:


                                              Votes For      Votes Withheld
                                              ---------      --------------
               Robert Reznick                 4,779,537         117,490

               Jay A. Herman                  4,785,258         111,769

               Thomas H. Garrett, III         4,820,758          76,269

               Gary R. Holland                4,780,258         116,769

               Oscar Victor                   4,774,337         122,690


(ii) The shareholders approved the selection of Ernst & Young as the Company's independent public accountants for 1998. 4,843,259 votes were cast
for the resolution;  42,815 votes were cast against the resolution;   10,953
shares represent votes abstained.

(iii)  The shareholders ratified and approved the adoption of  the 1997 Stock
Plan. 2,155,226 votes were cast against for the resolution; 851,669 votes were cast against the resolution; 88,544 shares represent votes abstained; 1,801,558 shares represent broker non-vote.



Item 6.  Exhibits and Reports on Form 8-K



The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CHECK TECHNOLOGY CORPORATION
                                     ----------------------------
                                     Registrant



Date     May 13, 1998                /s/ Jay A. Herman
---------------------------          ----------------------------
                                     Jay A. Herman
                                     President and Chief Executive Officer


Date     May 13, 1998                /s/ Paul W. B. Stephenson
---------------------------          ----------------------------
                                     Paul W.B. Stephenson
                                     Vice President, Finance and Administration