Form 10-Q
period 1998-06-30
CHECK TECHNOLOGY CORP
filed 1998-08-14
CIK 350692

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1998
                               -----------------------------------------------



Commission file number                     0-10691
                       -------------------------------------------------------
                          CHECK TECHNOLOGY CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Minnesota                                       41-1392000
---------------------------------             --------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)


          12500 Whitewater Drive
           Minnetonka, Minnesota                           55343-9420
-----------------------------------------         ----------------------------
 (Address of principal executive offices)                  (Zip Code)



                                 (612) 939-9000
------------------------------------------------------------------------------
Registrant's telephone number, including area code



                                 Not Applicable
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ----   ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.10 Par Value - - 6,338,320 shares as of August 12, 1998
     -----------------------------------------------------------------------

                                      INDEX
                  CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Condensed consolidated balance sheets -- June 30, 1998 and September 30, 1997.

               Condensed consolidated statements of operations -- Three months ended June 30, 1998 and 1997, and nine months ended June 30, 1998 and 1997.

               Condensed consolidated statements of cash flows -- Nine months ended June 30, 1998 and 1997.

               Condensed consolidated statements of stockholders' equity -- Nine months ended June 30, 1998.

               Condensed notes to consolidated financial statements -- June 30, 1998.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 5.         Other Information

Item 6.         Exhibits and reports on Form 8-K



SIGNATURES

Part I.    FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                                June 30,       September 30,
                                                                                  1998             1997
                                                                               -----------     ------------

ASSETS
CURRENT ASSETS
       Cash and cash equivalents                                               $ 5,354,416     $ 3,165,601
       Short-term investments                                                    2,470,993       5,293,849
       Accounts receivable less allowance for doubtful accounts of $50,000       3,391,535       3,526,551
       Inventories
           Raw materials and component parts                                     4,949,744       5,700,807
           Work-in-process                                                         810,034         461,529
           Finished Goods                                                        3,394,848       1,887,380
                                                                               -----------     -----------
                                                                                 9,154,626       8,049,716

       Deferred income taxes                                                     1,031,996       1,092,259

       Other current assets                                                        848,793         673,528
                                                                               -----------     -----------
                     TOTAL CURRENT ASSETS                                       22,252,359      21,801,504




EQUIPMENT AND FIXTURES
       Machinery and equipment                                                   2,037,102       2,107,739
       Furniture and fixtures                                                    1,780,726       1,737,969
       Leasehold improvements                                                      264,132         252,685
                                                                               -----------     -----------
                                                                                 4,081,960       4,098,393
       Less accumulated depreciation and amortization                            3,099,193       2,928,404
                                                                               -----------     -----------
                                                                                   982,767       1,169,989
                                                                               -----------     -----------
       TOTAL ASSETS                                                            $23,235,126     $22,971,493
                                                                               -----------     -----------
                                                                               -----------     -----------

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                             June 30,     September 30,
                                                                                   1998            1997
                                                                               -----------    -------------

CURRENT LIABILITIES

       Accounts payable and accrued expenses                                   $ 2,316,765     $ 2,603,516

       Employee compensation and related taxes                                     708,200         672,492

       Income taxes payable                                                        253,293         425,868

       Deferred revenue                                                          1,275,507         469,127

       Current portion of capital lease obligations                                 35,364          41,925
                                                                               -----------     -----------

       TOTAL CURRENT LIABILITIES                                                 4,589,129       4,212,928

       Capital lease obligations -- less current portion                            15,580          78,903
                                                                               -----------     -----------

           TOTAL LIABILITIES                                                     4,604,709       4,291,831

STOCKHOLDERS' EQUITY

    Capital Stock


        Common Stock--par value $.10 per share--authorized
        25,000,000 shares; issued and outstanding
        June 30, 1998--6,330,320 shares;
        September 30, 1997--6,338,135 shares                                       633,032         633,814

    Additional paid in capital                                                  16,963,514      17,151,182

    Foreign currency translation adjustment                                     (1,181,091)       (851,225)

    Retained earnings                                                            2,214,962       1,745,891
                                                                               -----------     -----------

                     TOTAL STOCKHOLDERS' EQUITY                                 18,630,417      18,679,662
                                                                               -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $23,235,126     $22,971,493
                                                                               -----------     -----------
                                                                               -----------     -----------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                               Three Month Period                 Ninth Month Period
                                                                  Ending June 30,                   Ending June 30,

                                                             1998             1997             1998              1997
                                                          ------------  ---------------  ---------------   ---------------
      Sales:

      Printing equipment                                  $ 2,719,679      $  2,841,228      $  6,837,320      $  6,909,351

      Maintenance, spares and supplies                      3,613,927         3,666,208        10,978,174        11,287,173
                                                          -----------      ------------      ------------      ------------
          Net Sales                                         6,333,606         6,507,436        17,815,494        18,196,524

Costs and expenses:

      Cost of sales                                         2,753,528         2,686,078         7,489,299         7,238,298

      Selling, general and administrative                   2,717,117         2,859,591         8,295,623         8,461,182

      Research and Development                                693,234           591,835         2,068,186         1,775,901
                                                          -----------      ------------      ------------      ------------
                                                            6,163,879         6,137,504        17,853,108        17,475,381
                                                          -----------      ------------      ------------      ------------
Income from system sales and service                          169,727           369,932           (37,614)          721,143


Interest (income)                                             (81,402)          (95,827)         (251,809)         (273,074)

Unrealized exchange (gain) loss                               (38,960)           46,889             6,409            78,643
                                                          -----------      ------------      ------------      ------------
           Income before taxes                                290,089           418,870           207,786           915,574

Income taxes                                                  102,000           147,000            80,000           302,000
                                                          -----------      ------------      ------------      ------------

           Net Income                                     $   188,089      $    271,870      $    127,786        $  613,574
                                                          -----------      ------------      ------------      ------------
                                                          -----------      ------------      ------------      ------------
Earnings (loss) per common share                          $      0.03      $       0.04      $        .02      $       0.10
                                                          -----------      ------------      ------------      ------------
                                                          -----------      ------------      ------------      ------------
Earnings ( loss) per common share -
assuming dilution                                         $      0.03      $       0.04      $        .02      $       0.10
                                                          -----------      ------------      ------------      ------------
                                                          -----------      ------------      ------------      ------------
Weighted average number of shares
  and share equivalents
  outstanding during the period                             6,281,005         6,228,291         6,274,366         6,221,307

Weighted average number of shares
  and share equivalents outstanding during
  the period - assuming dilution                            6,304,783         6,348,304         6,307,536         6,360,975

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                    Nine Months Ending
                                                                                         June 30,
                                                                                   1998           1997
                                                                               ------------    -----------
OPERATING ACTIVITIES

       Net income                                                              $   127,786     $   613,574

           Adjustments to reconcile net income to net cash provided by operating activities:

                Depreciation and amortization                                      259,697         302,218

                Other                                                              164,373          79,538

       Changes in operating assets and liabilities:

           Accounts receivable                                                      12,260        (982,428)

           Inventories                                                          (1,275,234)       (883,902)

           Other current assets                                                   (158,773)       (254,873)

           Accounts payable and accrued expenses                                  (399,420)        407,361

           Deferred revenue                                                        825,818          56,648
                                                                               ------------    -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                           (443,493)       (661,864)

INVESTING ACTIVITIES

       Purchase of equipment and fixtures                                         (138,194)       (278,191)

       Proceeds from sale of equipment                                              39,132          58,281

       Purchase of short-term investments                                       (5,496,498)    (17,135,994)

       Proceeds from sale of short-term investments                              8,500,142      16,830,418
                                                                               ------------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                        2,904,582        (525,486)

FINANCING ACTIVITIES

       Addition of capital leases                                                                   87,019

       (Purchase) issuance of common stock                                        (198,692)          3,332

       Repayment of note receivable from stock sale                                 10,242          10,130

       Repayment of capital leases                                                 (55,626)        (94,941)
                                                                               ------------    -----------
NET CASH (USED IN ) FROM FINANCING ACTIVITIES                                     (244,076)          5,540

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (28,198)        (33,046)
                                                                               ------------    -----------
INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                   2,188,815      (1,214,856)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                                    3,165,601       4,851,283
                                                                               ------------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 5,354,416     $ 3,636,427
                                                                               ------------    -----------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

                                                                                                 Foreign
                                                                              Additional        Currency
                                                      Common Stock             Paid-In         Translation       Retained
                                                Shares          Amount         Capital          Adjustment       Earnings
                                             ------------     ----------     ------------      ------------     ----------

Balance September 30, 1997                     6,338,135      $ 633,814      $ 17,151,182      $  (851,225)     $1,745,891

Net (Loss) Income                                                                                                  127,786

Exercise of stock options including tax           15,000          1,500            44,392
      benefit of $8,393

Purchase of common stock                          (1,390)          (139)           (6,463)

Cancellation of restricted stock                 (21,425)        (2,143)         (206,745)                         208,888

Payment of note receivable                                                         10,242

Vesting of restricted stock including tax
      effect of $(29,094)                                                         (29,094)                         132,397


Foreign currency translation                                                                      (329,866)
                                             ------------     ----------     ------------      ------------     ----------
Balance June 30, 1998                          6,330,320      $ 633,032      $ 16,963,514      $(1,181,091)     $2,214,962
                                             ------------     ----------     ------------      ------------     ----------
                                             ------------     ----------     ------------      ------------     ----------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1998

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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


June 30, 1998



NOTE B - - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three Month Period           Nine Month Period
                                                   Ended June 30,              Ended June 30,
                                                 1998         1997           1998          1997
                                              ---------     ---------      ---------     -------
Numerator:
         Net Income (Loss)                     188,089       271,870       127,786       613,574
                                              --------      --------      --------       -------
         Numerator for basic
         and diluted earnings per share-
         income(loss) applicable               188,089       271,870       127,786       613,574
         to common stockholders
Denominator:
         Denominator for basic
         earnings per share -
            Weighted-average shares          6,281,005     6,228,291     6,274,366     6,221,307

         Effect of dilutive securites:
            Employee stock options              22,770       111,273        23,669       131,943
            Employee stock grants                1,008         8,740         9,501         7,725
                                              --------      --------      --------       -------
         Dilutive potential common
         shares                                 23,778       120,013        33,170       139,668
            Denominator for diluted
            earnings per share-
              Adjusted weighted-
              average shares                 6,304,783     6,348,304     6,307,536     6,360,975
                                             ---------     ---------     ---------     ---------
                                             ---------     ---------     ---------     ---------
Earnings (loss) per common share             $    0.03     $    0.04     $    0.02     $    0.10
                                              --------      --------      --------       -------
                                              --------      --------      --------       -------
Earnings  (loss) per common  share-
assuming dilution                            $    0.03     $    0.04     $    0.02     $    0.10
                                              --------      --------      --------       -------
                                              --------      --------      --------       -------

Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three and nine month periods ended June 30, 1998, revenues from the sale of document production equipment decreased 4% and 1%, respectively, primarily due to reduced sales by the Company's Australian and United Kingdom subsidiaries offset by increased sales into Latin America. The Company has held for some time a dominant market position in many of the international markets in which the Checktronic is sold. Demand for the Checktronic product line has softened in some of these established international markets and revenues from this product line are now largely dependent on sales to emerging markets, such as Latin America, Asia and Africa. The present currency crisis in Asia has limited the Company's current opportunities to sell high-end capital equipment into that region. Document production revenues for the third quarter of fiscal 1998 include approximately $1,500,000 from the sale of the first three units of the Company's new Imaggia product line.

For the three and nine month periods ended June 30, 1998, revenues for maintenance contracts, spare parts, supplies and consumable items decreased 1% and 3% respectively, primarily due to the timing of purchases of supplies and consumables by certain major customers, a reduction in maintenance and consumables revenue from Pacific Rim customers and the effect of exchange rates.

The gross margin percentages for the three and nine month periods ended June 30, 1998, were 57% and 58% respectively, compared to 59% and 60% in the comparable prior periods. The changes were primarily due to changes in product mix.

Selling, general and administrative expenses during the three and nine month periods ended June 30, 1998, decreased 5% and 2% respectively over the comparable periods last year. Research and development expenses increased 17% and 16% over the comparable periods last year. The increase was due primarily to the timing of expenditures on the Company's program to develop a new family of check production systems.

The Company had an unrealized currency exchange gain for the current quarter of $39,000 and a loss for the nine months ended June 30, 1998, of $6,000. For the prior year the Company had an unrealized exchange loss of $47,000 and $79,000, respectively. These unrealized currency gains and losses are due to the strengthening and weakening of the U.S. dollar against the currencies of the countries in which the Company's foreign subsidiaries are located and the resulting effect on the valuation of the intercompany accounts and certain assets, which are denominated in U.S. dollars. The Company anticipates that it will continue to have unrealized currency exchange gains or losses.

Net income for the quarter amounted to $0.03 per share as compared to net income of $0.04 per share in the comparable period. For the nine month period, net income amounted to $0.02 per share as compared to net income of $0.10 per share in the comparable period last year. The decrease was primarily attributable to the effect of the reduction in gross margins and the increased level of research and development expenses.

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

Liquidity and Capital Resources

Working capital was essentially unchanged at $17,589,000 at September 30, 1997, compared to $17,663,000 at June 30, 1998. Cash and short-term investments amounted to $7,825,000 at June 30, 1998, compared to $8,459,000 at September 30, 1997. Stockholders' equity was $18,630,000 at June 30, 1998, compared to $18,680,000 at September 30, 1997.

The Company's long-term debt to equity ratio was less than 0.01 at June 30, 1998, and at September 30, 1997. The Company maintains a $2.5 million unsecured bank line of credit. At June 30, 1998, the line was unused. The credit agreement expires March 31, 1999 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1998.

At June 30, 1998, the Company had no material commitments for capital expenditures.

Cautionary Statement

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report, in the Company's Form 10-K, in other filings with the Securities and Exchange Commission, in the Company's press releases and in oral statements made to securities market analysts and stockholders, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected.

The factors mentioned under the subheading "Factors Affecting Results of Operations" are among those that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.

PART II.  OTHER INFORMATION

Item 5.  Other Information

The deadline for submission of shareholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Shareholders is October 2, 1998. Additionally, if the Company receives notice of a shareholder proposal before January 2, 1999 or after January 27, 1999, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e) and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.


Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHECK TECHNOLOGY CORPORATION
                                    Registrant



Date   August 14, 1998                /s/ Jay A. Herman
       --------------------------     ---------------------------------
                                      Jay A. Herman
                                      President and Chief Executive Officer


Date  August 14, 1998                 /s/ Paul W. B. Stephenson
       --------------------------     ---------------------------------
                                      Paul W.B. Stephenson
                                      Vice President, Finance and Administration