Form 10-K405
period 1998-09-30
CHECK TECHNOLOGY CORP
filed 1998-12-24
CIK 350692

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X]    Annual report pursuant to section 13 or 15(d) of the
                      Securities and Exchange Act of 1934

                  For the fiscal year ended September 30, 1998

                         Commission File Number: 0-10691

                          CHECK TECHNOLOGY CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Minnesota                                  41-1392000
----------------------------------------    ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

12500 Whitewater Drive, Minnetonka, Minnesota             55343-9420
---------------------------------------------    -------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (612) 939-9000

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
YES   X         NO
    -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $19,126,877 at December 1, 1998 when the closing price of such stock, as reported by NASDAQ, was $3.25.

There were 6,166,240 shares outstanding of Registrant's $.10 par value common stock as of December 1, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the definitive proxy statement to be filed with the Commission within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III

This Form 10-K consists of 48 pages (including exhibits). The index is set forth on page 15.

                                     PART I
ITEM 1. BUSINESS

COMPANY BACKGROUND

Check Technology Corporation (the Company) was formed in 1981 to design and manufacture a sophisticated printing system. The original product concept for the Company was a computerized financial document production system, which integrated many of the functions required for the production of checkbooks. These functions included (i) automatic collation of checkbook components, (ii) high quality alphanumeric and graphics printing for customer personalization and bank address, and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks. Shipments of its first system, the Model 2000 CHECKTRONIC -Registered Trademark-, began in 1983.

Within a short time after the introduction of the CHECKTRONIC system, the Company recognized the product's applicability in such areas as insurance claim production and centralized funds disbursements. The latter includes payroll and accounts payable checks. These are called "Checkwriting" applications by the Company. Checkwriting typically requires a high level of security (e.g., secure operator access and the ability to produce an audit trail after a batch of checks is produced). The Company developed sophisticated control software/hardware, which met these stringent operating requirements. This security capability is offered as an option on many of the Company's systems and differentiates the Company's products from many competitors' products.

The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above was found to result in the cost effective production of the small check order sizes common to most markets outside the United States. The production cost reductions for orders of 25-100 checks, as well as the improvement in printing quality, created a demand for the Company's systems in many international markets. In order to manage this demand and to provide the necessary technical support of the products after installation in the field, the Company opened its first subsidiary, Check Technology Limited, in England in 1983. The Company opened its French and Australian subsidiaries in 1987. At September 30, 1998, the Company had an installed base of over 400 systems located in 49 countries.

BUSINESS

The Company's business is the design, manufacture, sale and service of computerized financial document production systems. The systems can collate, personalize and encode documents into packages tailored to the customer's requirements. The systems are sold through the Company and its international subsidiaries.

PRODUCTS

Check Technology sells a complete family of electronic production systems for use in both cut-sheet and continuous forms production environments. These systems can be used for four basic applications: folio production, insurance claims, fulfillments, and disbursements. Folio production includes the printing of checkbooks and financial payment coupon books. Insurance claim applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks, while disbursement applications include accounts payable checks and payroll checks. These electronic production systems enable companies, banks and government customers to easily and quickly transform blank paper stock into fully collated checks and forms.

Cut Sheet Production Systems. During fiscal 1998, the Company launched commercially the IMAGGIA MG20-Registered Trademark- product. Designed to respond to the changing demands of security printers and on-demand applications worldwide, the IMAGGIA system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Company's other cut-sheet system is the CHECKTRONIC series. The CHECKTRONIC series uses a combination of ion-deposition and impact technology. The Company markets four CHECKTRONIC models to customers with medium to high volume folio production, insurance claim, fulfillment and disbursement applications. The Model 1750X operates at a rated speed of 45 pages per minute, while the Models 2100X, 4000X and 4500X operate at 60, 90 and 120 pages per minute, respectively. The CHECKTRONIC series can be purchased with advanced security/audit capability. The Company's CHECKTRONIC systems provide their owners with the flexibility, reliability and consistency to produce high quality documents while reducing production costs.

Continuous Form Production Systems. The Company's CheckPrinter series consists of continuous form systems. These systems are available as either stand-alone MICR printers or as tandem systems. The Model 930 and Model 960 operate at over 300 and 600 documents per minute, respectively. These two models utilize impact technology to produce high quality MICR characters.

Finishing Unit. In addition to the document production systems, the Company offers a finishing system to complement its cut-sheet product line. The FOLIOTRONIC -Registered Trademark- system incorporates a blend of proven concepts with new designs and advanced microprocessor controls. The FOLIOTRONIC system consists of a guillotine and stitcher/binder module. Its rated throughput is up to

2,000 books per hour. When used with the Company's electronic production systems, the FOLIOTRONIC system enables customers with folio production applications to transform blank paper stock into finished books.

Service and Maintenance. Service and maintenance revenue results from the sale of maintenance contracts, the sale of proprietary consumable and supply items and the sale of spare parts to customers who have purchased the Company's equipment. Supplies are operating materials that are consumed during normal operation of the Company's systems. Examples of these supplies are MICR ribbon consumed in the printing of each MICR code line and toner, which is consumed in the personalization of each document. The Company believes that its service network and spare parts business operated profitably for the years ended September 30, 1998, 1997 and 1996, based upon the economies of scale achieved from the expansion of the installed base of the Company's financial document production equipment.

The Company employs customer engineers at each of its operating units. For customers who purchase maintenance contracts after the warranty period, which typically is 90 days from customer acceptance of a system, the Company provides ongoing customer support through its service network, for which it charges for time and materials on an annual service contract basis. Some customers elect to provide their own maintenance and service on the system they have purchased. Historically warranty service expense has not been significant to the Company after the initial units of a new product have been placed with customers. While the Company believes it will have a similar experience with the IMAGGIA, it does not yet have the experience base to determine if this will be the case.

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

COMPETITION

The Company's products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of the Company's competitors are well established and have significantly greater access to financial, technical and personnel resources. The Company believes that the sale of the IMAGGIA family of check production systems is critical to its ability to remain competitive in the markets it serves. See "Research and Development".

Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul, Minnesota), John H. Harland Company (Decatur, Georgia), and Clarke American (San Antonio, Texas), all of which are customers of Check Technology Corporation. Competitive standards for alphanumeric print quality, MICR print quality and delivery time in this segment are established by these major players. All of these market standards must be met or surpassed by any new market competitor or production technology in order to capture a substantial share of the United States personal check market. To date, the Company has been able to establish itself only in the production of new account kits, money market checkbooks and other applications which do not require offset or letterpress quality. The IMAGGIA family of check production systems has been designed to provide entry into the US check production market. See "Research and Development".

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

International folio production markets, like the United States payment book production market, are also driven more by cost and production efficiency factors than by alphanumeric print quality standards. In addition, enforcement of high MICR standards by the clearing banks in most international markets makes MICR printing quality an extremely important competitive factor. The Company's CHECKTRONIC family of products has found a high degree of acceptance in the international market segments because these systems provide the efficiency, production flexibility and MICR quality sought by the major check producers. The Company competes in the international marketplace with Troy, Xerox, Siemens and Nipson Bull.

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

BACKLOG

At December 1, 1998, the Company had a backlog of approximately $3,000,000 as compared to a backlog of $3,500,000 as of December 1, 1997. The Company defines its backlog as purchase orders, which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. The Company's equipment is manufactured to orders received, and to date the Company has never been in a position where it was unable to meet a scheduled shipment date because of excessive order backlog. During fiscal year 1998, there were periods when the Company had only a nominal backlog. The Company expects that it will continue to have periods during which there will be little or no backlog.

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

The non-impact alphanumeric printers and associated spare parts and consumables for both the CHECKTRONIC and the IMAGGIA systems are supplied to the Company by Delphax Systems, which has its manufacturing facilities in Toronto, Canada. Delphax has been the supplier of the printers used in the Company's systems since the Company's inception. Xerox, one of the Company's competitors, owned a one third partnership interest in Delphax for many years and in November 1997 acquired the remaining equity of Delphax. In connection with this acquisition, Xerox has advised the Company that its intention is to have Delphax comply with all of Delphax's existing contractual obligations to the Company, that Xerox hopes to expand Delphax's relationship with the Company in the future and that Xerox does not anticipate that the competitive relationship between the Company and Xerox will be a factor in the relationship of Delphax with the Company. The expressed intentions of Xerox could change to the detriment of the Company. No assurance can be given at this time that the Company will be able to secure a replacement source of supply for the alphanumeric printers supplied by Delphax.

RESEARCH AND DEVELOPMENT

Since its formation, the Company's research and development activities have been focused on the development of computerized printing systems capable of producing on a precision basis financial documents at required speeds and volumes. The Company is completing development of a new family of check production systems, called Imaggia, which is targeted at the high volume U.S. check market as well as offering potential for increasing the Company's international business. The Company is using Delphax Systems Gemini digital printing technology as the initial print engine for the Imaggia system. Delays have occurred in introducing the system, due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. No assurances can be given that the product will be successful in the market place or that further product engineering delays will not occur.

During fiscal 1998 the Company has continued product engineering on the Imaggia system to improve its performance to meet market demands. The Company expects that product engineering efforts seeking further improvements and enhancements will be on-going. The Company has also continued product engineering on its established product lines. The Company's research and development expenditures were $2,728,000, $2,521,000 and $2,206,000 for the years ended September 30,
1998, 1997 and 1996 respectively.

PATENTS

In July 1997, the Company received a patent covering certain aspects of its IMAGGIA printing system. In prior years, the Company has received patents covering the Model 2000 CHECKTRONIC printing system, its fusing process and the autotaper for the FOLIOTRONIC system. There is no assurance that such patents will afford the Company any competitive advantage. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel rather than on patents. The Company cannot be assured that its printing system, or any components of such system, will not be covered in whole or part by existing patents. Although the Company is not presently aware of such patents, the Company could be required to obtain patent licenses in order to conduct its business.

EMPLOYEES

As of December 1, 1998, the Company had 181 full-time employees, including 31 in executive and administrative positions, 33 in electronic engineering and product development, 31 in manufacturing, 15 in sales and marketing and 71 in customer service.

Many of the Company's employees are highly skilled, and the Company's future success will depend in part upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's corporate and manufacturing offices are located in Minnetonka, a suburb of Minneapolis, Minnesota. The company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $387,000, increasing to $481,000 on September 15, 2005, and thereafter, plus operating expenses and real estate taxes.

In addition, the Company leases office space for its European sales and service center in Crawley, England under a lease which expires in 2013 and provides for annual lease payments of $198,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses. The Company leases smaller office premises for its operations in Australia and France.

The Company believes that its current arrangements for facilities are adequate to meet its present needs and those for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is a party to, nor is any of their property the subject of, any material pending legal proceedings. From time to time, the Company and its subsidiaries receive complaints from customers with respect to product performance and occasionally such complaints evolve into litigation. The Company regards these matters as routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all of the Company's executive officers and the positions held as of the date of this report are:

Name                          Position                                             Age
----                          --------                                             ---
Jay A. Herman                 President and Chief Executive Officer                51
Peter J. Wood                 Vice President of Engineering                        56
Dieter P. Schilling           Vice President of Operations and                     43
                              Customer Service
Paul W.B. Stephenson          Vice President - Chief Financial Officer             44

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

PETER J. WOOD joined the Company as Vice President of Engineering in July 1997. Mr. Wood has over 30 years experience in the development and user application of electronic digital product technology. Prior to joining the Company, Mr. Wood served as Principal Consultant to Vivo Software, Inc. from 1996 to 1997, as Vice President, Engineering and Technology, for Iris Graphics Inc. from 1995 to 1996 and as President of Vital Imaging Systems, Inc. from 1993 to 1995.

DIETER P. SCHILLING was promoted to Vice President of Operations and Customer Service in October of 1989. From October 1986 until October 1989 he held the position of Vice President of Customer Service. Mr. Schilling joined Check Technology as Director of Field Services in 1985 and was promoted to Director of Customer Service in April of 1986. Previous to this, Mr. Schilling was a co-founder and President of Southern California Telephone, a telephone interconnects company, which was sold to American Telecommunications, Inc.
in 1985.

PAUL W.B. STEPHENSON joined the Company as Vice President of Finance and Administration in March 1992 and became Chief Financial Officer in 1998. Prior to joining the Company, he was manager of Audit for Honeywell, Inc. from 1989 to 1992. From 1987 to 1989 he was Controller, Communications Division for Space Center, Inc. From 1976 to 1987 he held a number of positions with Peat, Marwick, Mitchell and Co. in England and the United States. He is a Certified Public Accountant and a Chartered Accountant.

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

                                                           High           Low
YEAR ENDED SEPTEMBER 30, 1998
                                  First Quarter          $  5  3/8     $  3   1/8
                                  Second Quarter         $  5  1/2     $  3 11/16
                                  Third Quarter          $  5  3/8     $  3   3/8
                                  Fourth Quarter         $  4 5/16     $  1   1/2

YEAR ENDED SEPTEMBER 30, 1997
                                  First Quarter          $  10 7/8     $  7 1/2
                                  Second Quarter         $   8 7/8     $  5 5/8
                                  Third Quarter          $   8         $  5 1/4
                                  Fourth Quarter         $   7 7/8     $  3 7/8

STOCK REPURCHASE PROGRAM

In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of common stock. At September 30, 1998, the Company had repurchased 152,200 shares at a cost of $387,000.

HOLDERS

As of December 1, 1998, the Company had 365 holders of Common Stock of record.

DIVIDENDS

The holders of Common Stock are entitled to receive dividends when and as declared by the Company's Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

                            September 30,     September 30,     September 30,     September 30,     September 30,
Year Ended                      1998              1997              1996              1995              1994
----------                  -------------     -------------     -------------     -------------     -------------
Consolidated
Statement of
Operations Data:

   Net sales                 $23,739,528       $22,866,676       $24,718,974       $24,360,654       $22,975,589
   Net income                    198,862           325,979         2,245,713         2,052,986         1,792,519
   Earnings per common
     share                          0.03              0.05              0.36              0.34              0.31
   Earnings per common
     share assuming
     dilution                       0.03              0.05              0.36              0.33              0.30

Weighted average
  number of shares
  outstanding during
  the period (1)               6,273,756         6,224,797         6,170,778         6,007,917         5,764,701
Weighted average
  number of shares and
  equivalents outstanding
  during the period -
  assuming dilution (2)        6,289,872         6,295,073         6,286,049         6,178,377         6,056,175


                            September 30,     September 30,     September 30,     September 30,     September 30,
Year Ended                      1998              1997              1996              1995              1994
----------                  -------------     -------------     -------------     -------------     -------------
Consolidated
Balance Sheet Data:

   Working capital           $17,634,271       $17,588,576       $17,310,488       $14,585,803       $12,544,594
   Total assets               22,319,507        22,971,493        22,277,856        20,103,557        17,603,636
   Long term liabilities          35,059            78,903            55,615           106,405           143,104
   Stockholders' equity       18,567,126        18,679,662        18,408,486        15,692,230        13,567,806

(1) Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock.

(2) Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 1998, (fiscal 1998) sales of document production equipment increased 16% over the year ended September 30, 1997 (fiscal 1997) compared to a decrease of 26% in fiscal 1997 over the year ended September 30, 1996 (fiscal 1996). The increase in 1998 arose primarily from the first sales of the Company's new Imaggia product, together with increased Checktronic sales into Latin America offset by reduced sales by the Company's Australian and United Kingdom subsidiaries. The Company has held for some time a dominant market position in many of the international markets in which the Checktronic is sold. Demand for the Checktronic product line has softened in these established international markets and revenues from this product line are now largely dependent on sales to emerging markets, such as Latin America, Asia and Africa. The present recessionary environments in Asia, South America and other emerging markets has limited the Company's current opportunities to sell high-end capital equipment into those regions.

Revenues from maintenance contracts, spare parts, supplies and consumable items decreased 3% in fiscal 1998 over fiscal 1997 compared to a 6% increase in fiscal 1997 over fiscal 1996. The decrease in fiscal 1998 was primarily due to a reduction in maintenance and consumables revenue from Pacific Rim customers. The increase in fiscal 1997 over fiscal 1996 was primarily due to increased volumes of consumable sales.

The gross margin percentage in fiscal 1998 was 58% compared to 60% in fiscal 1997 and 61% in fiscal 1996. The decreases are primarily due to differences in product mix, increased pricing pressure and costs associated with introducing the IMAGGIA product line. The Company anticipates that its gross margin percentage in fiscal 1999 may be somewhat lower than in fiscal 1998 as revenue from the IMAGGIA line constitutes a larger portion of the Company's total revenues.

Selling, general and administrative expenses were flat in fiscal 1998 as compared to fiscal 1997 and increased 3% in fiscal 1997 over fiscal 1996 due primarily to higher marketing and personnel expense.

Research and development expenses increased 8% in fiscal 1998 over fiscal 1997 and 14% in fiscal 1997 over fiscal 1996. The increases in both years were primarily due to expenditures on the Company's Imaggia product development program.

Net interest income was $334,000 in fiscal 1998 compared to $389,000 in fiscal 1997 and $377,000 in fiscal 1996. The decrease in fiscal 1998 was due to lower cash balances available for investment and lower interest rates.

The income tax rate was 33% in fiscal 1998 compared to 32% in fiscal 1997 and 12% in fiscal 1996. During the fourth quarter of fiscal 1996 the Company recorded certain previously unrecognized deferred tax assets amounting to $693,000. The Company believes recorded net deferred tax assets are more likely than not to be recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals. Further information about income taxes is provided in Note B to the consolidated financial statements.

Net income for the year amounted to $0.03 per share as compared to $0.05 per share in fiscal 1997 and $0.35 per share in fiscal 1996. The decrease in fiscal 1998 was primarily attributable to the effect of reduced gross margins and increased research and development expenditures, offset by the favorable effects of foreign currency exchange rate swings. The decrease in net income in fiscal 1997 was primarily due to the decrease in the level of document production systems revenue, as well as the negative effects of foreign currency exchange rate swings and a higher tax rate.

MARKET RISK

The Company presently has three foreign subsidiaries, located in England, France and Australia, does business in 49 countries and generates approximately 80% of its revenues from outside North America. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company experiences foreign currency gains and losses, which are reflected on the Company's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange gain arising from this was $132,000 in fiscal 1998, compared to a loss of $72,000 in fiscal 1997 and a gain of $51,000 in fiscal 1996. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

The Company's net investment in its foreign subsidiaries was $8,681,000 and $7,429,000 at September 30, 1998 and 1997 translated into US dollars using the year end exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign currency exchange rates is not material in 1998 and 1997. The impact of the stronger US dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1998 and 1997.

FACTORS AFFECTING RESULTS OF OPERATIONS

The Company is continuing development of the Imaggia system. The Company is using the Gemini digital print technology, which is being developed by Delphax Systems, as the print engine for the IMAGGIA system. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. No assurance can be given that further delays will not occur, that IMAGGIA will gain market acceptance or that product development or warranty expenses will not be higher than anticipated. Achievement of the Company's future revenue plans depends upon the successful market acceptance of the IMAGGIA system. The Company's revenues and operating results may also fluctuate from quarter to quarter because: (i) the Company's sales cycle is relatively long; (ii) the size of orders may vary significantly; (iii) the availability of financing for customers in some countries is variable; (iv) customers may postpone or cancel orders; and (v) economic, political and market conditions in some markets can change with minimal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

YEAR 2000

The Company began evaluating the potential impact of the Year 2000 date conversion on its operations in 1997. This evaluation included three major elements: (i) information technology (IT) systems, (ii) non-IT, or embedded technology systems and (iii) relationships with its key business suppliers.

For its IT systems, the Company has assessed its hardware and applications (software and operating systems) and has substantially finalized its plans to address all assessed risks. The Company is in the process of completing an upgrade to its IT systems, which among other benefits is intended to ensure that the Company's IT systems are Year 2000 compliant. The Company presently expects this upgrade to be complete by mid 1999.

As a result of its internal evaluation the Company believes that its embedded technology systems are currently Year 2000 compliant. The Company has identified its key business partners and has been advised by them that they have programs in place to ensure that their operations will be Year 2000 compliant in an appropriate timeframe.

The Company believes it has planned for the most reasonably likely worst case scenarios. It anticipates that its IT systems will be ready for the Year 2000, although it may experience isolated incidences of non-compliance. During 1999 it will continue to follow up with critical business partners to assess their readiness and establish appropriate contingency plans if necessary. The Company's cost for achieving Year 2000 compliance is part of the cost of an overall upgrade of its information technology systems. The Company estimates that the approximate cost of this upgrade will be $300,000, of which approximately $200,000 was incurred in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was unchanged at $17.6 million at September 30, 1998 and 1997. The Company's inventory levels increased from $8 million at September 30, 1997, to $10.2 million at September 30, 1998 primarily due to an increase in Imaggia finished goods inventory. Cash and short-term investments amounted to $5.3 million at September 30, 1998, compared to $8.5 million at September 30, 1997.

Stockholders' equity was $18.6 million at September 30, 1998 compared to $18.7 million at September 30, 1997. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At September 30, 1998, the Company had repurchased 152,500 shares of the Company's common stock at a cost of $387,000. Stockholders' equity was also affected in 1998 by a negative change of $67,000 in the foreign currency adjustment arising from the translation of the assets and liabilities of the Company's subsidiaries from their functional currencies into U.S. dollars.

The Company's long-term debt to equity ratio was less than 0.01 at September 30, 1998 and September 30, 1997. The Company maintains a $2.5 million unsecured bank line of credit. At September 30, 1998, the line was unused. The credit agreement expires March 31, 1999 and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1999.

At September 30, 1998, the Company had no material commitments for capital expenditures.

CAUTIONARY STATEMENT

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in Company's Annual Report, elsewhere in the Company's Form 10-K, in other filings with the Securities and Exchange Commission, in the Company's press releases and in oral statements made to securities market analysts and stockholders, which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Examples of such forward-looking statements include (i) the last paragraph under the heading "Business - Research and Development" in the Form 10-K, concerning the development and timing of the introduction of the Imaggia system, (ii) the last sentence of the second paragraph under the subheading "Market Risk" concerning unrealized gains or losses from foreign operations, and (iii) the last two sentences of the third paragraph under the subheading "Liquidity and Capital Resources" concerning adequacy of working capital. The factors mentioned under the subheading "Factors Affecting Results of Operations" are among those that in some cases have affected and in the future could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.

ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The qualitative and quantitative disclosures about market risk are included in
Item 7 of this report.

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

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

Reference is made to the section entitled "Executive Compensation" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1999, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled "Principal Holders of CTC Capital Shares" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 1999, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

The following consolidated financial statements of Check Technology Corporation and subsidiaries are submitted in a separate financial statement section of this report.

Description                                                                                                Page
-----------                                                                                                ----
Report of Independent Auditors                                                                              20

Consolidated Balance Sheets--September 30, 1998 and 1997                                                    21

Consolidated Statements of Operations--The years ended September 30, 1998, 1997, and 1996                   23

Consolidated Statements of Stockholders' Equity--The years ended September 30, 1998, 1997, and  1996        24

Consolidated Statements of Cash Flows--The years ended September 30, 1998, 1997, 1996                       26

Notes to Consolidated Financial Statements--September 30, 1998                                              27


FINANCIAL STATEMENT SCHEDULES

Number             Description                                           Page
------             -----------                                           ----
Schedule II        Valuation and Qualifying Accounts and Reserves         41

All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

REPORTS OF FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended September 30, 1998

Exhibits
--------

Number     Description                               Page or Incorporated by Reference From
------     -----------                               --------------------------------------
  3.1      Restated Articles of Incorporation        Exhibit 3.1 to Form 10-K for fiscal year ended
                                                     September 30, 1987

  3.2      Amended Bylaws                            Exhibit 3.2 to Form 10-K for fiscal year ended
                                                     September 30, 1994

  4.1      Specimen of the Company's                 Exhibit 4(b) to Registration Statement on Form
           Common Stock Certificates                 S-1 (No. 2-97193)

  4.2      Statement of Rights and Preferences       Exhibit A to Current Report on Form 8-K dated
           of Capital Stock                          May 15, 1990

  10.1     Lease for Offices in Crawley England      Exhibit 10.9 to Form 10-K for the eight months
                                                     ended September 30, 1985

  10.2     Bank Line of Credit  Agreement,
           as amended, effective March 31, 1998      42




Number     Description                               Page or Incorporated by Reference From
------     -----------                               --------------------------------------

  10.3     1986 Stock Option Plan                    Exhibit 10.8 to Form 10-K for fiscal year ended
                                                     September 30, 1986

  10.4     Form of Indemnification Agreement that    Exhibit 10.10 to Form 10-K for fiscal year ended
           the Company has entered into with         September 30, 1987
           officers and directors. Such agreement
           recites the provisions of Minnesota
           Statutes Section 302A.521 and the
           Company Bylaw provisions (which are
           substantially identical to the statute)

  10.5     Employment  Agreement as of October 1,    Exhibit 10.7 to Form 10-K for fiscal year ended
           1994, between the Company and Jay A.      September 30, 1994
           Herman

  10.6     1991 Stock Plan                           Exhibit 10.10 to Form 10-K for fiscal year ended
                                                     September 30, 1991

  10.7     Lease of Facilities in Minnetonka,        Exhibit 10.9 to Form 10-K for fiscal year ended
           Minnesota                                 September 30, 1994

  10.8     1997 Stock Plan                           Exhibit 10.8 to Form 10-K for fiscal year ended
                                                     September 30, 1997

  10.9     Executive Loan Program as Amended         Exhibit 10.9 to Form 10-K for fiscal year ended
                                                     September 30, 1997

   11      Computation of Per Share Earnings         46

   21      List of Subsidiaries                      47

  23.1     Consent of Independent Auditors           48

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CHECK TECHNOLOGY CORPORATION


Dated:  December  17, 1998             By: /s/ Jay A. Herman
                                          --------------------------------------
                                                      Jay A. Herman
                                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                          TITLE                                          DATE
---------                          -----                                          ----
/s/ Robert Reznick                 Chairman of the Board                          December 17, 1998
-----------------------------
Robert Reznick

/s/Jay A. Herman                   President, Director                            December 17, 1998
-----------------------------      (Principal Executive Officer)
Jay A. Herman

/s/ Paul Stephenson                Vice President, Chief Financial Officer        December 17, 1998
-----------------------------      (Principal Financial & Accounting Officer)
Paul Stephenson

/s/ Gary Holland                   Director                                       December 17, 1998
-----------------------------
Gary Holland

/s/ Thomas H. Garrett III          Director                                       December 17, 1998
-----------------------------
Thomas H. Garrett III

/s/ Oscar Victor                   Director                                       December 17, 1998
-----------------------------
Oscar Victor

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c), and (d)

         List of Financial Statements and Financial Statement Schedules

                          Financial Statement Schedules

                                Certain Exhibits



                          Year Ended September 30, 1998

                          Check Technology Corporation

                              Minnetonka, Minnesota

Form 10-K--Item 14(a)(1) and (2)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statements of Check Technology Corporation and subsidiaries are included in Item 8:

          Report of Independent Auditors

          Consolidated Balance Sheets -- September 30, 1998 and 1997

          Consolidated Statements of Operations -- The years ended September 30, 1998, 1997 and 1996

          Consolidated Statements of Stockholders' Equity - The years ended September 30, 1998, 1997 and 1996

          Consolidated Statements of Cash Flows -- The years ended September 30, 1998, 1997 and 1996

          Notes to Consolidated Financial Statements -- September 30, 1998

The following consolidated financial statement schedules of Check Technology Corporation and subsidiaries are included in Item 14(d):

          Number                  Description
          ------                  -----------
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
                                                             Phone: 612/343-1000



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Check Technology Corporation

We have audited the accompanying consolidated balance sheets of Check Technology Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Check Technology Corporation and subsidiaries at September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ Ernst & Young LLP
                                       ---------------------------
                                       Ernst & Young LLP


Minneapolis, Minnesota
November 20, 1998

CONSOLIDATED BALANCE SHEETS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                       September 30,
                                                                  1998              1997
                                                                  ----              ----
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                $ 2,701,888       $ 3,165,601
      Short-term investments                                     2,582,475         5,293,849
      Accounts receivable less allowance for doubtful
          accounts of $50,000                                    3,446,982         3,526,551
      Inventories:
          Raw materials and component parts                      6,038,828         5,700,807
          Work - in - progress                                     367,160           461,529
          Finished goods                                         3,819,433         1,887,380
                                                               -----------       -----------
                                                                10,225,421         8,049,716
      Deferred income taxes                                      1,309,448         1,092,259
      Other current assets                                       1,085,379           673,528
                                                               -----------       -----------
      TOTAL CURRENT ASSETS                                      21,351,593        21,801,504

EQUIPMENT AND FIXTURES
      Machinery and equipment                                    2,049,557         2,107,739
      Furniture and fixtures                                     1,761,984         1,737,969
      Leasehold improvements                                       293,906           252,685
                                                               -----------       -----------
                                                                 4,105,447         4,098,393

      Less accumulated depreciation
          and amortization                                       3,137,533         2,928,404
                                                               -----------       -----------
                                                                   967,914         1,169,989
                                                               -----------       -----------
TOTAL ASSETS                                                   $22,319,507       $22,971,493
                                                               -----------       -----------
                                                               -----------       -----------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

CHECK  TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                                 September 30,
                                                                          1998                   1997
                                                                          ----                   ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                            $ 2,322,696            $ 2,603,516
      Employee compensation and related taxes                              681,465                672,492
      Income taxes payable                                                 317,884                425,868
      Deferred revenue                                                     383,556                469,127
      Current portion of capital lease obligations                          11,721                 41,925
                                                                       -----------            -----------
      TOTAL CURRENT LIABILITIES                                          3,717,322              4,212,928

CAPITAL LEASE OBLIGATIONS - less current portion                            35,059                 78,903
                                                                       -----------            -----------
      TOTAL LIABILITIES                                                  3,752,381              4,291,831

STOCKHOLDERS' EQUITY

            Common  stock  -- par  value  $.10  per share --
            Authorized  25,000,000  shares;  issued and
            Outstanding 1998 - 6,178,120 shares;
            1997 -- 6,338,135 shares                                       617,812                633,814

      Additional paid-in capital                                        16,938,385             17,151,182
      Foreign currency translation adjustment                             (917,856)              (851,225)
      Retained earnings                                                  1,928,785              1,745,891
                                                                       -----------            -----------
      TOTAL STOCKHOLDERS' EQUITY                                        18,567,126             18,679,662
                                                                       -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $22,319,507            $22,971,493
                                                                       -----------            -----------
                                                                       -----------            -----------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                             Year Ended September 30,
                                                               1998                   1997                   1996
Sales:                                                         ----                   ----                   ----
      Printing equipment                                   $ 9,145,553            $ 7,885,584            $10,636,518
      Maintenance, spares and supplies                      14,593,975             14,981,092             14,082,456
                                                           -----------            -----------            -----------
        NET SALES                                           23,739,528             22,866,676             24,718,974
Costs and Expenses:
      Cost of sales                                         10,078,505              9,047,708              9,578,116
      Selling, general and administrative                   11,101,002             11,136,029             10,818,900
      Research and development                               2,728,547              2,521,073              2,206,444
                                                           -----------            -----------            -----------
                                                            23,908,054             22,704,810             22,603,460
                                                           -----------            -----------            -----------
(LOSS) INCOME FROM SYSTEM SALES
   AND SERVICE                                                (168,526)               161,866              2,115,514

Interest expense                                                18,910                 22,813                 26,110
Interest (income)                                             (353,307)              (411,531)              (402,539)
Unrealized exchange (gain) loss                               (131,991)                71,605                (50,770)
                                                           -----------            -----------            -----------
      INCOME BEFORE TAXES                                      297,862                478,979              2,542,713

Income taxes                                                    99,000                153,000                297,000
                                                           -----------            -----------            -----------
      NET INCOME                                           $   198,862            $   325,979            $ 2,245,713
                                                           -----------            -----------            -----------
                                                           -----------            -----------            -----------

Basic and diluted earnings per common share                $      0.03            $      0.05            $      0.36

Weighted average number of shares and
     equivalents outstanding during the period               6,273,756              6,224,797              6,170,778

Weighted average number of shares and
     equivalents outstanding during the period -
     assuming dilution                                       6,289,872              6,295,073              6,286,049

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                               Common Stock
                                                        Shares           Amount
                                                       ---------        --------
Balance September 30, 1995                             6,112,279        $611,228
    Net income                                               ---             ---
    Exercise of stock options, including tax             105,448          10,545
     benefit of $345,000
    Issuance of restricted stock                          20,000           2,000
    Vesting of restricted stock                              ---             ---
    Payment - note receivable                                ---             ---
    Foreign currency translation                             ---             ---
                                                       ---------        --------
Balance September 30, 1996                             6,237,727         623,773
    Net income                                               ---             ---
    Exercise of stock options, including tax
     benefit of $17,000                                   20,408           2,041
    Issuance of restricted stock                          80,000           8,000
    Vesting of restricted stock                              ---             ---
    Payment - note receivable                                ---             ---
    Foreign currency translation                             ---             ---
                                                       ---------        --------
Balance September 30, 1997                             6,338,135         633,814
    Net Income                                               ---             ---
     Options exercised, including tax
        benefit of $41,491                                15,000           1,500
     Purchase of stock                                  (153,590)        (15,359)
     Vesting of restricted stock                             ---             ---
     Cancellation of restricted stock                    (21,425)         (2,143)
     Payment - note receivable                               ---             ---
     Foreign currency translation                            ---             ---
                                                       ---------        --------
Balance September 30, 1998                             6,178,120        $617,812
                                                       ---------        --------
                                                       ---------        --------

See notes to consolidated financial statements.

                                      Foreign
              Additional              Currency                 Retained
               Paid-In              Translation                Earnings
               Capital               Adjustment               (Deficit)
            ---------------        ---------------          ---------------
              $15,743,703              $(453,275)              $ (209,426)
                      ---                    ---                2,245,713

                  417,540                    ---                      ---
                  228,000                    ---                 (230,000)
                      ---                    ---                   96,500
                    6,646                    ---                      ---
                      ---                (60,688)                     ---
              -----------              ---------               ----------
               16,395,889               (513,963)               1,902,787
                      ---                    ---                  325,979

                  (12,320)                   ---                      ---
                  762,000                    ---                 (770,000)
                      ---                    ---                  287,125
                    5,613                    ---                      ---
                      ---               (337,262)                     ---
              -----------              ---------               ----------
               17,151,182               (851,225)               1,745,891
                      ---                    ---                  198,862

                   (5,491)                   ---                      ---
                   (6,464)                   ---                 (371,842)
                      ---                    ---                  146,986
                 (206,745)                   ---                  208,888
                    5,903                    ---                      ---
                      ---                (66,631)                     ---
              -----------              ---------               ----------
              $16,938,385              $(917,856)              $1,928,785
              -----------              ---------               ----------
              -----------              ---------               ----------

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                                            Year Ended September 30,
                                                                1998                  1997                   1996
                                                            -----------           ------------           ------------
OPERATING ACTIVITIES
    Net income                                              $   198,862           $    325,979           $  2,245,713
       Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                          369,059                402,272                438,275
         Other                                                  (46,328)                81,746               (111,001)
    Changes in operating assets and liabilities:
         Accounts receivable                                     33,864               (128,305)             1,282,909
         Inventories                                         (2,226,009)            (1,705,446)              (745,111)
         Other current assets                                  (660,347)              (658,170)              (402,574)
         Accounts payable and accrued expenses                 (396,471)               734,802               (520,939)
         Deferred revenue                                       (67,055)               (15,866)               (29,216)
                                                            -----------           ------------           ------------

NET CASH (USED IN) PROVIDED BY
         OPERATING ACTIVITIES                               $(2,794,425)              (962,988)             2,158,056

INVESTING ACTIVITIES
    Purchase of equipment and fixtures                         (246,498)              (505,626)              (442,118)
    Proceeds from sale of equipment                              53,236                 67,802                 82,092
    Purchase of short term investments                       (8,926,101)           (25,269,275)           (10,651,726)
    Proceeds from sale of short term investments             11,907,089             25,079,552              9,931,000
                                                            -----------           ------------           ------------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                    $ 2,787,726               (627,547)            (1,080,752)

FINANCING ACTIVITIES
    Repurchase/Issuance of common stock                        (438,107)               (10,279)               428,085
    Addition of capital leases                                        0                 85,757                 40,101
    Repayment of note receivable from stock sale                  5,903                  5,613                  6,646
    Repayment of long-term debt and
        capital leases                                          (57,265)              (100,784)               (90,070)
                                                            -----------           ------------           ------------
NET CASH (USED IN) PROVIDED BY
     FINANCING ACTIVITIES                                   $  (489,469)               (19,693)               384,762

EFFECT OF EXCHANGE RATE CHANGES
     ON CASH                                                     32,455                (75,454)                (1,139)
                                                            -----------           ------------           ------------
(DECREASE) INCREASE IN CASH AND
    EQUIVALENTS                                                (463,713)            (1,685,682)             1,460,927

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                         3,165,601              4,851,283              3,390,356
                                                            -----------           ------------           ------------
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                             $ 2,701,888           $  3,165,601           $  4,851,283
                                                            -----------           ------------           ------------
                                                            -----------           ------------           ------------

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Check Technology Corporation's business is the design, manufacture, sale and service of computerized financial document production systems. The systems can collate, personalize and encode documents into packages tailored to the customers' requirements. The systems are sold through the Company and its international subsidiaries. In excess of 50% of the total revenues of the Company are related to service and support provided after the sale. The Company has a significant presence in the international check production marketplace in Europe, Australia, Latin America, Asia and the Middle East.

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

September 30, 1998

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

Long-Lived Assets: In Fiscal 1998, the Company adopted SFAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 had no impact on the Company's consolidated financial statements.

Earnings per Share: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effect of stock options and other dilutive securities. Dilutive earnings per share is very similar to the preciously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated, where necessary, to conform to the Statement 128 requirements. A reconciliation of the denominator in the basic and diluted earnings per share calculation is as follows:

                                                      1998               1997               1996
Denominator for Basic earnings per share
   Weighted average shares                          6,273,756          6,224,797          6,170,778

Effect of dilutive securities:
   Employee stock options                              11,753             66,051            114,614
   Employee stock grants                                4,363              4,225                656
                                                    ---------          ---------          ---------
Dilutive potential common shares                       16,116             70,276            115,270

Denominator for Diluted earnings per share
   Adjusted weighted average shares                 6,289,872          6,295,073          6,286,048
                                                    ---------          ---------          ---------

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

Reclassification: Certain items in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998


NOTE B - INCOME TAX

At September 30, 1998, the Company has domestic tax loss carryforwards of approximately $892,000 which expire in 2012 and foreign tax loss carryforwards of approximately $555,000 which expire in 2003. In addition, the Company has domestic investment tax credits and research and development credit carryforwards of approximately $416,000 which are available to offset future income tax. The credits expire in varying amounts through September 2013. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. The deferred tax asset has been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

Significant components of deferred tax assets and liabilities as of September 30 are as follows:

FEDERAL AND STATE NET DEFERRED TAX ASSETS (LIABILITIES):

                                                             1998                  1997
                                                             ----                  ----
Deferred Tax Assets:
         Net operating loss                              $   533,000           $   517,000
         Business credit carryforwards and
                alternative minimum tax credits              559,000               582,000
         Stock compensation                                  111,000               138,000
         Inventory valuation reserves                        112,000               102,000
         Other U.S. and foreign differences                  502,000               262,000
                                                         -----------           -----------
Gross Deferred Tax Asset                                   1,817,000             1,601,000
Less Valuation Allowances                                   (508,000)             (508,000)
                                                         -----------           -----------
Net Deferred Tax Asset                                   $ 1,309,000           $ 1,093,000
                                                         -----------           -----------
                                                         -----------           -----------

The components of income tax expense as recorded by the Company are as follows:

                                      1998              1997              1996
                                      ----              ----              ----
Current Tax Expense:
              Federal              $        0        $  (25,000)       $    3,000
              State                    10,000             6,000            16,000
              Foreign                 347,000           555,000           626,000
                                   ----------        ----------        ----------
              Total                   357,000           536,000           645,000
Deferred Tax Expense:
              Federal                  28,000          (258,000)         (231,000)
              State                         0           (14,000)          (18,000)
              Foreign                (286,000)         (111,000)          (99,000)
                                   ----------        ----------        ----------
              Total                  (258,000)         (383,000)         (348,000)
                                   ----------        ----------        ----------
Total Tax Expense                  $   99,000        $  153,000        $  297,000
                                   ----------        ----------        ----------
                                   ----------        ----------        ----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE B - INCOME TAX - CONTINUED

A reconciliation of tax expense to the statutory rate of 34% is as follows:

                                                        1998               1997                 1996
                                                        ----               ----                 ----
Statutory rate applied to pre-tax income             $ 101,000           $ 163,000           $ 865,000

Net operating loss and tax credits utilized                  0                   0            (220,000)

Change in valuation allowance                                0                   0            (348,000)

Other                                                   (2,000)            (10,000)                  0
                                                     ---------           ---------           ---------
                                                     $  99,000           $ 153,000           $ 297,000
                                                     ---------           ---------           ---------
                                                     ---------           ---------           ---------

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3,898,000 at September 30, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and State income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

Cash tax payments for the years ended September 30, 1998, 1997, and 1996 were $653,000, $671,000 and $570,000 respectively.


NOTE C - FINANCIAL INSTRUMENTS

Foreign Currency Instruments and Hedging Activities: From time to time, the Company may enter into foreign exchange contracts to manage its exposure to fluctuations in foreign currency exchange rates. These contracts involve the exchange of foreign currencies for U.S. dollars at future dates. Counterparties to these contracts are major international financial institutions. Maturities of these instruments are typically one year or less from the transaction date. Gains or losses from these contracts are included in other expense and are intended to partially offset fluctuations in net sales due to currency rate changes.

No foreign exchange contracts were outstanding at September 30, 1998 and 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

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

                                                      Domestic            Foreign
Year Ended September 30, 1998                        Operations          Operations         Eliminations        Consolidated
---------------------------------------------      -------------        ------------        ------------        ------------
Sales to unaffiliated customers                     $  9,057,846        $ 14,681,682        $        ---        $ 23,739,528
Sales to foreign subsidiaries                          4,171,584                 ---          (4,171,584)                ---
                                                    ------------        ------------        ------------        ------------
Net sales                                           $ 13,229,430        $ 14,681,682        $ (4,171,584)       $ 23,739,528
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------
(Loss) Income from system sales
  and service                                       $   (110,209)       $    460,064        $   (518,381)       $   (168,526)

Less:
      Interest (income)                                 (237,632)           (115,675)                ---            (353,307)
      Interest expense                                     5,000              42,618             (28,708)             18,910
      Unrealized exchange loss                               ---            (131,991)                ---            (131,991)
                                                    ------------        ------------        ------------        ------------
      Income before taxes                                122,423             665,112            (489,673)            297,862
      Income taxes                                        38,000              61,000                 ---              99,000
                                                    ------------        ------------        ------------        ------------
Net income                                          $     84,423        $    400,112        $   (285,673)       $    198,862
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------
Identifiable assets                                 $ 19,306,172        $ 12,890,128        $ (9,876,793)       $ 22,319,507
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------
Total liabilities                                   $  2,153,610        $  5,621,222        $ (4,022,451)       $  3,752,381
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES--CONTINUED

                                                      Domestic            Foreign
Year Ended September 30, 1997                        Operations          Operations         Eliminations        Consolidated
---------------------------------------------      -------------        ------------        ------------        ------------
Sales to unaffiliated customers                     $  7,426,624        $ 15,440,052        $        ---        $ 22,866,676
Sales to foreign subsidiaries                          4,239,162                 ---          (4,239,162)                ---
                                                    ------------        ------------        ------------        ------------
Net sales                                           $ 11,665,786        $ 15,440,052        $ (4,239,162)       $ 22,866,676
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------
(Loss) income from system sales and
service                                             $   (751,599)       $    912,005        $      1,460        $    161,866

Less:
      Interest (income)                                 (377,960)            (97,303)             63,732            (411,531)
      Interest expense                                     5,002              82,358             (64,547)             22,813
      Unrealized exchange loss (gain)                        ---              71,117                 488              71,605
                                                    ------------        ------------        ------------        ------------
      Income (loss) before taxes                        (378,641)            855,833               1,787             478,979
      Income taxes                                      (291,000)            444,000                 ---             153,000
                                                    ------------        ------------        ------------        ------------
Net income (loss)                                   $    (87,641)       $    411,833        $      1,787        $    325,979
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------
Identifiable assets                                 $ 20,282,967        $ 12,463,933        $ (9,775,407)       $ 22,971,493
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------
Total liabilities                                   $  2,342,860        $  5,610,139        $ (3,661,168)       $  4,291,831
                                                    ------------        ------------        ------------        ------------
                                                    ------------        ------------        ------------        ------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE D--BUSINESS, OPERATIONS, AND FOREIGN SUBSIDIARIES - -CONTINUED

                                                      Domestic            Foreign
Year Ended September 30, 1996                        Operations          Operations         Eliminations        Consolidated
---------------------------------------------      -------------        ------------        ------------        ------------
Sales to unaffiliated customers                    $  7,279,398         $ 17,439,576        $        ---        $ 24,718,974
Sales to foreign subsidiaries                         5,435,350                  ---          (5,435,350)                ---
                                                   ------------         ------------        ------------        ------------
Net sales                                          $ 12,714,748         $ 17,439,576        $ (5,435,350)       $ 24,718,974
                                                   ------------         ------------        ------------        ------------
                                                   ------------         ------------        ------------        ------------
Income from system sales and service               $    557,288         $  1,426,266        $    131,960        $  2,115,514

Less:
         Interest (income)                             (401,552)             (50,077)             49,090            (402,539)
         Interest expense                                 6,072               69,128             (49,090)             26,110
         Unrealized exchange loss (gain)                 18,999              (69,769)                ---             (50,770)
                                                   ------------         ------------        ------------        ------------
         Income before taxes                            933,769            1,476,984             131,960           2,542,713
         Income taxes                                  (230,464)             527,464                 ---             297,000
                                                   ------------         ------------        ------------        ------------
Net income                                         $  1,164,233         $    949,520        $    131,960        $  2,245,713
                                                   ------------         ------------        ------------        ------------
                                                   ------------         ------------        ------------        ------------
Identifiable assets                                $ 19,692,227         $ 10,342,786        $ (7,757,157)       $ 22,277,856
                                                   ------------         ------------        ------------        ------------
                                                   ------------         ------------        ------------        ------------
Total liabilities                                  $  1,798,567         $  3,916,837        $ (1,846,034)       $  3,869,370
                                                   ------------         ------------        ------------        ------------
                                                   ------------         ------------        ------------        ------------

The Company's products are marketed worldwide. Domestic operations include export sales of $ 4,697,278, $3,920,419 and $3,383,495 for the periods ended September 30, 1998, 1997, and 1996, respectively.

There were no sales to a single customer in excess of 10% of total sales in 1998, 1997 or in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE E--LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

                                                                                       September 30,
                                                                                   1998              1997
                                                                                 --------          --------
Capital lease obligations on automobiles and equipment, due in monthly installments varying from $478 to $551, including interest at
    9.2% to 11.6%; automobile and equipment financed under the lease
    serve as security to the lease obligation                                    $ 46,780          $120,828

Less current portion of lease obligation                                           11,721            41,925
                                                                                 --------          --------
                                                                                 $ 35,059          $ 78,903
                                                                                 --------          --------
                                                                                 --------          --------

Cash payments of interest were $18,910 in 1998, $22,639 in 1997 and $24,304 in 1996.

Equipment and fixtures includes the following amounts under the capitalized lease obligations:

                                                                                 September 30,
                                                                              1998            1997
                                                                            --------       ---------
   Office furniture, fixtures and equipment                                 $ 65,885       $ 176,125
   Less allowance for amortization                                            19,562          45,273
                                                                            --------       ---------
                                                                            $ 46,323       $ 130,852
                                                                            --------       ---------
                                                                            --------       ---------

Future payments for the capital lease obligations (including interest) as of September 30, 1998 are:

                                           Capital Lease
                                            Obligations
                                           -------------
Year ending September 30:
                              1999           $  15,672
                              2000              35,947
                              2001                   0
                                             ---------
                    Total Payments              51,619
Less amounts representing interest               4,839
                                             ---------
Present value of lease payments              $  46,780
                                             ---------
                                             ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE F--STOCK OPTIONS AND BENEFIT PLAN

During fiscal year 1998, the Company had three stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan), and the 1997 Stock Plan (the 1997 Plan), for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991 and the 1997 Plan in June 1997. Stock options under the 1986 Plan are non-qualified while those under the 1991 Plan and the 1997 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan and the 1997 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the board of directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company. During fiscal year 1995, an officer exercised stock options for a $148,966 note. The note is interest bearing, collateralized by the underlying stock.

A summary of outstanding options and shares reserved under each plan for the last three years is as follows:

THE 1986 PLAN

                                     Shares                               Weighted
                                    Reserved                              Average
                                   For Future          Options        Exercise Price
                                     Grants          Outstanding         Per Share
                                   ----------        -----------      --------------
Balance September 30, 1995           188,660           156,250           $   2.28
    Options exercised                    ---          (103,500)              2.11
                                     -------          --------
Balance September 30, 1996           188,660            52,750               2.63
     Options exercised                   ---           (52,750)              2.63
                                     -------          --------
Balance September 30, 1997           188,660               ---                ---
     Options exercised
                                     -------          --------
Balance September 30, 1998           188,660               ---           $    ---
                                     -------          --------
                                     -------          --------

At September 30, 1998, 1997 and 1996 there were 0, 0, and 52,750 options, respectively, currently exercisable under the 1986 Plan at prices of $2.00 to $2.625 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE F--STOCK OPTIONS AND BENEFIT PLAN--CONTINUED

       1991 Plan
       ---------

                                         Shares                                Weighted
                                        Reserved                               Average
                                       For Future           Options         Exercise Price
                                         Grants           Outstanding         Per Share
                                      ------------       -------------     ----------------
Balance September 30, 1995               231,750            181,660              3.93
     Options granted                     (63,500)            63,500              8.88
     Options exercised                       ---            (28,508)             2.81
     Restricted Stock granted            (20,000)               ---               ---
     Restricted Stock canceled             4,250                ---               ---
     Options canceled                      5,625             (5,625)             8.08
                                      ------------       -------------

Balance September 30, 1996               158,125            211,027              5.45
     Options granted                     (76,000)            76,000              8.72
     Options exercised                       ---             (1,333)             2.50
     Restricted Stock granted            (80,000)               ---               ---
                                      ------------       -------------

Balance September 30, 1997                 2,125            285,694              6.34
     Options exercised                                      (15,000)             2.50
     Restricted Stock canceled            21,425                ---               ---
     Options canceled                     23,500            (23,500)             8.51
                                      ------------       -------------

Balance September 30, 1998                47,050            247,194              6.36
                                      ------------       -------------
                                      ------------       -------------

At September 30, 1998, 1997 and 1996 there were 164,611, 139,152 and 98,777 options, respectively, currently exercisable under the 1991 Plan at prices of $1.75 to $9.63 per share. The Company issued 0, 80,000 and 20,000 shares at weighted average fair values of $0, $770,000 and 230,000 in 1998, 1997 and 1996, respectively. Total compensation expense for stock-based compensation was $146,987, $287,125 and $96,500 in 1998, 1997 and 1996, respectively.

1997 Plan
---------                              Shares                                Weighted
                                      Reserved                               Average
                                     For Future           Options         Exercise Price
                                       Grants           Outstanding         Per Share
                                    ------------       -------------     ----------------
Shares reserved at inception           750,000                ---
     Options granted                   (10,000)            10,000              6.50
                                    ------------       -------------

Balance September 30, 1997             740,000             10,000              6.50
     Options granted                   (97,500)            97,500              4.70
     Options canceled                   20,000            (20,000)             4.75
                                    ------------       -------------

Balance September 30, 1998             662,500             87,500              4.90
                                    ------------       -------------
                                    ------------       -------------

At September 30, 1998 and 1997 there were 2,500 and 0 options, respectively, currently exercisable under the 1997 plan, at a price of $6.50 per share.

Total shares reserved for options and restricted stock are 1,379,229 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE F--STOCK OPTIONS AND BENEFIT PLAN--CONTINUED

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value of each option grant is established on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997:

                                                               1998            1997            1996
                                                           -------------   ------------    ------------
Expected dividend yield                                               0%             0%              0%
Expected stock price volatility                                      51%            40%             40%
Risk - free interest rate                                          4.37%          6.11%           6.60%
Expected life of options                                         7 years        7 years         7 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net earnings and earnings per share were as follows:

                                                              1998                 1997                  1996
                                                           ----------          -----------          -------------
Net earnings (loss)- pro forma                             $   83,046          $   193,475          $   2,195,045

Earnings (loss) per share - pro forma                            0.01                 0.03                   0.34

Weighted  average  fair value of options  granted
during the year                                                  3.37                 4.44                   4.68

The pro forma effect on net income and earnings per share is not representative of the pro forma net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE F--STOCK OPTIONS AND BENEFIT PLAN--CONTINUED

The following table summarizes information concerning currently outstanding and exercisable options:

                                               Options Outstanding                             Options Exercisable
                              ----------------------------------------------------     -------------------------------------
                                                   Weighted Avg.        Weighted                                  Weighted
                                                     Remaining          Average                                  Average
        Range of                  Number            Contractual         Exercise             Number               Exercise
    Exercise Prices            Outstanding         Life (Years)           Price           Exercisable              Price
   ------------------         -------------       ---------------     ------------     ----------------        -------------
   $   1.750 - 4.750              146,194              4.46            $      4.06             73,694            $     3.46
       5.063 - 7.750              112,500              5.83                   6.20             61,250                  5.76
       8.125 - 9.625               76,000              6.22                   9.35             32,167                  9.31
   ------------------         -------------       ---------------     ------------     ----------------        -------------
   $   1.750 - 9.625              334,694              5.32            $      5.98            167,111            $     5.43

The Company has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants' before-tax contributions up to 6% of base salary. The cost of the plan was $106,594, $82,766, and $78,326 for the years ended September 30, 1998, 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE G--RENTAL COMMITMENTS

Building, equipment and automobile rentals under operating leases were $1,234,065, $1,184,701 and $1,039,439 for the years ended September 30, 1998,
1997 and 1996, respectively.

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

The Company's subsidiary in the United Kingdom leases office space under a lease expiring in 2013. Annual rental under the lease is $198,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $11,427,342 and are due as follows: fiscal year ending September 30, 1999 -- $1,162,817; 2000 -- $958,088; 2001 --$858,749; 2002 -- $855,406; 2003 -- $855,823; thereafter --
$6,736,459.

NOTE H--LINE OF CREDIT AND NOTES PAYABLE

The Company has a $2,500,000 revolving line of credit with a bank. At September 30, 1998, the entire line was unused. The line of credit agreement is in the form of an unsecured note. Advances under the line of credit bear interest at the bank's reference rate. The line has a .20% annual commitment fee.

The line of credit agreement places certain restrictions on the Company including requirements as to maintenance for minimum levels of tangible net worth and specified others. The Company was in compliance with these covenants at September 30, 1998. The line of credit expires March 31, 1999.

In addition to the line of credit agreement, the Company's United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. There is no security deposit requirement under the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1998

NOTE I-- SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


1998 Quarter Ended                  December 31            March 31              June 30           September 30
------------------                  -----------            --------              -------           ------------
Net Sales                           $ 5,152,740           $ 6,329,148          $ 6,333,606          $ 5,924,034

Gross Profit                          3,117,051             3,629,066            3,580,078            3,334,828

Net Income                             (148,105)               87,802              188,089               71,076

Basic Earnings per Share            $     (0.02)          $      0.01          $      0.03          $      0.01

Diluted Earnings per Share          $     (0.02)          $      0.01          $      0.03          $      0.01


1997 Quarter Ended                  December 31            March 31              June 30           September 30
------------------                  -----------            --------              -------           ------------

Net Sales                           $ 5,487,892          $ 6,201,197          $ 6,507,436          $ 4,670,151

Gross Profit                          3,416,637            3,720,231            3,821,358            2,860,742

Net Income                              100,000              241,703              271,870             (287,594)

Basic Earnings per Share            $      0.02          $      0.04          $      0.04          $     (0.05)

Diluted Earnings per Share          $      0.02          $      0.04          $      0.04          $     (0.05)


SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                            Balance at       Charged to         Charged to                          Balance at
                                            Beginning         Cost and            Other                               End
      Description                           Of Period         Expenses           Accounts          (Deductions)     Of Period
1.    Allowance for doubtful
      accounts

      Year ended September 30, 1998        $    50,000                0                    0                  0     $   50,000

      Year ended September 30, 1997        $    50,000                0                    0                  0     $   50,000

      Year ended September 30, 1996        $    50,000                0                    0                  0     $   50,000


II.   Reserve for obsolete
      And slow moving
      Inventories

      Year ended September 30, 1998        $   360,000           56,000                    0           (16,000)     $  400,000

      Year ended September 30, 1997        $   334,000           30,000                    0            (4,000)     $  360,000

      Year ended September 30, 1996        $   303,000           95,000                    0           (64,000)     $  334,000