Form 10-Q
period 1998-12-31
CHECK TECHNOLOGY CORP
filed 1999-02-12
CIK 350692

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          DECEMBER 31, 1998
                              -------------------------------------------------

Commission file number                       0-10691
                      ---------------------------------------------------------

                          CHECK TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MINNESOTA                                        41-1392000
--------------------------------                      --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification No.)

          12500 Whitewater Drive

           MINNETONKA, MINNESOTA                          55343-9420
-----------------------------------------             --------------------
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

       COMMON STOCK, $.10 PAR VALUE - - 6,167,038 SHARES AS OF FEBRUARY 8, 1999

                                      INDEX
                  CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets - - December 31, 1998 and September 30, 1998.

           Condensed consolidated statements of operations - - Three months ending December 31, 1998 and 1997.

           Condensed consolidated statements of cash flows - - Three months ending December 31, 1998 and 1997.

           Condensed notes to consolidated financial statements - - December 31, 1998.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


PART II. OTHER INFORMATION

Item 6.    Exhibits and reports on Form 8-K

SIGNATURES

Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)


                                                                             December 31,  September 30,
                                                                                1998           1998
                                                                            ------------- --------------
ASSETS

CURRENT ASSETS

      Cash and cash equivalents                                             $ 2,725,436   $ 2,701,888

      Short-term investments                                                  1,583,080     2,582,475

      Accounts receivable less allowance for doubtful accounts of $50,000     3,532,765     3,446,982

      Inventories

         Raw materials and component parts                                    6,530,727     6,038,828

         Work-in-process                                                        616,292       367,160

         Finished Goods                                                       3,831,862     3,819,433
                                                                            ------------- --------------

                                                                             10,978,881    10,225,421

      Deferred income taxes                                                   1,469,030     1,309,448

      Other current assets                                                    1,087,635     1,085,379
                                                                            ------------- --------------

                  TOTAL CURRENT ASSETS                                       21,376,827    21,351,593

EQUIPMENT AND FIXTURES

      Machinery and equipment                                                 2,090,192     2,049,557

      Furniture and fixtures                                                  1,883,309     1,761,984

      Leasehold improvements                                                    317,572       293,906
                                                                            ------------- --------------
                                                                              4,291,073     4,105,447

      Less accumulated depreciation and amortization                          3,220,524     3,137,533
                                                                            ------------- --------------
                                                                              1,070,549       967,914
                                                                            ------------- --------------
                                                                            ------------- --------------
      TOTAL ASSETS                                                          $22,447,376   $22,319,507
                                                                            ------------- --------------
                                                                            ------------- --------------


See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                         December 31,     September 30,
                                                                1998              1998
                                                           ---------------  ---------------
CURRENT LIABILITIES

      Accounts payable and accrued expenses                 $  3,052,177    $  2,322,696

      Employee compensation and related taxes                    460,562         681,465

      Income taxes payable                                       315,388         317,884

      Deferred revenue                                           397,571         383,556

      Current portion of capital lease obligations                12,055          11,721
                                                           ---------------  ---------------

      TOTAL CURRENT LIABILITIES                                4,237,753       3,717,322

      Capital lease obligations -- less current portion           33,151          35,059
                                                           ---------------  ---------------

                  TOTAL LIABILITIES                            4,270,904       3,752,381

STOCKHOLDERS' EQUITY

    Capital Stock

       Common Stock--par value $.10 per share--authorized
       25,000,000 shares; issued and outstanding
       December 31, 1998--6,167,038 shares;                      616,704         617,812
       September 30, 1998--6,178,120 shares

    Additional paid in capital                                16,900,676      16,938,385

    Accumulated other comprehensive income                      (955,051)       (917,856)

    Retained earnings                                          1,614,143       1,928,785
                                                           ---------------  ---------------

                  TOTAL STOCKHOLDERS' EQUITY                  18,176,472      18,567,126
                                                           ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 22,447,376    $ 22,319,507
                                                           ---------------  ---------------
                                                           ---------------  ---------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                                          Three Months Ending
                                                                              December 31,
                                                                          1998           1997
                                                                      ------------   -----------
Sales:

     Printing equipment                                               $ 1,620,593    $ 1,592,552

     Maintenance, spares and supplies                                   3,625,950      3,560,188
                                                                      ------------   -----------

         Net sales                                                      5,246,543      5,152,740

Costs and expenses:

     Cost of sales                                                      2,385,544      2,035,689

     Selling, general and administrative                                2,772,447      2,768,006

     Research and development                                             626,399        662,180
                                                                      ------------   -----------

                                                                        5,784,390      5,465,875
                                                                      ------------   -----------

(Loss) income from system sales and service                              (537,847)      (313,135)


Interest (income)                                                         (51,864)       (94,491)

Unrealized exchange loss (gain)                                             5,652          1,461
                                                                      ------------   -----------

         (Loss) income before taxes                                      (491,635)      (220,105)

Income taxes                                                             (172,000)       (72,000)
                                                                      ------------   -----------

         Net (loss) income                                            $  (319,635)   $  (148,105)
                                                                      ------------   -----------
                                                                      ------------   -----------

(Loss) earnings per common share - basic and diluted                  $     (0.05)   $     (0.02)


Weighted average number of shares and share equivalents outstanding
     during the period                                                  6,134,590      6,262,745

Weighted average number of shares and share equivalents outstanding
     during the period - assuming dilution                              6,134,590      6,262,745


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)


                                                                                      Three Months Ending
                                                                                          December 31,
                                                                                      1998           1997
                                                                                 ------------   --------------
OPERATING ACTIVITIES

      Net (loss) income                                                          $  (319,635)   $  (148,105)

         Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                                           85,789         98,328

              Other                                                                   (5,178)        (5,977)

      Changes in operating assets and liabilities:

         Accounts receivable                                                        (101,075)      (130,474)

         Inventories                                                                (758,120)    (1,087,302)

         Other current assets                                                       (156,714)       (39,226)

         Accounts payable and accrued expenses                                       515,478        (93,368)

         Deferred revenue                                                             12,073         41,547
                                                                                 ------------   --------------

NET CASH (USED IN) OPERATING ACTIVITIES                                             (727,382)    (1,364,577)

INVESTING ACTIVITIES

      Purchase of equipment and fixtures                                            (187,220)       (41,760)

      Proceeds from sale of equipment                                                   --           17,277

      Purchase of short-term investments                                            (726,365)    (2,310,144)

      Proceeds from sale of short-term investments                                 1,739,000      3,658,393
                                                                                 ------------   --------------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                         825,415      1,323,766

FINANCING ACTIVITIES

      Addition of  capital leases                                                       --             --

      (Purchase) issuance of Common Stock                                            (60,293)       (35,696)

      Repayment of capital leases                                                     (2,983)        (6,671)
                                                                                 ------------   --------------

NET CASH (USED IN ) FROM FINANCING ACTIVITIES                                        (63,276)       (42,367)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (11,215)         4,649
                                                                                 ------------   --------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                        23,542        (78,529)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                                      2,701,894      3,165,601
                                                                                 ------------   --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 2,725,436    $ 3,087,072
                                                                                 ------------   --------------
                                                                                 ------------   --------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


December 31, 1998

NOTE A - - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

Reclassifications have been made in the prior year to conform with classifications in the current year.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options, and other dilutive securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES


CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


December 31, 1998


NOTE B - - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                      Three Month Period
                                                                                      Ended December 31,
                                                                               1998                         1997
                                                                        -----------------           -------------------
Numerator:
         Net (Loss) Income                                                    (319,635)                     (148,105)
                                                                        -----------------           -------------------
         Numerator for basic and diluted earnings per share -
            (loss) income applicable to common stockholders                   (319,635)                     (148,105)
Denominator:
         Denominator for basic earnings per share -
            Weighted-average shares                                          6,134,590                     6,262,745

         Effect of dilutive securites:
            Employee stock options                                                   0                             0
            Employee stock grants                                                    0                             0
                                                                        -----------------           -------------------
         Dilutive potential common shares                                            0    (a)    $                 0    (a)
            Denominator for diluted earnings per share -
              Adjusted weighted-average shares                               6,134,590                     6,262,745
                                                                        -----------------           -------------------
                                                                        -----------------           -------------------

(Loss) earnings per common share - basic and diluted                $            (0.05)   (a)    $             (0.02)   (a)
                                                                        -----------------           -------------------
                                                                        -----------------           -------------------


a--No incremental shares related to options are included because the impact would be antidilutive.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 1998

NOTE C - - Comprehensive Income

As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130 (Statement No. 130) "Reporting Comprehensive Income." Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in "other comprehensive income." Amounts in prior year financial statements have been reclassified to conform to Statement No. 130.

The components of comprehensive income, net of related tax, for the three-month periods ended December 31, 1998 and 1997 are as follows:


                                              1998         1997
Net loss                                   $(319,635)   $(148,105)
Foreign currency translation adjustments     (37,195)    (134,711)
                                           ----------   ----------
Comprehensive income                       $(356,830)   $(282,816)
                                           ----------   ----------
                                           ----------   ----------


Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three month period ended December 31, 1998, revenues from the sale of document production equipment were flat with those of the same period in fiscal 1998. Revenue from document production equipment for the quarter included approximately $1.1 million from the sale of the Company's Imaggia product line. The Company has held for some time a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic product line has softened in these international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present recessionary environments in Asia, South America and other emerging countries has limited the Company's current opportunities to sell high-end capital equipment into those regions.

Revenues from maintenance contracts, spare parts, supplies and consumable items increased 2% for the three month period ended December 31, 1998, primarily due to increased volumes of consumable sales.

The gross margin percentage for the three month period ended December 31, 1998, was 55% compared to 60% in the comparable prior period. The decrease was primarily due to the change in the Company's product mix, primarily the increased component in the revenue mix of the Imaggia product line as compared to the Checktronic product line. The Company anticipates that its gross margin percentage for the full fiscal 1999 will be somewhat lower than that of the full fiscal 1998 as revenue from the Imaggia line constitutes a larger portion of the Company's total revenues.

Operating expenses during the three month period ended December 31, 1998, were flat with those of the comparable quarter a year ago. Net interest income for the quarter was $52,000 compared to $95,000 for the comparable prior quarter. The decrease was due to lower cash balances available for investment and lower interest rates.

For the quarter, the Company reported a net loss of $0.05 per share as compared to a net loss of $0.02 per share in the comparable period last year. The decrease was primarily attributable to the effect of the reduction in gross margins.

Market Risk:

The Company presently has three foreign subsidiaries, located in England, France and Australia, does business in 49 countries, and generates approximately 80% of its revenues from outside North America. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company experiences foreign currency gains and losses, which are reflected on the Company's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange loss was $6,000 for the current quarter, compared to a loss of $1,000 in the comparable period last year.

The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

The Company's net investment in its foreign subsidiaries was $8,895,000 and $8,681,000 at December 31, 1998, and September 30, 1998, translated into U.S. dollars at the closing exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign exchange rates is not material. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1998 or in the first quarter of fiscal 1999.

Factors Affecting Results of Operations:

The Company is continuing development of the Imaggia system, including improving its overall reliability and robustness. The Company is using the Gemini digital print technology, which has been developed by Delphax Systems, as the print engine for the Imaggia system. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. No assurance can be given that further delays will not occur, that Imaggia will gain market acceptance or that product development or warranty expenses will not be higher than anticipated. Achievement of the Company's future revenue plans depends upon the successful market acceptance of the Imaggia system. The Company's revenues and operating results may also fluctuate from quarter to quarter because (i) the Company's sales cycle is relatively long, (ii) the size of orders may vary significantly,
(iii) the availability of financing for customers in some countries is variable,
(iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with miminal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Year 2000:

The Company began evaluating the potential impact of the Year 2000 date conversion on its operations in 1997. This evaluation included three major elements: (i) information technology (IT) systems, (ii) non-IT, or embedded technology systems, and (iii) relationships with its key business suppliers.

For its IT systems, the Company has assessed its hardware and applications (software and operating systems) and has substantially finalized its plans to address all assessed risks. The Company is in the process of completing an upgrade to its IT systems, which among other benefits is intended to ensure that the Company's IT systems are Year 2000 compliant. The Company presently expects this upgrade to be complete by mid-1999.

As a result of its internal evaluation the Company believes that its embedded technology systems are currently Year 2000 compliant. The Company has identified its key business partners and has been advised by them that they have programs in place to ensure that their operations will be Year 2000 compliant in an appropriate timeframe.

The Company believes that it has planned for the most reasonably likely worst case scenarios. It anticipates that its IT systems will be ready for the Year 2000, although it may experience isolated incidences of non-compliance. During 1999 it will continue to follow up with critical business partners to assess their readiness and establish appropriate contingency plans if necessary.

The Company's cost for achieving Year 2000 compliance is part of the cost of an overall upgrade of its information technology systems. The Company estimates that the approximate cost of this upgrade will be $300,000, of which approximately $200,000 was incurred prior to fiscal 1999.

Liquidity and Capital Resources:

Working capital was $17.1 million at December 31, 1998, compared to $17.6 million at September 30, 1998. The Company's inventory levels increased from $10.2 million at September 30, 1998, to $10.9 million at December 31, 1998, primarily due to an increase in Imaggia related inventory. Cash and short-term investments amounted to $4.3 million at December 31, 1998, compared to $5.3 million at September 30, 1998.

Stockholders' equity was $18.2 million at December 31, 1998, compared to $18.6 million at September 30, 1998. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At December 31, 1998, the Company had repurchased 160,500 shares at a cost of $410,000.

The Company's long-term debt to equity ratio was less than 0.01 at December 31, 1998, and September 30, 1998. The Company maintains a $2.5 million unsecured bank line of credit. At December 31, 1998, the line was unused. The credit agreement expires March 31, 1999, and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally funds will be sufficient to fund its working capital requirements in fiscal 1999.

At December 31, 1998, the Company had no material commitments for capital expenditures.

Cautionary Statement:

Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report, in the Company's Form 10-K, in other filings with the Securities and Exchange Commission, in the Company's press releases and in oral statements made to securities market analysts and stockholders, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbour provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected.

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




The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CHECK TECHNOLOGY CORPORATION
                                          -------------------------------------
                                          Registrant



Date    FEBRUARY 12, 1999            /S/   JAY A. HERMAN
    ------------------------------   --------------------------
                                     Jay A. Herman
                                     President and Chief Executive Officer


Date       FEBRUARY 12, 1999         /S/    PAUL W.B. STEPHENSON
    ------------------------------   --------------------------------------
                                     Paul W.B. Stephenson
                                     Vice President, Finance and Administration