Form 10-Q
period 1999-03-31
CHECK TECHNOLOGY CORP
filed 1999-05-17
CIK 350692

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             March 31, 1999
                                ------------------------------------------


Commission file number                     0-10691
                      ----------------------------------------------------

                          CHECK TECHNOLOGY CORPORATION
--------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


            Minnesota                               41-1392000
---------------------------------         --------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


      12500 Whitewater Drive
       Minnetonka, Minnesota                        55343-9420
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)


                             (612) 939-9000
-----------------------------------------------------------------------------
Registrant's telephone number, including area code


                             Not Applicable
-----------------------------------------------------------------------------
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

       Common Stock, $.10 Par Value Shares 6,161,038 as of May 11, 1999.
       -----------------------------------------------------------------

                                     INDEX

                 CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES



Part I. FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed consolidated balance sheets - - March 31, 1999 and September 30, 1998.

                  Condensed consolidated statements of operations - - Three months ended March 31, 1999 and 1998 and six months ended March 31, 1999 and 1998.

                  Condensed consolidated statements of cash flows - - Six months ended March 31, 1999 and 1998.

                  Condensed notes to consolidated financial statements - - March 31, 1999.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Item 3.           Quantitative and Qualitative Disclosures about Market Risk

                  See Market Risk in Management's Discussion and Analysis.


PART II. OTHER INFORMATION

Item 4.           Submission of Matter to a Vote of Security Holders

Item 6.           Exhibits and reports on Form 8-K

SIGNATURES

Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)



                                                                                    March 31,                 September 30,
                                                                                      1999                        1998
                                                                               -------------------        ----------------------
ASSETS

CURRENT ASSETS

      Cash and cash equivalents                                                $     1,554,677            $       2,701,888

      Short-term investments                                                           773,924                    2,582,475

      Accounts receivable less allowance for doubtful accounts of $50,000            4,194,918                    3,446,982

      Inventories

         Raw materials and component parts                                           6,341,039                    6,038,828

         Work-in-process                                                               517,596                      367,160

         Finished Goods                                                              3,864,840                    3,819,433
                                                                               -------------------        ----------------------

                                                                                    10,723,475                   10,225,421

      Deferred income taxes                                                          1,691,156                    1,309,448

      Other current assets                                                             979,706                    1,085,379
                                                                               -------------------        ----------------------

                  TOTAL CURRENT ASSETS                                              19,917,856                   21,351,593

EQUIPMENT AND FIXTURES

      Machinery and equipment                                                        2,032,671                    2,049,557

      Furniture and fixtures                                                         2,013,226                    1,761,984

      Leasehold improvements                                                           314,761                      293,906
                                                                               -------------------        ----------------------
                                                                                     4,360,658                    4,105,447

      Less accumulated depreciation and amortization                                (3,301,131)                  (3,137,533)
                                                                               -------------------        ----------------------

                                                                                     1,059,527                      967,914
                                                                               -------------------        ----------------------

      TOTAL ASSETS                                                              $   20,977,383             $      22,319,507
                                                                               -------------------        ----------------------
                                                                               -------------------        ----------------------



See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                    March 31,                 September 30,
                                                                                      1999                        1998
                                                                               -------------------        -----------------
CURRENT LIABILITIES

      Accounts payable and accrued expenses                                     $       2,439,642         $       2,322,696

      Employee compensation and related taxes                                             520,978                   681,465

      Income taxes payable                                                                241,607                   317,884

      Deferred revenue                                                                    366,274                   385,556

      Current portion of capital lease obligations                                         12,403                    11,721
                                                                               -------------------       ------------------

      TOTAL CURRENT LIABILITIES                                                         3,580,904                 3,717,322

      Capital lease obligations -- less current portion                                    31,045                    35,059
                                                                               -------------------       ------------------

         TOTAL LIABILITIES                                                               3,611,949                3,752,381

STOCKHOLDERS' EQUITY

    Capital Stock


       Common Stock--par value $.10 per share--authorized
       25,000,000 shares; issued and outstanding
       March 31, 1999--6,151,038  shares;
       September 30, 1998--6,178,120 shares                                                615,104                  617,812

    Additional paid in capital                                                          16,858,330               16,938,385

    Accumulated other comprehensive income                                              (1,262,856)                (917,856)

    Retained earnings                                                                    1,154,856                1,928,785
                                                                               -------------------       ------------------

                  TOTAL STOCKHOLDERS' EQUITY                                            17,365,434               18,567,126
                                                                               -------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $       20,977,383        $      22,319,507
                                                                               -------------------       ------------------
                                                                               -------------------       ------------------



See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                      Three Month Period                           Six Month Period
                                                       Ending March 31,                            Ending March 31,
                                                   1999                 1998                   1999                 1998
                                            ------------------   ------------------      -----------------   ------------------
Sales:

     Printing equipment                          1,343,045       $   2,525,089           $   2,963,638         $    4,117,641

     Maintenance, spares and supplies            3,977,155           3,804,059               7,603,105              7,364,247
                                            ------------------   ------------------      -----------------   ------------------

         Net Sales                               5,320,200           6,329,148               10,566,743            11,481,888

Costs and expenses:

     Cost of sales                               2,485,484           2,700,082                4,871,028             4,735,771

     Selling, general and administrative         2,852,247           2,810,500                5,572,451             5,578,506

     Research and Development                      681,298             712,772                1,359,940             1,374,952
                                            ------------------   ------------------      -----------------   ------------------
                                                 6,019,029           6,223,354               11,803,419            11,689,229
                                            ------------------   ------------------      -----------------   ------------------

(Loss) income from system sales and               (698,829)            105,794               (1,236,676)             (207,341)
service

Interest (income)                                  (33,634)            (75,916)                 (85,498)             (170,407)

Unrealized exchange loss (gain)                    118,687              43,908                  124,339                45,369
                                            ------------------   ------------------      -----------------   ------------------

         (Loss) income before taxes               (783,882)            137,802               (1,275,517)              (82,303)

Income taxes                                      (274,000)             50,000                 (446,000)              (22,000)
                                            ------------------   ------------------      -----------------   ------------------

         Net (loss) income                     $  (509,882)       $     87,802           $     (829,517)     $        (60,303)
                                            ------------------   ------------------      -----------------   ------------------
                                            ------------------   ------------------      -----------------   ------------------

(Loss) earnings per common share
      Basic and diluted                      $        (.08)       $       0.01           $        (0.14)      $         (0.01)
                                            ------------------   ------------------      -----------------   ------------------
                                            ------------------   ------------------      -----------------   ------------------

Weighted average number of shares
     and share equivalents outstanding           6,134,216           6,279,534                6,134,405             6,271,047
     during the period

Weighted average number of shares and
     share equivalents outstanding during        6,134,216           6,299,631                6,134,405             6,271,047
     the period - assuming dilution


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                Six Months Ending
                                                                                                    March 31,
                                                                                         1999                        1998
                                                                                   ----------------           -----------------

OPERATING ACTIVITIES

      Net (loss) income                                                            $      (829,517)           $        (60,303)

         Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                                                174,570                     185,040

              Other                                                                         51,426                     124,169

      Changes in operating assets and liabilities:

         Accounts receivable                                                              (894,903)                 (1,087,221)

         Inventories                                                                      (652,113)                 (1,143,881)

         Other current assets                                                             (302,084)                     23,865

         Accounts payable and accrued expenses                                             (30,893)                   (136,043)

         Deferred revenue                                                                  (19,323)                     (6,461)
                                                                                   ----------------           -----------------

NET CASH (USED IN) OPERATING ACTIVITIES                                                 (2,502,837)                 (2,100,835)

INVESTING ACTIVITIES

      Purchase of equipment and fixtures                                                  (268,244)                    (97,619)

      Proceeds from sale of equipment                                                         - -                       38,396

      Purchase of short-term investments                                                  (354,682)                 (4,093,361)

      Proceeds from sale of short-term investments                                       2,163,220                   5,833,980
                                                                                   ----------------           -----------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                1,540,294                   1,681,396

FINANCING ACTIVITIES

      Addition of  capital leases

      (Purchase)  of common stock                                                         (143,043)                   (121,692)

      Repayment of note receivable from stock sale                                          14,804                      10,242

      Repayment of capital leases                                                           (6,077)                    (44,410)
                                                                                   ----------------           -----------------

NET CASH (USED IN)  FINANCING ACTIVITIES                                                  (134,316)                   (155,860)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (50,358)                     (6,598)
                                                                                   ----------------           -----------------

(DECREASE) IN CASH & CASH EQUIVALENTS                                                   (1,147,217)                   (581,897)

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                                            2,701,894                   3,165,601
                                                                                   ----------------           -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $     1,554,677            $      2,583,704
                                                                                   ----------------           -----------------


See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1999

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

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 1999



NOTE B -- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                      Three Month Period                       Six Month Period
                                                       Ended March 31,                          Ended March 31,
                                                   1999                 1998              1999               1998
                                              -----------------    ---------------    --------------     --------------

Numerator:
         Net Income (Loss)                          (509,882)             87,802         (829,517)           (60,303)
                                              -----------------    ---------------    --------------     --------------
         Numerator for basic
         and diluted earnings
         per share - income(loss)
         applicable to common                       (509,882)             87,802         (829,517)           (60,303)
         stockholders
Denominator:
         Denominator for basic earnings
         per share -
            Weighted-average shares                6,134,216           6,279,534        6,134,405          6,271,047

         Effect of dilutive securites:
            Employee stock options                        --              17,292               --                 --
            Employee stock grants                         --              15,608               --                 --
                                              -----------------    ---------------    --------------     --------------
         Dilutive potential common shares                 --   a          32,900               --    a            --    a

            Denominator for diluted
            earnings per share -
              Adjusted weighted-                   6,134,216           6,312,434        6,134,405          6,271,047
              average shares
                                              -----------------    ---------------    --------------     --------------
                                              -----------------    ---------------    --------------     --------------
Earnings (loss) per common share
  basic and diluted                           $         (.08)      $         .01      $      (.14)        $     (.01)
                                              -----------------    ---------------    --------------     --------------
                                              -----------------    ---------------    --------------     --------------


a--No incremental shares related to options are included because the impact would be antidilutive.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March  31, 1999

NOTE C -- Comprehensive Income

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

The components of comprehensive income, net of related tax, for the three and six month periods ended March 31, 1999 and 1998 are as follows:


                                                          Three Month Period                   Six Month Period
                                                           Ending March 31,                    Ending March 31,
                                                         1999              1998             1999               1998
                                                     -------------      -----------     --------------     -------------
Net (loss) income                                    $   (509,882)      $   87,802        $ (829,517)       $   (60,303)

Foreign currency translation adjustments                 (307,805)         (60,425)         (345,000)          (195,136)
                                                     -------------      -----------     --------------     -------------
Comprehensive income                                 $   (817,687)      $   27,377       $(1,174,517)       $  (255,439)
                                                     -------------      -----------     --------------     -------------
                                                     -------------      -----------     --------------     -------------


Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three and six month periods ended March 31, 1999, revenues from the sale of document production equipment declined 47% and 28% respectively, with those of the same period in fiscal 1998, primarily due to reduced sales of the Checktronic product line in Europe and South America and the Foliotronic in North America. Revenue from document production equipment for the quarter included approximately $.6 million from the sale of the Company's Imaggia product line. The Company has held for some time a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic product line has softened in these international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present recessionary environments in Asia, South America and other emerging countries has limited the Company's current opportunities to sell high-end capital equipment into those regions.

For the three and six month periods ended March 31, 1999, revenues from maintenance contracts, spare parts, supplies and consumable items increased 5% and 3% respectively, primarily due to increased volumes of consumable sales.

The gross margin percentage for the three and six month periods ended March 31, 1999, was 53% and 54% respectively, compared to 57% and 59% in the comparable prior year. The decrease was primarily due to the increased component in the revenue mix of the Imaggia product line as compared to the Checktronic product line. The Company anticipates that its gross margin percentage for fiscal 1999 will be somewhat lower than fiscal 1998 as revenue from the Imaggia line constitutes a larger portion of the Company's total revenues.

Operating expenses during the three and six month periods ended March 31, 1999, were flat with those of the comparable quarters a year ago. Net interest income for the three and six month periods ended March 31, 1999, was $34,000 and $85,000 respectively, compared to $76,000 and $170,000 for the comparable prior quarter. The decrease was due to lower cash balances available for investment and lower interest rates.

For the three and six month periods ended March 31, 1999, the Company reported a net loss of ($0.08) and ($0.14) per share as compared to a net earnings of $0.01 and a net loss of ($0.01) per share in the comparable periods last year. The decrease was primarily attributable to the reduction in revenue and gross margins.

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

The Company experiences foreign currency gains and losses, which are reflected on the Company's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange loss for the three and six month periods ended March 31, 1999, was $119,000 and $124,000 respectively, compared to a loss of $44,000 and $45,000 in the comparable periods last year. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

The Company's net investment in its foreign subsidiaries was $8,248,000 and $8,681,000 at March 31, 1999, and September 30, 1998, translated into U.S. dollars at the closing exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign exchange rates is not material. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1998 or in the first six months of fiscal 1999.

Factors Affecting Results of Operations:

The Company is continuing development of the Imaggia system, including improving its overall reliability and robustness. The Company is using the Gemini digital print technology, which has been developed by Delphax Systems, as the print engine for the Imaggia system. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. No assurance can be given that further delays will not occur, that Imaggia will gain market acceptance or that product development or warranty expenses will not be higher than anticipated. Achievement of the Company's future revenue plans depends upon the successful market acceptance of the Imaggia system. The Company's revenues and operating results may also fluctuate from quarter to quarter because (i) the Company's sales cycle is relatively long, (ii) the size of orders may vary significantly,
(iii) the availability of financing for customers in some countries is variable,
(iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

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

Euro Conversion:

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company has prepared for the introduction of the Euro and has evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. The Company believes the Euro conversion will not have a material impact on its financial statements.

Liquidity and Capital Resources:

Working capital was $16.3 million at March 31, 1999, compared to $17.6 million at September 30, 1998. The Company's inventory levels increased from $10.2 million at September 30, 1998, to $10.7 million at March 31, 1999, primarily due to an increase in Imaggia related inventory. Cash and short-term investments amounted to $2.3 million at March 31, 1999, compared to $5.3 million at September 30, 1998.

Stockholders' equity was $17.4 million at March 31, 1999, compared to $18.6 million at September 30, 1998. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At March 31, 1999, the Company had repurchased 170,500 shares at a cost of $434,000.

The Company's long-term debt to equity ratio was less than 0.01 at March 31, 1999, and September 30, 1998. The Company maintains a $2.5 million unsecured bank line of credit. At March 31, 1999, the line was unused. The credit agreement expired March 31, 1999, and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1999.

At March 31, 1999, the Company had no material commitments for capital expenditures.

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

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


The Company held its annual meeting of shareholders on March 18, 1999. The shareholders elected five directors to serve for a term ending in 2000 and until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                             Votes For           Votes Withheld
                                             ----------          --------------
     Robert Reznick                           5,080,662               204,263

     Jay A. Herman                            5,081,662               203,263

     Thomas H. Garrett, III                   5,080,662               204,263

     Gary R. Holland                          5,081,662               203,263

     Oscar Victor                             5,074,162               210,763

The shareholders also approved the selection of Ernst & Young as the Company's independent public accountants for 1999. 5,218,256 votes were cast for the resolution; 54,593 votes were cast against the resolution; 12,076 shares represent votes abstained; 0 shares represent broker non-vote.


Item 6.  Exhibits and Reports on Form 8-K




The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CHECK TECHNOLOGY CORPORATION
                                           ----------------------------
                                           Registrant



Date        May 14, 1999                   /s/ Jay A. Herman
    --------------------------------       ----------------------------
                                           Jay A. Herman
                                           President and Chief Executive Officer


Date         May 14, 1999                  /s/  Vicki J. Duncomb
    --------------------------------       --------------------------------
                                            Vicki J. Duncomb
                                            Controller