Form 10-Q
period 1999-06-30
CHECK TECHNOLOGY CORP
filed 1999-08-16
CIK 350692

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  JUNE 30, 1999
                                ------------------------------------------------


Commission file number                          0-10691
                       ---------------------------------------------------------

                        CHECK TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


            MINNESOTA                                      41-1392000
----------------------------------          ------------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


          12500 WHITEWATER DRIVE
           MINNETONKA, MINNESOTA                                 55343-9420
------------------------------------------                     -----------------
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

     COMMON STOCK,  $.10 PAR VALUE SHARES  6,161,038 AS OF AUG 10, 1999.
     -------------------------------------------------------------------

                                    INDEX

                CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Condensed consolidated balance sheets -- June 30, 1999 and
             September 30, 1998.

             Condensed consolidated statements of operations -- Three months ended June 30, 1999 and 1998 and nine months ended June
             30, 1999 and 1998.

             Condensed consolidated statements of cash flows -- Nine months ended June 30, 1999 and 1998.

             Condensed notes to consolidated financial statements -- June
             30, 1999.


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

Item 6.      Exhibits and reports on Form 8-K

SIGNATURES

Part I.  FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

                                                                                     June 30,      September 30,
                                                                                       1999            1998
                                                                                   ------------    ------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                    $  1,337,489    $  2,701,888
      Short-term investments                                                                 --       2,582,475
      Accounts receivable less allowance for doubtful accounts of $50,000             3,206,830       3,446,982
      Inventories
         Raw materials and component parts                                            6,168,210       6,038,828
         Work-in-process                                                                477,095         367,160
         Finished Goods                                                               4,670,386       3,819,433
                                                                                   ------------    ------------
                                                                                     11,315,691      10,225,421

      Deferred income taxes                                                           1,736,120       1,309,448
      Other current assets                                                              825,117       1,085,379
                                                                                   ------------    ------------
                  TOTAL CURRENT ASSETS                                               18,421,247      21,351,593


EQUIPMENT AND FIXTURES
      Machinery and equipment                                                         2,077,988       2,049,557
      Furniture and fixtures                                                          2,038,144       1,761,984
      Leasehold improvements                                                            313,989         293,906
                                                                                   ------------    ------------
                                                                                      4,430,121       4,105,447

      Less accumulated depreciation and amortization                                 (3,396,008)     (3,137,533)
                                                                                   ------------    ------------
                                                                                      1,034,113         967,914
                                                                                   ------------    ------------
      TOTAL ASSETS                                                                 $ 19,455,360    $ 22,319,507
                                                                                   ------------    ------------
                                                                                   ------------    ------------

See notes to consolidated financial statements.

                                                              June 30,      September 30,
                                                                1999            1998
                                                            ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                 $  2,036,261    $  2,322,696
      Employee compensation and related taxes                    600,534         681,465
      Income taxes payable                                       302,066         317,884
      Deferred revenue                                           395,186         385,556
      Current portion of capital lease obligations                13,013          11,721
                                                            ------------    ------------
      TOTAL CURRENT LIABILITIES                                3,347,060       3,717,322

      Capital lease obligations -- less current portion           29,281          35,059
                                                            ------------    ------------
         TOTAL LIABILITIES                                     3,376,341       3,752,381

STOCKHOLDERS' EQUITY
    Capital Stock

       Common Stock--par value $.10 per share--authorized
       25,000,000 shares; issued and outstanding
       June 30, 1999--6,151,038  shares;                         615,104         617,812
       September 30, 1998--6,178,120 shares
    Additional paid in capital                                16,858,330      16,938,385
    Accumulated other comprehensive income                    (1,355,841)       (917,856)
    Retained earnings                                            (38,574)      1,928,785
                                                            ------------    ------------

                  TOTAL STOCKHOLDERS' EQUITY                  16,079,019      18,567,126
                                                            ------------    ------------
                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 19,455,360    $ 22,319,507
                                                            ------------    ------------
                                                            ------------    ------------

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three Month Period               Nine Month Period
                                                   Ending June 30,                 Ending June 30,

                                                1999            1998            1999            1998
                                            ------------    ------------    ------------    ------------
Sales:
     Printing equipment                     $    814,680    $  2,719,679    $  3,778,318    $  6,837,320
     Maintenance, spares and supplies          3,405,071       3,613,927      11,008,176      10,978,174
                                            ------------    ------------    ------------    ------------
         Net Sales                             4,219,751       6,333,606      14,786,494      17,815,494

Costs and expenses:
     Cost of sales                             2,037,063       2,753,528       6,908,091       7,489,299
     Selling, general and administrative       2,657,671       2,717,117       8,230,122       8,295,623
     Research and Development                    650,566         693,234       2,010,506       2,068,186
                                            ------------    ------------    ------------    ------------
                                               5,345,300       6,163,879      17,148,719      17,853,108
                                            ------------    ------------    ------------    ------------
(Loss) income from system sales and           (1,125,549)        169,727      (2,362,225)        (37,614)
service

Interest (income)                                (13,190)        (81,402)        (98,688)       (251,809)
Unrealized exchange loss (gain)                   57,726         (38,960)        182,065           6,409
                                            ------------    ------------    ------------    ------------
         (Loss) income before taxes           (1,170,085)        290,089      (2,445,602)        207,786

Income taxes                                      45,000         102,000        (401,000)         80,000
                                            ------------    ------------    ------------    ------------
                                            ------------    ------------    ------------    ------------
         Net (loss) income                  $ (1,215,085)   $    188,089    $ (2,044,602)   $    127,786
                                            ------------    ------------    ------------    ------------
                                            ------------    ------------    ------------    ------------

(Loss) earnings per common share
      Basic and diluted                     $       (.20)   $        .03    $       (.33)   $        .02
                                            ------------    ------------    ------------    ------------
                                            ------------    ------------    ------------    ------------
Weighted average number of shares
      and share equivalents outstanding        6,130,038       6,281,005       6,132,949       6,274,366
      during the period

Weighted average number of shares and
      share equivalents outstanding during     6,130,038       6,294,409       6,132,949       6,293,769
      the period - assuming dilution

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                     Nine Months Ending
                                                                                          June 30,
                                                                                     1999          1998
                                                                                 -----------    -----------
OPERATING ACTIVITIES
      Net (loss) income                                                          $(2,044,602)   $   127,786
         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                          267,581        259,697
              Other                                                                   71,152        164,373
      Changes in operating assets and liabilities:
         Accounts receivable                                                          42,536         12,260
         Inventories                                                              (1,317,379)    (1,275,234)
         Other current assets                                                       (177,270)      (158,773)
         Accounts payable and accrued expenses                                      (288,402)      (399,420)
         Deferred revenue                                                             10,219        825,818
                                                                                 -----------    -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                           (3,436,165)      (443,493)

INVESTING ACTIVITIES
      Purchase of equipment and fixtures                                            (333,370)      (138,194)
      Proceeds from sale of equipment                                                     --         39,132
      Purchase of short-term investments                                          (1,765,828)    (5,496,498)
      Proceeds from sale of short-term investments                                 4,365,897      8,500,142
                                                                                 -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                          2,266,699      2,904,582

FINANCING ACTIVITIES
      (Purchase)  of common stock                                                   (143,043)      (198,692)
      Repayment of note receivable from stock sale                                    14,804         10,242
      Repayment of capital leases                                                     (9,340)       (55,626)
                                                                                 -----------    -----------
NET CASH (USED IN) FINANCING ACTIVITIES                                             (137,579)      (244,076)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (57,354)       (28,198)
                                                                                 -----------    -----------
(DECREASE) IN CASH & CASH EQUIVALENTS                                             (1,364,399)     2,188,815

CASH & CASH EQUIVALENTS AT BEGINNING  OF YEAR                                      2,701,888      3,165,601
                                                                                 -----------    -----------
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,337,489    $ 5,354,416
                                                                                 -----------    -----------
                                                                                 -----------    -----------

See notes to consolidated financial statements

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999

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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999

NOTE B - - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Month Period            Nine Month Period
                                                Ended June 30,               Ended June 30,
                                             1999           1998          1999           1998
                                         -----------    -----------   -----------    -----------
Numerator:
         Net Income (Loss)               $(1,215,085)   $   188,089   $(2,044,602)   $   127,786
                                         -----------    -----------   -----------    -----------
         Numerator for basic and
         diluted earnings per share -
          income(loss) to
          common stockholders             (1,215,085)       188,089    (2,044,602)       127,786
Denominator:
         Denominator for basic
         earnings per share -
            Weighted-average shares        6,130,038      6,281,005     6,132,949      1,274,366

         Effect of dilutive securites:
            Employee stock options                --         13,404            --         13,570
            Employee stock grants                 --             --            --          5,833
                                         -----------    -----------   -----------    -----------
         Dilutive potential common
         shares                                   -- a       13,404            -- a       19,403

         Denominator for diluted
         earnings per share -
             Adjusted weighted-            6,130,038      6,294,409     6,132,949      6,293,769
             average shares
                                         -----------    -----------   -----------    -----------
                                         -----------    -----------   -----------    -----------

Earnings (loss) per common share
  basic and diluted                      $      (.20)   $       .03   $      (.33)   $       .02
                                         -----------    -----------   -----------    -----------
                                         -----------    -----------   -----------    -----------

a--No incremental shares related to options are included because the impact would be antidilutive.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 1999

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

The components of comprehensive income, net of related tax, for the three and nine month periods ended June 30, 1999 and 1998 are as follows:

                                               Three Month Period             Nine Month Period
                                                 Ending June 30,               Ending June 30,
                                               1999           1998           1999           1998
                                           -----------    -----------    -----------    -----------
Net (loss) income                          $(1,215,085)   $   188,089     (2,044,602)   $   127,786

Foreign currency translation adjustments       (92,985)      (134,730)      (437,985)      (329,866)
                                           -----------    -----------    -----------    -----------
Comprehensive income                       $(1,308,070)   $    53,359    $(2,482,587)   $  (202,080)
                                           -----------    -----------    -----------    -----------
                                           -----------    -----------    -----------    -----------

Item 2
Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company's revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three and nine month periods ended June 30, 1999, revenues from the sale of document production equipment declined 70% and 45% respectively, with those of the same period in fiscal 1998. The decline is primarily because the Company did not sell any Imaggia system's in this quarter and because of reduced sales of the Checktronic and Foliotronic in Latin America. The Company has orders for its Imaggia system, which it expects to ship in the fourth quarter. With respect to the Checktronic equipment, the Company has held for some time a dominant position in many of the international markets in which it is sold. Demand for the Checktronic product line has softened in these international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present recessionary environments in Asia, South America and other emerging countries has limited the Company's current opportunities to sell high-end capital equipment into those regions.

For the three month period ended June 30, 1999, revenues from maintenance contracts, spare parts, supplies and consumable items decreased 6% and remained flat for the nine month period ended June 30, 1999, primarily due to the timing of purchase of supplies and consumables by certain major customers.

The gross margin percentage for the three and nine month periods ended June 30, 1999, was 52% and 53% respectively, compared to 57% and 58% in the comparable prior year. The decrease was primarily due to the increased component in the revenue mix of the Imaggia product line as compared to the Checktronic product line. The Company anticipates that its gross margin percentage for fiscal 1999 will be somewhat lower than fiscal 1998 as the system and supplies and consumable sales mix of the Company's various product lines constitutes the Company's total revenues.

Operating expenses during the three and nine month periods ended June 30, 1999, declined 3% and 1% respectively with those of the comparable quarters a year ago. Net interest income for the three and nine month periods ended June 30, 1999, was $13,000 and $99,000 respectively, compared to $81,000 and $252,000 for the comparable prior quarter. The decrease was due to lower cash balances available for investment.

For the three and nine month periods ended June 30, 1999, the Company reported a net loss of ($0.20) and ($0.33) per share as compared to a net earnings of $0.03 and $0.02 per share in the comparable periods last year. The decrease was primarily attributable to the reduction in revenue.

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

The Company experiences foreign currency gains and losses, which are reflected on the Company's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the

Company's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange loss for the three and nine month periods ended June 30, 1999, was $58,000 and $182,000 respectively, compared to a gain of $39,000 and a loss of $6,000 in the comparable periods last year. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

The Company's net investment in its foreign subsidiaries was $8,342,000 and $8,681,000 at June 30, 1999, and September 30, 1998, translated into U.S. dollars at the closing exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign exchange rates is not material. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1998 or in the first nine months of fiscal 1999.

Factors Affecting Results of Operations:

The Company is continuing development of the Imaggia system, including improving its overall reliability and performance. The Company is using the Gemini digital print technology, which has been developed by Delphax Systems, as the print engine for the Imaggia system. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. No assurance can be given that further delays will not occur, that Imaggia will gain market acceptance or that product development or warranty expenses will not be higher than anticipated. Achievement of the Company's future revenue plans depends upon the successful market acceptance of the Imaggia system. The Company's revenues and operating results may also fluctuate from quarter to quarter because (i) the Company's sales cycle is relatively long, (ii) the size of orders may vary significantly,
(iii) the availability of financing for customers in some countries is variable,
(iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and effect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Year 2000:

The Company began evaluating the potential impact of the Year 2000 date conversion on its operations in 1997. This evaluation included three major elements: (i) information technology (IT) systems, (ii) non-IT, or embedded technology systems, and (iii) relationships with its key business suppliers.

For its IT systems, the Company has assessed its hardware and applications (software and operating systems) and has substantially finalized its plans to address all assessed risks. The Company is in the process of completing an upgrade to its IT systems, which among other benefits is intended to ensure that the Company's IT systems are Year 2000 compliant. The Company presently expects this upgrade to be complete by fall of 1999.

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

Liquidity and Capital Resources:

Working capital was $15.0 million at June 30, 1999, compared to $17.6 million at September 30, 1998. The decline is primarily due to changes in inventory levels and cash balances. The Company's inventory levels increased from $10.2 million at September 30, 1998, to $11.3 million at June 30, 1999, primarily due to an increase in Imaggia related inventory. Cash and short-term investments amounted to $1.3 million at June 30, 1999, compared to $5.3 million at September 30, 1998. The reduction in cash and short-term investments is due to the net loss during the nine month period ended June 30, 1999 and the increase in the Imaggia inventory.

Stockholders' equity was $16.1 million at June 30, 1999, compared to $18.6 million at September 30, 1998. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. Through March 31, 1999, the Company had repurchased 170,500 shares at a cost of $434,000, no shares were purchased during the quarter ended June 30, 1999.

The Company's long-term debt to equity ratio was less than 0.01 at June 30, 1999, and September 30, 1998. The Company maintains a $2.5 million unsecured bank line of credit which expires March 31, 2000. At June 30, 1999, the line was unused. The Company believes that its current capital resources, unused financing source, and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 1999.

At June 30, 1999, the Company had no material commitments for capital expenditures.

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

The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CHECK TECHNOLOGY CORPORATION
                                       Registrant



Date      Aug. 16, 1999                /s/ Jay A. Herman
    --------------------------         -------------------------------------
                                       Jay A. Herman
                                       President and Chief Executive Officer


Date      Aug. 16, 1999                /s/ Vicki J. Duncomb
    --------------------------         -------------------------------------
                                       Vicki J. Duncomb
                                       Controller