Form 10-K405
period 1999-09-30
CHECK TECHNOLOGY CORP
filed 1999-12-23
CIK 350692

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

Commission File Number: 0-10691

CHECK TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1392000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12500 Whitewater Drive, Minnetonka, Minnesota	55343-9420
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (612) 939-9000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.10 par value)
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 60 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /x/

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $14,337,672 at December 1, 1999 when the closing price of such stock, as reported by NASDAQ, was $2.44.

    There were 6,152,995 shares outstanding of Registrant's $.10 par value common stock as of December 1, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the definitive proxy statement to be filed with the Commission within 120 days after the end of the registrant's fiscal year are incorporated by reference into Part III

    This Form 10-K consists of 45 pages (including exhibits). The index is set forth on page 15.

ITEM 1.  BUSINESS

Company Background

    Check Technology Corporation (the Company) was formed in 1981 to design and manufacture a sophisticated printing system. The original product concept for the Company was a computerized financial document production system, which integrated many of the functions required for the production of checkbooks. These functions included (i) automatic collation of checkbook components, (ii) high quality alphanumeric and graphics printing for customer personalization and bank address, and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks. Shipments of its first system, the Model 2000 Checktronic®, began in 1983.

    Within a short time after the introduction of the Checktronic system, the Company recognized the product's applicability in such areas as insurance claim production and centralized funds disbursements. The latter includes payroll and accounts payable checks. The Company calls these "Checkwriting" applications. Checkwriting typically requires a high level of security (e.g., secure operator access and the ability to produce an audit trail after a batch of checks is produced). The Company developed sophisticated control software/hardware, which met these stringent operating requirements. This security capability is offered as an option on many of the Company's systems and differentiates the Company's products from many competitors' products.

    The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above was found to result in the cost effective production of the small check order sizes common to most markets outside the United States. The production cost reductions for orders of 25-100 checks, as well as the improvement in printing quality, created a demand for the Company's systems in many international markets. In order to manage this demand and to provide the necessary technical support of the products after installation in the field, the Company opened its first subsidiary, Check Technology Limited, in England in 1983. The Company opened its French and Australian subsidiaries in 1987. At September 30, 1999, the Company had an installed base of over 400 systems located in 51 countries.

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

    Cut Sheet Production Systems. During fiscal 1998, the Company launched commercially the Imaggia MG20® product. Designed to respond to the changing demands of security printers and on-demand applications worldwide, the Imaggia system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Company's other cut-sheet system is the Checktronic series. The Checktronic series uses a combination of ion-deposition and impact technology. The Company markets four Checktronic models to customers with medium to high volume folio production, insurance claim, and fulfillment and disbursement applications. The Model 1750X operates at a rated speed of 45 pages per minute, while the Models 2100X, 4000X and 4500X operate at 60, 90 and 120 pages per minute, respectively. The Checktronic series can be purchased with advanced security/audit capability. The Company's Checktronic systems provide their owners with the flexibility, reliability and consistency to produce high quality documents while reducing production costs. In April 1999, the Company completed an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to private label, sell, and service the PS75 MICR product. In addition, the Company obtained certain definable rights to private label, sell and service other Océ high-performance sheet-fed MICR and non-MICR printing systems.

    Continuous Form Production Systems. The Company's CheckPrinter series consists of continuous form systems. These systems are available as either stand-alone MICR printers or as tandem systems. The Model 930 and Model 960 operate at over 300 and 600 documents per minute, respectively. These two models utilize impact technology to produce high quality MICR characters.

    Finishing Units. In addition to the document production systems, the Company offers a finishing system to complement its cut-sheet product line. The Foliotronic® system incorporates a blend of proven concepts with new designs and advanced microprocessor controls. The Foliotronic system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with the Company's electronic production systems, the Foliotronic system enables customers with folio production applications to transform blank paper stock into finished books.

    Service and Maintenance. Service and maintenance revenue results from the sale of maintenance contracts, the sale of proprietary consumable and supply items and the sale of spare parts to customers who have purchased the Company's equipment. Supplies are operating materials that are consumed during normal operation of the Company's systems. Examples of these supplies are MICR ribbon consumed in the printing of each MICR code line and toner, which is consumed in the personalization of each document. The Company believes that its service network and spare parts business operated profitably for the years ended September 30, 1999, 1998 and 1997, based upon the economies of scale achieved from the expansion of the installed base of the Company's financial document production equipment.

    The Company employs customer engineers at each of its operating units. For customers who purchase maintenance contracts after the warranty period, which typically is 90 days from customer acceptance of a system, the Company provides ongoing customer support through its service network, for which it charges for time and materials on an annual service contract basis. Some customers elect to provide their own maintenance and service on the system they have purchased. Historically, warranty service expense has not been significant to the Company after the initial units of a new product have been placed with customers. While the Company believes it will have a similar experience with the Imaggia, it does not yet have the experience base to determine if this will be the case.

Sales and Marketing

    Organization. The Company's system sales are made predominately through direct sales personnel based in the United States and abroad. Marketing activities for the Company and its subsidiaries are centralized at the Company's headquarters in Minnetonka, Minnesota, USA. These activities include the development and implementation of product pricing, advertising and public relations strategies. In addition, the Company utilizes market research and market development resources in order to anticipate changes in the Company's competitive environment.

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

    Checkwriting activities have been affected by alternative payment technologies. These substitutes include Electronic Funds Transfer (EFT) and Electronic Data Interchange (EDI). Although these alternatives comprise only a small percentage of total payment transactions in the United States, they are expected to have an increasingly significant impact on U.S. disbursement activities over the next ten years.

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

Competition

    The Company's products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of the Company's competitors are well established and have significantly greater access to financial, technical and personnel resources. The Company believes that the sale of the Imaggia family of check production systems is critical to its ability to remain competitive in the markets it serves. See "Research and Development."

    Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul, Minnesota), John H. Harland Company (Decatur, Georgia), and Clarke American (San Antonio, Texas), all of which are customers of Check Technology Corporation. Competitive standards for alphanumeric print quality, MICR print quality and delivery time in this segment are established by these major players. All of these market standards must be met or surpassed by any new market competitor or production technology in order to capture a substantial share of the United States personal check market. To date, the Company has been able to establish itself only in the production of new account kits, money market checkbooks and other applications which do not require offset or letterpress quality. The Imaggia family of check production systems has been designed to provide entry into the U.S. check production market. See "Research and Development."

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

    The centralized high volume production of insurance claims and check disbursements does not require extensive collation. For this reason, the Company finds many competitors in this market segment. Specific competitors include Xerox, Siemens, Troy, and IBM (United States). The Company's products offer security and audit control, which for companies that generate many checks is a significant advantage as it restricts unauthorized access to data printed on Check Technology systems. The Company's security/audit capability also physically tracks the total number of documents printed and maintains a running total of the dollar amounts printed in each run.

Backlog

    At December 1, 1999, the Company had a backlog of approximately $4,082,000 as compared to a backlog of $3,000,000 as of December 1, 1998. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company's backlog as of any particular date may not be representative of the Company's actual sales for any succeeding fiscal period. The Company's equipment is manufactured to orders received, and to date the Company has never been in a position where it was unable to meet a scheduled shipment date because of excessive order backlog. During fiscal year 1999, there were periods when the Company had only a nominal backlog. The Company expects that it will continue to have periods during which there will be little or no backlog.

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

    The non-impact alphanumeric printers and associated spare parts and consumables for both theChecktronic and the Imaggia systems are supplied to the Company by Delphax Systems, which has its manufacturing facilities in Toronto, Canada. Delphax has been the supplier of the printers used in the Company's systems since the Company's inception. Xerox, one of the Company's competitors, owned a one third partnership interest in Delphax for many years and in November 1997 acquired the remaining equity of Delphax. In connection with this acquisition, Xerox has advised the Company that its intention is to have Delphax comply with all of Delphax's existing contractual obligations to the Company, that Xerox hopes to expand Delphax's relationship with the Company in the future and that Xerox does not anticipate that the competitive relationship between the Company and Xerox will be a factor in the relationship of Delphax with the Company. The expressed intentions of Xerox could change to the detriment of the Company. No assurance can be given at this time that the Company will be able to secure a replacement source of supply for the alphanumeric printers supplied by Delphax.

Research and Development

    Since its formation, the Company's research and development activities have been focused on the development of computerized printing systems capable of producing on a precision basis financial documents at required speeds and volumes. The Company is completing development of a new family of check production systems, called Imaggia, which is targeted at the high volume U.S. check market as well as offering potential for increasing the Company's international business. The Company is using Delphax Systems Gemini digital printing technology as the initial print engine for the Imaggia system. Delays occurred in introducing the system, due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, were outside of the Company's control. No assurances can be given that the product will be successful in the market place or that further product engineering delays will not occur.

    During fiscal 1999 the Company has continued product engineering on the Imaggia system to improve its performance to meet market demands. The Company expects that product engineering efforts seeking further improvements and enhancements will be ongoing. The Company has also continued product engineering on its established product lines. The Company's research and development expenditures were $2,710,000, $2,728,000 and $2,521,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

Employees

    As of December 1, 1999, the Company had 182 full-time employees, including 35 in executive and administrative positions, 32 in electronic engineering and product development, 25 in manufacturing, 13 in sales and marketing and 77 in customer service.

    Many of the Company's employees are highly skilled, and the Company's future success will depend in part upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company's corporate and manufacturing offices are located in Minnetonka, a suburb of Minneapolis, Minnesota. The company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $410,000, increasing to $481,000 on September 15, 2005, and thereafter, plus operating expenses and real estate taxes.

    In addition, the Company leases office space for its European sales and service center in Crawley, England under a lease which expires in 2013 and provides for annual lease payments of $191,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses. The Company leases smaller office premises for its operations in Australia and France.

    The Company believes that its current arrangements for facilities are adequate to meet its present needs and those for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    Neither the Company nor its subsidiaries are a party to, nor is any of their property the subject of, any material pending legal proceedings. From time to time, the Company and its subsidiaries receive complaints from customers with respect to product performance and occasionally such complaints evolve into litigation. The Company regards these matters as routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

Executive Officers of the Company

    The names and ages of all of the Company's executive officers and the positions held as of the date of this report are:

Name	Position	Age
Jay A. Herman	President and Chief Executive Officer	52
Peter J. Wood	Vice President of Engineering	57
Dieter P. Schilling	Vice President of Operations and Customer Service	44
Rob Barniskis	Vice President—Chief Financial Officer	36

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

    Rob Barniskis joined the Company as Chief Financial Officer in November 1999. Prior to joining the Company, Mr. Barniskis spent 14 years in various financial roles within Rosemount Inc., a wholly owned subsidiary of Emerson Electric Company. He was Finance Director, Americas, of Rosemount's Measurement Division from 1998 to 1999. Between 1996 and 1998, Mr. Barniskis was Finance Director, Asia Pacific, for Fisher-Rosemount Systems, Inc., based in Singapore. Previous to this, Mr. Barniskis was Director of Finance and MIS for Kay-Ray/Sensall, Inc., a wholly owned subsidiary of Rosemount Inc., from 1993 to 1995.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "CTCQ." The following table sets forth for the periods indicated the range of high and low closing prices per share as reported by Nasdaq. The Nasdaq bid quotations represent inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions.

	High		Low
Year Ended September 30, 1999
First Quarter	$3	7/8	$2	3/16
Second Quarter	$3		$2	1/8
Third Quarter	$2	9/16	$1	1/2
Fourth Quarter	$3	3/16	$2	3/16
Year Ended September 30, 1998
First Quarter	$5	3/8	$3	1/8
Second Quarter	$5	1/2	$3	11/16
Third Quarter	$5	3/8	$3	3/8
Fourth Quarter	$4	5/16	$1	1/2

Stock Repurchase Program

    In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. At September 30, 1999, the Company had repurchased 170,500 shares at a cost of $434,400.

Holders

    As of December 1, 1999, the Company had 359 holders of Common Stock of record.

Dividends

    The holders of Common Stock are entitled to receive dividends when and as declared by the Company's Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended	September 30, 1999	September 30, 1998	September 30, 1997	September 30, 1996	September 30, 1995
Consolidated Statement of Operations Data:
Net sales	$22,308,000	$23,739,528	$22,866,676	$24,718,974	$24,360,654
Net (loss)income	(1,614,387)	198,862	325,979	2,245,713	2,052,986
(Loss) earnings per common share	(0.26)	0.03	0.05	0.36	0.34
(Loss) earnings per common share assuming dilution	(0.26)	0.03	0.05	0.36	0.33
Weighted average number of shares outstanding during the period(1)	6,129,225	6,273,756	6,224,797	6,170,778	6,007,917
Weighted average number of shares and equivalents outstanding during the period—assuming dilution(2)	6,129,225	6,289,872	6,295,073	6,286,049	6,178,377

Year Ended	September 30, 1999	September 30, 1998	September 30, 1997	September 30, 1996	September 30, 1995
Consolidated Balance Sheet Data:
Working capital	$15,736,047	$17,634,271	$17,588,576	$17,310,488	$14,585,803
Total assets	20,455,869	22,319,507	22,971,493	22,277,856	20,103,557
Long-term liabilities	0	35,059	78,903	55,615	106,405
Stockholders' equity	16,706,060	18,567,126	18,679,662	18,408,486	15,692,230

(1)
Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock.

(2)
Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

Results of Operations

    The Company's revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 1999 (fiscal 1999), sales of document production equipment decreased 15% over the year ended September 30, 1998 (fiscal 1998), compared to an increase of 16% in fiscal 1998 over the year ended September 30, 1997 (fiscal 1997). The decrease in fiscal 1999 arose primarily from the strategic decision to limit sales of its new Imaggia product, as well as lower Checktronic sales in Latin America and Asia. The Company completed the sale of seven Imaggia systems in fiscal 1999, compared to five in fiscal 1998, and has orders for its Imaggia system, which it expects to ship in fiscal 2000. With respect to the Checktronic equipment, the Company has held for some time a dominant market position in many of the international markets in which the Checktronic is sold. As a result of that dominant position demand for the Checktronic  product line has softened in these established international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present recessionary environments in Asia, South America, and other emerging markets has limited the Company's current opportunities to sell high-end capital equipment into those regions. The increase in fiscal 1998 was due primarily to the first sales of the Company's new Imaggia  product, together with increased Checktronic sales into Latin America, offset by reduced sales by the Company's Australian and United Kingdom subsidiaries.

    Revenues from maintenance contracts, spare parts, supplies, and consumable items decreased less than 1% in fiscal 1999 over fiscal 1998 compared to a 3% decrease in fiscal 1998 over fiscal 1997. The decreases in both fiscal 1999 and fiscal 1998 were primarily due to a reduction in maintenance and consumables revenue from Pacific Rim customers.

    The gross margin percentage in fiscal 1999 was 53% compared to 58% in fiscal 1998 and 60% in fiscal 1997. The decreases are primarily due to differences in product mix, increased pricing pressures for the Company's traditional products, and costs associated with the Imaggia product line. The Company anticipates that its gross margin percentage in fiscal 2000 may be somewhat lower than fiscal 1999 as revenue from the Imaggia and Océ lines constitute a larger portion of the Company's revenues.

    Selling, general, and administrative expenses were flat in fiscal 1999 as compared to fiscal 1998 and fiscal 1997.

    Research and development expenses were flat in fiscal 1999 compared to fiscal 1998 and increased 8% in fiscal 1998 over fiscal 1997. The increase in fiscal 1998 was primarily due to increased expenditures on the Company's Imaggia product development program.

    Net interest income was $114,000 in fiscal 1999 compared to $334,000 in fiscal 1998 and $389,000 in fiscal 1997. The decreases in both fiscal 1999 and fiscal 1998 were due to lower cash balances available for investment and lower interest rates.

    The Company recorded an income tax benefit of 17% in fiscal 1999 compared to income tax expense of 33% in fiscal 1998 and 32% in fiscal 1997. The 1999 income tax benefit reflects the recording of $261,000 in deferred tax assets from the net operating loss generated in fiscal 1999. Despite the reported cumulative net loss for fiscal 1999, the Company believes recorded net deferred tax assets are more likely than not to be recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals. The Company believes it will generate sufficient future taxable income to recover its net deferred tax assets from increased sales of its Imaggia  product line, sales of the Océ product line and continued sales of maintenance, spares, and supplies. Further information about income taxes is provided in Note B to the consolidated financial statements.

    Net loss for the year amounted to ($0.26) per share compared to net income of $0.03 per share in fiscal 1998 and net income of $0.05 per share in fiscal 1997. The net loss in fiscal 1999 was primarily due to the decrease in the level of document production systems revenue, the effect of reduced gross margins, and the unfavorable effects of foreign currency exchange rate fluctuations. The decrease in fiscal 1998 was due to the effect of reduced gross margins and increased research and development expenditures, offset by the favorable effects of foreign currency exchange rate fluctuations.

Market Risk

    The Company presently has three foreign subsidiaries, located in England, France, and Australia, does business in 51 countries, and generates approximately 80% of its revenue from outside North America. The Company's ability to sell its products in these foreign markets may be affected by changes in economic, political, or market conditions in the foreign markets in which it does business.

    The Company experiences foreign currency gains and loss, which are reflected on the Company's income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company's three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange loss arising from this was $120,000 in fiscal 1999, compared to a gain of $132,000 in fiscal 1998 and a loss of $72,000 in fiscal 1997. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

    The Company's net investment in its foreign subsidiaries was $8,443,000 and $8,681,000 at September 30, 1999, and 1998 translated into U.S. dollars using the year end exchange rates. The potential loss value resulting from a hypothetical 10% change in foreign currency exchange rates is not material in 1999 and 1998. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1999 and 1998.

Factors Affecting Results of Operations

    The Company is continuing development of the Imaggia system, including improving its overall reliability and performance. The Company is using the Gemini digital print technology, which has been developed by Delphax Systems, as the print engine for the Imaggia system. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine's toner formulation, which are outside of the Company's control. No assurance can be given that further delays will not occur, that Imaggia will gain market acceptance or that product development or warranty expenses will not be higher than anticipated. Achievement of the Company's future revenue plans depends upon the successful market acceptance of the Imaggia system. The Company's revenues and operating results may also fluctuate from quarter to quarter because (i) the Company's sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Year 2000

    The Company began evaluating the potential impact of the Year 2000 date conversion on its operations in 1997. This evaluation included three major elements: (i) information technology (IT) systems, (ii) non-IT, or embedded technology systems, and (iii) relationships with its key business suppliers. For its IT systems, the Company has assessed its hardware and applications (software and operating systems) and has substantially finalized its plans to address all assessed risks. The Company believes that it has planned for the most reasonably likely worst case scenarios. It anticipates that its IT systems will be ready for the Year 2000, although it may experience isolated instances of non-compliance. During 1999 the Company has continued to follow up with critical business partners to assess their readiness and establish appropriate contingency plans if necessary. The Company's cost for achieving Year 2000 compliance is part of the cost of an overall upgrade of its information technology systems. The Company completed this upgrade in 1999 at an approximate cost of $300,000, of which approximately $200,000 was incurred prior to fiscal 1999.

Euro Conversion

    On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro is January 1, 1999 to January 1, 2002. The Company has prepared for the introduction of the Euro and has evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. The Company believes the Euro conversion will not have a material impact on its financial statements.

Liquidity and Capital Resources

    Working capital was $15.7 million at September 30, 1999, compared to $17.6 million at September 30, 1998. The decline is primarily due to changes in inventory levels and cash balances. The Company's inventory levels increased from $10.2 million at September 30, 1998, to $10.5 million at September 30, 1999, primarily due to an increase in Imaggia related inventory. Cash and short-term investments amounted to $3.0 million at September 30, 1999, compared to $5.3 million at September 30, 1998. The reduction in cash and short-term investments is due to the net loss during the first three fiscal quarters and the increase in the Imaggia inventory. Stockholders' equity was $16.7 million at September 30, 1999, compared to $18.6 million at September 30, 1998. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At September 30, 1999, the Company had repurchased 170,500 shares at a cost of $434,000. Stockholders' equity was also affected in 1999 by a negative change of $266,000 in the foreign currency adjustment arising from the translation of the assets and liabilities of the Company's subsidiaries from their functional currencies to U.S. dollars.

    The Company's long-term debt to equity ratio was less than 0.01 at September 30, 1999, and September 30, 1998. The Company maintains a $2.5 million unsecured bank line of credit. At September 30, 1999, the line was unused. The credit agreement expires March 31, 2000, and the Company expects to negotiate a new bank line of credit. The Company believes that its current capital resources, unused financing source, and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 2000.

    At September 30, 1999, the Company had no material commitments for capital expenditures.

Cautionary Statement

    Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Company's Annual Report, in the Company's Form 10-K, in other filings with the Securities and Exchange Commission, in the Company's press releases and in oral statements made to securities market analysts and stockholders, which are not historical or current facts, are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Examples of such forward-looking statements include: (i) the last paragraph under the heading "Business—Research and Development" concerning the development and timing of the introduction of the Imaggia system, (ii) the last sentence of the second paragraph under the subheading "Market Risk" concerning unrealized gains or losses from foreign operations, and (iii) the last sentence of the second paragraph under the subheading "Liquidity and Capital Resources" concerning adequacy of working capital. The factors mentioned under the subheading "Factors Affecting Results of Operations" are among those that in some cases have affected and in the future could affect the Company's actual results and could cause the Company's actual financial performance to differ materially from that expressed in any forward-looking statement.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the section entitled "Election of Directors" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 2000, and filed with the Securities and Exchange Commission.

    Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company's common stock.

ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

    Reference is made to the section entitled "Executive Compensation" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 2000, and filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the section entitled "Principal Holders of CTC Capital Shares" included in the Company's definitive proxy statement to be mailed to stockholders on or about January 31, 2000, and filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

    The following consolidated financial statements of Check Technology Corporation and subsidiaries are submitted in a separate financial statement section of this report.

Financial Statement Schedules

Number	Description	Page
Schedule II	Valuation and Qualifying Accounts and Reserves	38

    All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

Reports of Form 8-K.

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1999

Exhibits

Number	Description	Page or Incorporated by Reference From
3.1	Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for fiscal year ended September 30, 1987
3.2	Amended Bylaws	Exhibit 3.2 to Form 10-K for fiscal year ended September 30, 1994
4.1	Specimen of the Company's Common Stock Certificates	Exhibit 4(b) to Registration Statement on Form S-1 (No. 2-97193)
4.2	Statement of Rights and Preferences Of Capital Stock	Exhibit A to Current Report on Form 8-K dated May 15, 1990
10.1	Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985
10.2	Bank Line of Credit Agreement, As amended, effective March 31, 1999	39
10.3	1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 1986
10.4	Form of Indemnification Agreement that the Company has entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes Section 302A.521 and the Company Bylaw provisions (which are substantially identical to the statute)	Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 1987
10.5	Employment Agreement as of October 1, 1994, between the Company and Jay A. Herman	Exhibit 10.7 to Form 10-K for fiscal year ended September 30, 1994
10.6	1991 Stock Plan	Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 1991
10.7	Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 1994
10.8	1997 Stock Plan	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 1997
10.9	Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 1997
11	Computation of Per Share Earnings	43
21	List of Subsidiaries	44
23.1	Consent of Independent Auditors	45

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION
Dated:	December 16, 1999	By:	/s/ JAY A. HERMAN Jay A. Herman President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT REZNICK Robert Reznick	Chairman of the Board	December 16, 1999
/s/ JAY A. HERMAN Jay A. Herman	President, Director (Principal Executive Officer)	December 16, 1999
/s/ ROB BARNISKIS Rob Barniskis	Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	December 16, 1999
/s/ GARY HOLLAND Gary Holland	Director	December 16, 1999
/s/ THOMAS H. GARRETT III Thomas H. Garrett III	Director	December 16, 1999
/s/ OSCAR VICTOR Oscar Victor	Director	December 16, 1999

Annual Report on Form 10-K
Item 8, Item 14(a)(1) and (2), (c), and (d)
List of Financial Statements and Financial Statement Schedules
Financial Statement Schedules
Certain Exhibits

    Year Ended September 30, 1999
Check Technology Corporation
Minnetonka, Minnesota

Form 10-K—Item 14(a)(1) and (2)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Check Technology Corporation and subsidiaries are included in Item 8:

      Report of Independent Auditors

      Consolidated Balance Sheets—September 30, 1999 and 1998

      Consolidated Statements of Operations—The years ended September 30, 1999, 1998 and 1997

      Consolidated Statements of Stockholders' Equity—The years ended September 30, 1999, 1998 and 1997     Consolidated Statements of Cash Flows—The years ended September 30, 1999, 1998 and 1997

      Notes to Consolidated Financial Statements—September 30, 1999

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Check Technology Corporation

    We have audited the accompanying consolidated balance sheets of Check Technology Corporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Check Technology Corporation and subsidiaries at September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP Ernst & Young LLP
Minneapolis, Minnesota November 24, 1999

CONSOLIDATED BALANCE SHEETS
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

	September 30,
	1999	1998
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,882,618	$2,701,888
Short-term investments	164,380	2,582,475
Accounts receivable, less allowance for doubtful accounts of $50,000	3,542,350	3,446,982
Inventories:
Raw materials and component parts	6,128,748	6,038,828
Work-in-progress	107,622	367,160
Finished goods	4,218,621	3,819,433

	10,454,991	10,225,421
Deferred income taxes	1,570,884	1,309,448
Other current assets	870,633	1,085,379

TOTAL CURRENT ASSETS	19,485,856	21,351,593
EQUIPMENT AND FIXTURES
Machinery and equipment	2,005,512	2,049,557
Furniture and fixtures	1,985,732	1,761,984
Leasehold improvements	316,850	293,906

	4,308,094	4,105,447
Less accumulated depreciation and amortization	3,338,081	3,137,533

	970,013	967,914

TOTAL ASSETS	$20,455,869	$22,319,507

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,533,952	$2,322,696
Employee compensation	553,185	681,465
Income taxes payable	175,449	317,884
Deferred revenue	448,335	383,556
Current portion of capital lease obligations	38,888	11,721

TOTAL CURRENT LIABILITIES	3,749,809	3,717,322
CAPITAL LEASE OBLIGATIONS—less current portion	—	35,059

TOTAL LIABILITIES	3,749,809	3,752,381
STOCKHOLDERS' EQUITY
Common stock—par value $.10 per share—Authorized 25,000,000 shares; issued and outstanding 1999—6,154,157 shares; 1998—6,178,120 shares	615,416	617,812
Additional paid-in capital	16,861,417	16,938,385
Accumulated other comprehensive income	(1,184,070)	(917,856)
Retained earnings	413,297	1,928,785

TOTAL STOCKHOLDERS' EQUITY	16,706,060	18,567,126

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,455,869	$22,319,507

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

	Year Ended September 30,
	1999	1998	1997
Sales:
Printing equipment	$7,790,870	$9,145,553	$7,885,584
Maintenance, spares and supplies	14,517,130	14,593,975	14,981,092

NET SALES	22,308,000	23,739,528	22,866,676
Costs and Expenses:
Cost of sales	10,583,208	10,078,505	9,047,708
Selling, general and administrative	10,949,967	11,101,002	11,136,029
Research and development	2,709,716	2,728,547	2,521,073

	24,242,891	23,908,054	22,704,810

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(1,934,891)	(168,526)	161,866
Interest expense	10,900	18,910	22,813
Interest (income)	(124,469)	(353,307)	(411,531)
Unrealized exchange loss (gain)	120,065	(131,991)	71,605

(LOSS) INCOME BEFORE TAXES	(1,941,387)	297,862	478,979
Income taxes	(327,000)	99,000	153,000

NET (LOSS) INCOME	$(1,614,387)	$198,862	$325,979

Basic and diluted (loss) earnings per common share	$(0.26)	$.03	$0.05
Weighted average number of shares and equivalents outstanding during the period	6,129,225	6,273,756	6,224,797
Weighted average number of shares and equivalents outstanding during the period—assuming dilution	6,129,225	6,289,872	6,295,073

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Retained Earnings (Deficit)
	Shares	Amount				Total
Balance September 30, 1996	6,237,727	$623,773	$16,395,889	$(513,963)	$1,902,787	$18,408,486
Comprehensive income:
Net earnings					325,979	325,979
Translation adjustment				(337,262)		(337,262)

Total comprehensive income						(11,283)

Exercise of stock options, including tax benefit of $17,000	20,408	2,041	(12,320)	—	—	(10,279)
Issuance of restricted stock	80,000	8,000	762,000	—	(770,000)	—
Vesting of restricted stock	—	—	—	—	287,125	287,125
Payment—note receivable	—	—	5,613	—	—	5,613

Balance September 30, 1997	6,338,135	633,814	17,151,182	(851,225)	1,745,891	18,679,662
Comprehensive income:
Net earnings					198,862	198,862
Translation adjustment				(66,631)		(66,631)

Total comprehensive income						132,231

Options exercised, including tax benefit of $41,491	15,000	1,500	(5,491)	—	—	(3,991)
Purchase of stock	(153,590)	(15,359)	(6,464)	—	(371,842)	(393,665)
Vesting of restricted stock	—	—	—	—	146,986	146,986
Cancellation of restricted stock	(21,425)	(2,143)	(206,745)	—	208,888	—
Payment—note receivable	—	—	5,903	—	—	5,903

Balance September 30, 1998	6,178,120	617,812	16,938,385	(917,856)	1,928,785	18,567,126
Comprehensive income:
Net loss					(1,614,387)	(1,614,387)
Translation adjustment				(266,214)		(266,214)

Total comprehensive income						(1,880,601)

Options exercised, including tax benefit of $26,649	3,917	392	(23,933)	—	—	(23,541)
Purchase of stock	(21,880)	(2,188)	(9,934)	—	(45,476)	(57,598)
Vesting of restricted stock	—	—	—	—	86,625	86,625
Cancellation of restricted stock	(6,000)	(600)	(57,150)	—	57,750
Payment—note receivable	—	—	14,049	—	—	14,049

Balance September 30, 1999	6,154,157	$615,416	$16,861,417	$(1,184,070)	$413,297	$16,706,060

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

	Year Ended September 30,
	1999	1998	1997
OPERATING ACTIVITIES
Net (loss) income	$(1,614,387)	$198,862	$325,979
Adjustments to reconcile net (loss)income to net cash provided by operating activities:
Depreciation and amortization	364,261	369,059	402,272
Other	91,434	(46,328)	81,746
Changes in operating assets and liabilities:
Accounts receivable	(197,755)	33,864	(128,305)
Inventories	(376,655)	(2,226,009)	(1,705,446)
Other current assets	(41,713)	(660,347)	(658,170)
Accounts payable and accrued expenses	(2,399)	(396,471)	734,802
Deferred revenue	60,148	(67,055)	(15,866)

NET CASH USED IN OPERATING ACTIVITIES	(1,717,066)	(2,794,425)	(962,988)
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(370,750)	(246,498)	(505,626)
Proceeds from sale of equipment	9,193	53,236	67,802
Purchase of short term investments	(1,634,700)	(8,926,101)	(25,269,275)
Proceeds from sale of short term investments	4,068,501	11,907,089	25,079,552

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,072,244	2,787,726	(627,547)
FINANCING ACTIVITIES
Repurchase/Issuance of common stock	(138,889)	(438,107)	(10,279)
Addition of capital leases	—	—	85,757
Repayment of note receivable from stock sale	14,049	5,903	5,613
Repayment of long-term debt and capital leases	(12,673)	(57,265)	(100,784)

NET CASH USED IN FINANCING ACTIVITIES	(137,513)	(489,469)	(19,693)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(36,935)	32,455	(75,454)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	180,730	(463,713)	(1,685,682)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,701,888	3,165,601	4,851,283

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,882,618	$2,701,888	$3,165,601

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1999

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

    Equipment and Fixtures: Equipment and fixtures are stated on the basis of cost and include the cost of assets held under capital lease obligations. Demonstration equipment not expected to be resold is carried in equipment on a cost basis. Depreciation is provided on the straight-line method over estimated useful lives of 3 to 5 years for machinery and equipment and furniture and fixtures and over 10 years for leasehold improvements. Amortization expense of items under capital lease is included in depreciation expense.

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

    Income Taxes: The liability method is used to account for income tax expense. Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The deferred tax asset is reduced by a valuation allowance to a net amount which the Company believes it more likely than not will realize, based on the Company's estimates of its future earnings and the expected timing of temporary difference reversals. Investment tax credits are accounted for under the flow-through, method thereby reducing income taxes in the year in which the credits are realized.

    Stock-Based Compensation: The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation  (Statement 123).

    Long-Lived Assets: In Fiscal 1998, the Company adopted SFAS No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No.121 had no impact on the Company's consolidated financial statements.

    Earnings per Share: In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effect of stock options and other dilutive securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods conform to the Statement 128 requirements. A reconciliation of the denominator in the basic and diluted earnings per share calculation is as follows:

	1999	1998	1997
Denominator for basic earnings per share
Weighted average shares	6,129,225	6,273,756	6,224,797
Effect of dilutive securities:
Employee stock options	—	11,753	66,051
Employee stock grants	—	4,363	4,225

Dilutive potential common shares	—	16,116	70,276

Denominator for diluted earnings per share
Adjusted weighted average shares	6,129,225	6,289,872	6,295,073

    Comprehensive Income: As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (Statement No. 130) Reporting Comprehensive Income. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in "other comprehensive income." Amounts in prior year financial statements have been reclassified to conform to Statement No. 130.

    Derivatives and Hedging Activities: In June 1998, The FASB issued Statement No. 133, Accounting for Derivatives and Similar Financial Instruments and Hedging Activities. The new Statement will significantly change the way companies account for derivatives and hedging activities, including the following two elements: (1) all derivatives will be measured at fair value and recognized in the balance sheets as assets or liabilities and (2) derivatives meeting certain criteria could be specifically designated as a hedge. The Company is currently evaluating the impact of this Statement, which is effective for the Company in fiscal 2001.

    Reclassification: Certain items in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE B—INCOME TAX

    At September 30, 1999, the Company has domestic tax loss carryforwards of approximately $2,244,000 which expire in 2014 and foreign tax loss carryforwards of approximately $428,000 which expire in 2004. In addition, the Company has domestic investment tax credits and research and development credit carryforwards of approximately $467,000 which are available to offset future income tax. The credits expire in varying amounts through September 2019. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. The deferred tax asset has been offset by a valuation allowance as deemed necessary based on the Company's estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

    Income tax (benefit) expense was based on (loss) earnings before income taxes as follows:

	1999	1998	1997
Years Ended September 30,
Domestic	$(1,573,280)	$122,423	$(378,641)
Foreign	(368,107)	175,439	857,620

(Loss) Earnings Before Income Taxes	$(1,941,387)	$297,862	$478,979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 1999

    Significant components of deferred tax assets and liabilities as of September 30 are as follows:

Federal and State Net Deferred Tax Assets (Liabilities):

	1999	1998
Deferred Tax Assets:
Net operating loss	$1,265,000	$533,000
Business credit carryforwards and alternative minimum tax credits	610,000	559,000
Stock compensation	32,000	111,000
Inventory valuation reserves	121,000	112,000
Other U.S. and foreign differences	308,000	502,000

Gross Deferred Tax Asset	2,336,000	1,817,000
Less Valuation Allowances	(766,000)	(508,000)

Net Deferred Tax Asset	$1,570,000	$1,309,000

    The components of income tax (benefit) expense as recorded by the Company are as follows:

	1999	1998	1997
Current:
Federal	$—	$—	$(25,000)
State	(1,000)	10,000	6,000
Foreign	(38,000)	347,000	555,000

Total	(39,000)	357,000	536,000
Deferred:
Federal	(322,000)	28,000	(258,000)
State	—	—	(14,000)
Foreign	34,000	(286,000)	(111,000)

Total	(288,000)	(258,000)	(383,000)

Total Tax (Benefit) Expense	$(327,000)	$99,000	$153,000

    A reconciliation of tax expense to the statutory rate of 34% is as follows:

	1999	1998	1997
Statutory rate applied to pre-tax income	$(660,000)	$101,000	$163,000
Net operating loss and tax credits utilized	—	—	—
Change in valuation allowance	258,000	—	—
Other	75,000	(2,000)	(10,000)

	$(327,000)	$99,000	$153,000

    Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $3,660,000 at September 30, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. Federal and State income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

    Cash tax (receipts) payments for the years ended September 30, 1999, 1998, and 1997 were $(29,000), $653,000 and $671,000, respectively.

NOTE C—FINANCIAL INSTRUMENTS

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

    No foreign exchange contracts were outstanding at September 30, 1999 and 1998.

NOTE D—BUSINESS, OPERATIONS, AND GEOGRAPHIC INFORMATION

    Effective October 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in financial reports issued to shareholders. Based on the Company's organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates in one worldwide business segment—the sale of printing equipment and related maintenance spares and supplies. The Company has developed computer-controlled printing systems to produce a variety of documents for the financial services industry. Its primary products provide operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produce quality alphanumeric and machine-readable print. The Company is solely dependent on one vendor for the supply of non-impact alphanumeric printers used in the printing systems sold by the Company. The vendor has been able to meet the Company's delivery schedules to date and is considered by Company management to be a reliable supplier.

    The Company's manufacturing operations are located in the United States. Sales and service operations are located in the United States, United Kingdom, France, and Australia. The Company's products are marketed worldwide. The following is a summary of the Company's revenues and long-lived assets for the geographic areas in which the Company has operations:

	1999	1998	1997
Total Revenues (a)
United States	$8,250,760	$9,057,847	$7,426,624
United Kingdom	8,058,088	7,581,151	6,912,481
France	4,060,672	4,972,730	4,867,783
Australia	1,938,480	2,127,800	3,659,788

Consolidated Total	$22,308,000	$23,739,528	$22,866,676

Long-Lived Assets
United States	$728,691	$709,520	$834,318
United Kingdom	91,866	101,862	72,028
France	31,594	43,061	44,838
Australia	117,862	113,471	218,805

Consolidated Total	$970,013	$967,914	$1,169,989

(a)
Revenues are attributed to countries based on the location of each country's operations.

    Export sales were $2,990,016, $4,697,278, and $3,920,419 for the years ended September 30, 1999, 1998, and 1997, respectively.

    There were no sales to a single customer in excess of 10% of total sales in 1999, 1998 or in 1997.

NOTE E—STOCK OPTIONS AND BENEFIT PLAN

    During fiscal year 1999, the Company had three stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan), and the 1997 Stock Plan (the 1997 Plan), for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991 and the 1997 Plan in June 1997. Stock options under the 1986 Plan are non-qualified while those under the 1991 Plan and the 1997 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan and the 1997 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the board of directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company. During fiscal year 1995, an officer exercised stock options for a $148,966 note. The note is interest bearing, collateralized by the underlying stock.

    A summary of outstanding options and shares reserved under each plan for the last three years is as follows:

The 1986 Plan

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
Balance September 30, 1996	188,660	52,750	$2.63
Options exercised	—	(52,750)	2.63

Balance September 30, 1997	188,660	—	—
Options exercised	—

Balance September 30, 1998	188,660	—	—
Options exercised

Balance September 30, 1999	188,660	—	$—

    At September 30, 1999, 1998 and 1997 there were no options exercisable under the 1986 Plan.

  1991 Plan

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
Balance September 30, 1996	158,125	211,027	$5.45
Options granted	(76,000)	76,000	8.72
Options exercised	—	(1,333)	2.50
Restricted Stock granted	(80,000)	—	—

Balance September 30, 1997	2,125	285,694	6.34
Options exercised	—	(15,000)	2.50
Restricted Stock canceled	21,425	—	—
Options canceled	23,500	(23,500)	8.51

Balance September 30, 1998	47,050	247,194	6.36
Options exercised	—	(17,500)	2.46
Restricted Stock canceled	6,000	—	—
Options canceled	17,000	(17,000)	5.99

Balance September 30, 1999	70,050	212,694	$6.71

    At September 30, 1999, 1998 and 1997 there were 176,569, 164,611 and 139,152 options, respectively, currently exercisable under the 1991 Plan at prices of $2.50 to $9.63 per share. The Company issued 0, 0 and 80,000 shares at weighted average fair values of $0, $0 and $770,000 in 1999, 1998 and 1997, respectively. Total compensation expense for stock-based compensation was $86,625, $146,987 and $287,125 in 1999, 1998 and 1997, respectively.

1997 Plan

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
Shares reserved at inception	750,000	—
Options granted	(10,000)	10,000	$6.50

Balance September 30, 1997	740,000	10,000	6.50
Options granted	(97,500)	97,500	4.70
Options canceled	20,000	(20,000)	4.75

Balance September 30, 1998	662,500	87,500	4.90
Options granted	(405,000)	405,000	2.62
Options canceled	58,800	(58,800)	3.20

Balance September 30, 1999	316,300	433,700	$3.00

    At September 30, 1999 and 1998, and 1997 there were 60,625, 2,500 and 0 options, respectively, currently exercisable under the 1997 plan, at a price of $2.63 to $6.50 per share.

    Total shares reserved for options and restricted stock are 1,221,404 shares.

    Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

    The fair value of each option grant is established on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997:

	1999	1998	1997
Expected dividend yield	0%	0%	0%
Expected stock price volatility	49%	51%	40%
Risk—free interest rate	6.18%	4.37%	6.11%
Expected life of options	7 years	7 years	7 years

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net (loss) earnings and (loss) earnings per share were as follows:

	1999	1998	1997
Net (loss) earnings—pro forma	$(1,830,483)	$83,046	$193,475
(Loss) earnings per share—pro forma	(0.30)	0.01	0.03
Weighted average fair value of options granted during the year	1.69	3.37	4.44

    The pro forma effect on net income and earnings per share is not representative of the pro forma net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

    The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.875 - 4.750	472,394	6.85	$3.03	104,319	$3.55
5.063 - 7.750	105,500	4.81	6.22	84,000	5.91
8.125 - 9.625	68,500	5.44	9.40	48,875	9.40

$1.750 - 9.625	646,394	6.37	$4.22	237,194	$5.59

    The Company has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The Plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants' before-tax contributions up to 6% of base salary. The cost of the plan was $124,455, $106,594 and $82,766, for the years ended September 30, 1999, 1998 and 1997, respectively.

NOTE F—COMMITMENTS AND CONTINGENCIES

    Building, equipment and automobile rentals under operating leases were $1,249,909, $1,234,065 and $1,184,701 for the years ended September 30, 1999, 1998 and 1997, respectively.

    The Company leases its corporate offices under a fifteen-year agreement expiring on September 15, 2010. Annual rental under the lease is $410,000 increasing to $481,000 in the eleventh year and thereafter. The Company is obligated to pay operating expenses and real estate taxes incurred by the landlord. The Company has the right to terminate such lease at the end of the tenth lease year, subject to a termination fee.

    The Company's subsidiary in the United Kingdom leases office space under a lease expiring in 2013. Annual rental under the lease is $191,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

    Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $10,619,146 and are due as follows: fiscal year ending September 30, 2000—$1,182,647; 2001—$987,738; 2002—$894,805; 2003—$876,846; 2004—$858,570; thereafter—$5,818,540.

    In April 1999, the Company completed an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to private label, sell, and service the PS75 MICR product. The Company guarantees to purchase a minimum quantity of PS75 product. The Company is subject to a minimum commitment fee once the product has met certain specifications. The amount to be determined is contingent on quantities sold, not to exceed DM 700, 000.

NOTE G—LINE OF CREDIT AND NOTES PAYABLE

    The Company has a $2,500,000 revolving line of credit with a bank. At September 30, 1999, the entire line was unused. The line of credit agreement is in the form of an unsecured note. Advances under the line of credit bear interest at the bank's reference rate. The line has a .20% annual commitment fee.

    The line of credit agreement places certain restrictions on the Company including requirements as to maintenance for minimum levels of tangible net worth and specified others. The Company was in compliance with these covenants at September 30, 1999. The line of credit expires March 31, 2000.

    In addition to the line of credit agreement, the Company's United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. There is no security deposit requirement under the agreement.

NOTE H—SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

1999 Quarter Ended	December 31	March 31	June 30	September 30
Net Sales	$5,246,543	$5,320,200	$4,219,751	$7,521,506
Gross Profit	2,860,999	2,834,716	2,182,688	3,846,388
Net (Loss) Income	(319,635)	(509,882)	(1,215,085)	430,214
Basic Earnings per Share	$(0.05)	$(0.08)	$(0.20)	$0.07
Diluted Earnings per Share	$(0.05)	$(0.08)	$(0.20)	$0.07
1998 Quarter Ended	December 31	March 31	June 30	September 30
Net Sales	$5,152,740	$6,329,148	$6,333,606	$5,924,034
Gross Profit	3,117,051	3,629,066	3,580,078	3,334,828
Net (Loss) Income	(148,105)	87,802	188,089	71,076
Basic Earnings per Share	$(0.02)	$0.01	$0.03	$0.01
Diluted Earnings per Share	$(0.02)	$0.01	$0.03	$0.01

SCHEDULE II—VALUATION AND QUALIFYING

ACCOUNTS AND RESERVES

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	(Deductions)	Balance at End of Period
I. Allowance for Doubtful Accounts
Year ended September 30, 1999	$50,000	0	0	0	$50,000
Year ended September 30, 1998	$50,000	0	0	0	$50,000
Year ended September 30, 1997	$50,000	0	0	0	$50,000
II. Reserve for Obsolete and Slow Moving Inventories
Year ended September 30, 1999	$400,000	86,000	0	(6,000)	$480,000
Year ended September 30, 1998	$360,000	56,000	0	(16,000)	$400,000
Year ended September 30, 1997	$334,000	30,000	0	(4,000)	$360,000

QuickLinks

ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES

Form 10-K—Item 14(a)(1) and (2)