Form 10-Q
period 1999-12-31
CHECK TECHNOLOGY CORP
filed 2000-02-14
CIK 350692

INDEX CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II. OTHER INFORMATION
SIGNATURES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

Commission File Number 0-10691

Check Technology Corporation

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1392000 (IRS Employer Identification No.)

12500 Whitewater Drive Minnetonka, Minnesota (Address of principal executive offices)	55343-9420 (Zip Code)

Registrant’s telephone number, including area code: (612) 939-9000

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value Shares 6,153,620 as of February 10, 2000.

INDEX

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed consolidated balance sheets — December 31, 1999 and September 30, 1999.	3

	Condensed consolidated statements of operations — Three months ended December 31, 1999 and 1998.	5

	Condensed consolidated statements of cash flows — Three months ended December 31, 1999 and 1998.	6

	Condensed notes to consolidated financial statements — December 31, 1999.	7

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	See Market Risk in Management’s Discussion and Analysis

PART II. OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K	13

SIGNATURES

PART I. FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	1999	1999

ASSETS
CURRENT ASSETS

Cash and cash equivalents	$1,928,001	$2,882,618

Short-term investments	334,242	164,380

Accounts receivable less allowance for doubtful accounts of $50,000	4,191,753	3,542,350
Inventories

Raw materials and component parts	6,154,015	6,128,748

Work-in-process	258,259	107,622

Finished Goods	3,826,108	4,218,621

	10,238,382	10,454,991

Deferred income taxes	1,597,002	1,570,884

Other current assets	1,043,662	870,633

TOTAL CURRENT ASSETS	19,333,042	19,485,856
EQUIPMENT AND FIXTURES

Machinery and equipment	1,985,595	2,005,512

Furniture and fixtures	2,016,687	1,985,732

Leasehold improvements	313,872	316,850

	4,316,154	4,308,094

Less accumulated depreciation and amortization	(3,394,015)	(3,338,081)

	922,139	970,013

TOTAL ASSETS	$20,255,181	$20,455,869

	December 31,	September 30,
	1999	1999

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,771,873	$2,533,952

Employee compensation and related taxes	475,268	553,185

Income taxes payable	265,383	175,449

Deferred revenue	375,500	448,335

Current portion of capital lease obligations	11,615	38,888

TOTAL CURRENT LIABILITIES	3,899,639	3,749,809

TOTAL LIABILITIES	3,899,639	3,749,809
STOCKHOLDERS’ EQUITY
Capital Stock

Common Stock—par value $.10 per share—authorized 25,000,000 shares; issued and outstanding December 31, 1999— 6,154,157 shares; September 30, 1999—6,154,157 shares	615,416	615,416

Additional paid in capital	16,861,417	16,861,417

Accumulated other comprehensive (loss) income	(1,447,152)	(1,184,070)

Retained earnings	325,861	413,297

TOTAL STOCKHOLDERS’ EQUITY	16,355,542	16,706,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,255,181	$20,455,869

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period
	Ending December 31,

	1999	1998

Sales:

Printing equipment	2,876,360	$1,620,593

Maintenance, spares and supplies	3,469,077	3,625,950

Net Sales	6,345,437	5,246,543

Costs and expenses:

Cost of sales	2,853,618	2,385,544

Selling, general and administrative	2,883,795	2,772,447

Research and Development	660,010	626,399

	6,397,423	5,784,390

(Loss) income from system sales and service	(51,986)	(537,847)

Interest (income)	(19,370)	(51,864)

Unrealized exchange loss (gain)	19,668	5,652

(Loss) income before taxes	(52,284)	(491,635)

Income taxes	67,571	(172,000)

Net (loss) income	$(119,855)	$(319,635)

(Loss) earnings per common share

Basic and diluted	$(.02)	$(.05)

Weighted average number of shares and share equivalents outstanding during the period	6,127,157	6,134,590

Weighted average number of shares and share equivalents outstanding during the period — assuming dilution	6,127,157	6,134,590

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ending
	December 31,

	1999	1998

OPERATING ACTIVITIES

Net (loss) income	$(119,855)	$(319,635)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	93,233	85,789

Other	17,872	(5,178)

Changes in operating assets and liabilities:

Accounts receivable	(726,317)	(101,075)

Inventories	58,379	(758,120)

Other current assets	(223,324)	(156,714)

Accounts payable and accrued expenses	299,267	515,478

Deferred revenue	(70,607)	12,073

NET CASH (USED IN) OPERATING ACTIVITIES	(671,352)	(727,382)
INVESTING ACTIVITIES

Purchase of equipment and fixtures	(74,000)	(187,220)

Proceeds from sale of equipment	23,462	—

Purchase of short-term investments	(195,137)	(726,365)

Proceeds from sale of short-term investments	20,726	1,739,000

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(224,949)	825,415
FINANCING ACTIVITIES

(Purchase) of common stock	—	(60,293)

Repayment of capital leases	(26,490)	(2,983)

NET CASH (USED IN) FINANCING ACTIVITIES	(26,490)	(63,276)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(31,826)	(11,215)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(954,617)	23,542

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	2,882,618	2,701,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,928,001	$2,725,436

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 1999

NOTE A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 1999.

Reclassifications have been made in the prior year to conform with classifications in the current year.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE B — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period
	Ended December 31,

	1999		1998

Numerator:

Net Income (Loss)	(119,855)		(319,635)

Numerator for basic and diluted earnings per share — income (loss) applicable to common stockholders	(119,855)		(319,635)

Denominator:
Denominator for basic earnings per share —

Weighted-average shares	6,127,157		6,134,590

Effect of dilutive securities:

Employee stock options	—		—

Employee stock grants	—		—

Dilutive potential common shares	—	a	—	a
Denominator for diluted earnings per share —

Adjusted weighted-average shares	6,127,157		6,134,590

Earnings (loss) per common share basic and diluted	$(.02)		$(.05)

a	— No incremental shares related to options are included because the impact would be antidilutive.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

NOTE C — Comprehensive Income/(Loss)

As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130 (Statement No. 130) “Reporting Comprehensive Income.” Statement No. 130 establishes standards for the reporting and display of comprehensive income/(loss) and its components; however, the adoption of this statement had no impact on the Company’s net income/(loss) or stockholders’ equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders’ equity, to be included in “other comprehensive income/(loss).” Amounts in prior year financial statements have been reclassified to conform to Statement No. 130.

The components of comprehensive income/(loss), net of related tax, for the three-month period ended December 31, 1999 and 1998 are as follows:

	Three Month Period
	Ending December 31,
	1999	1998

Net (loss)/income	$(119,855)	$(319,635)

Foreign currency translation adjustments	(263,082)	(37,195)

Comprehensive (loss)/income	$(382,937)	$(356,830)

ITEM 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company’s revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended December 31, 1999, total revenues were $6.3 million, up 21 percent from $5.2 million for the same period a year ago. Revenues from the sale of document production equipment were $2.9 million, up 77 percent from $1.6 million for the same period in fiscal 1999. The increased revenues of document production equipment were primarily due to increased North American sales of the Imaggia product line and the Company’s first sale of an Océ PS75 system. The document production equipment revenue for the current fiscal quarter included approximately $1.7 million from the sale of the Company’s Imaggia product line, an increase of 55% over the same period a year ago. The Company has held for some time a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic product line has softened in these international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present uncertain economic environments in Asia, South America and other emerging countries has limited the Company’s current opportunities to sell high-end capital equipment into those regions.

For the three month period ended December 31, 1999, revenues from maintenance contracts, spare parts, supplies and consumable items decreased 4% primarily due to a reduction in maintenance and consumables revenue from Pacific Rim customers and the timing of purchase of supplies and consumables by European customers.

The gross margin percentage for the three-month period ended December 31, 1999, was 55%, flat with the same period a year ago. The Company anticipates that its gross margin percentage for fiscal 2000 may be somewhat lower than fiscal 1999 as revenue from the Imaggia and Océ lines constitutes a larger portion of the Company’s total revenues.

For the three month period ended December 31, 1999, selling, general and administrative expenses were $2.9 million compared to $2.7 million for the same period a year ago. Research and development expense for the three month period ended December 31, 1999 was $0.7 million, flat with the research and development expense for the same period last year.

Net interest income for the three-month period ended December 31, 1999, was $19 thousand compared to $52 thousand for the same period a year ago. The decrease was due to lower cash balances available for investment.

For the three month period ended December 31, 1999, the Company reported a loss before income taxes of ($52) thousand, compared to the loss before income taxes of ($492) thousand for the same period a year ago. Income taxes for the three-month period ended December 31, 1999 were an expense of $68 thousand compared to a benefit of ($172) thousand for the same period last year.

The current fiscal year income tax expense was a result of income generated in one of the Company's foreign subsidiaries.

For the three month period ended December 31, 1999, the Company reported a net loss of ($0.02) per share as compared to a net loss of ($0.05) per share in the comparable period last year. The improvement was primarily attributable to the increase in revenue offset by the unfavorable effects of higher selling, general and administrative expenses and income tax expense.

Market Risk:

The Company presently has three foreign subsidiaries, located in England, France and Australia, does business in 51 countries, and generates approximately 80% of its revenues from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company experiences foreign currency gains and losses, which are reflected on the Company’s income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange loss for the three-month period ended December 31, 1999 was $20,000, compared to a loss of $6,000 in the comparable period last year. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

The Company’s net investment in its foreign subsidiaries was $8,500,000 and $8,443,000 at December 31, 1999, and September 30, 1999, translated into U.S. dollars at the closing exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign exchange rates is not material. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1999 or in the first three months of fiscal 2000.

Factors Affecting Results of Operations:

The Company is continuing development of the Imaggia system, including improving its overall reliability and robustness. The Company is using the Gemini digital print technology, which has been developed by Delphax Systems, as the print engine for the Imaggia system. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine’s toner formulation, which are outside of the Company’s control. No assurance can be given that further delays will not occur or that product development or warranty expenses will not be higher than anticipated.

In January 2000, the Company accepted a three-year equipment and service contract, valued at approximately $40.0 million, for its Imaggia system. The contract value includes the sales of document production systems and related equipment, maintenance, spare parts, supplies and consumable items for the three-year period. Equipment deliveries under the contract are expected to begin in the second quarter of fiscal 2000 with delivery completion during the fourth quarter of fiscal 2001. Achievement of the Company’s future revenue plans depends upon the successful completion of the three-year contract.

The Company’s revenues and operating results may also fluctuate from quarter to quarter because (i) the Company’s sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and effect the timing and size of orders. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the Company’s operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Year 2000:

The Company satisfactorily completed its Year 2000 readiness work. Since entering the Year 2000, the Company has not experienced any major disruptions to its business nor is it aware of any significant Year 2000-related disruptions impacting its customers or suppliers. The Company will continue to monitor its critical systems during the calendar year 2000 but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems or from the activities of its suppliers or customers. Costs incurred to achieve Year 2000 readiness were approximately $300 thousand.

Euro Conversion:

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The Company has prepared for the introduction of the Euro and has evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. The Company believes the Euro conversion will not have a material impact on its financial statements.

Liquidity and Capital Resources:

Working capital was $15.4 million at December 31, 1999, compared to $15.7 million at September 30, 1999. The Company’s inventory levels decreased from $10.5 million at September 30, 1999, to $10.2 million at December 31, 1999, primarily due to a decrease in Imaggia related inventory. Cash and short-term investments amounted to $2.3 million at December 31, 1999, compared to $3.0 million at September 30, 1999.

Stockholders’ equity was $16.4 million at December 31, 1999, compared to $16.7 million at September 30, 1999. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At December 31, 1999, the Company had repurchased 170,500 shares at a cost of $434,000.

The Company’s long-term debt to equity ratio was less than 0.01 at December 31, 1999, and September 30, 1999. The Company maintains a $2.5 million unsecured bank line of credit. At December 31, 1999, the line was unused. The credit agreement expires March 31, 2000, and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 2000.

At December 31, 1999, the Company had no material commitments for capital expenditures.

Cautionary Statement:

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Annual Report, the Company’s Form 10-K, in other filings with the

Securities and Exchange Commission, in the Company’s press releases and in oral statements made to securities market analysts and stockholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from historical earnings and those presently anticipated or projected.

The factors mentioned under the subheading “Factors Affecting Results of Operations” are among those that in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION
Registrant

Date	/s/ JAY A. HERMAN Jay A. Herman President and Chief Executive Officer

Date	/s/ ROBERT M. BARNISKIS Robert M. Barniskis Vice President and Chief Financial Officer