Form 10-Q
period 2000-03-31
CHECK TECHNOLOGY CORP
filed 2000-05-11
CIK 350692

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000

Commission file number             0-10691

CHECK TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1392000 (IRS Employer Identification No.)

12500 Whitewater Drive Minnetonka, Minnesota (Address of principal executive offices)	55343-9420 (Zip Code)

(952) 939-9000

Registrant’s telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value Shares 6,169,320 as of May 5, 2000.

INDEX

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — March 31, 2000 and September 30, 1999.

Condensed consolidated statements of operations — Three months ended March 31, 2000 and 1999 and six months ended March 31, 2000 and 1999.

Condensed consolidated statements of cash flows — Six months ended March 31, 2000 and 1999.

Condensed notes to consolidated financial statements — March 31, 2000.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Market Risk in Management’s Discussion and Analysis.

PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

Item 6. Exhibits and reports on Form 8-K

SIGNATURES

Part I. FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,531,221	$2,882,618

Short-term investments	626,750	164,380

Accounts receivable less allowance for doubtful accounts of $50,000	5,387,968	3,542,350
Inventories

Raw materials and component parts	5,784,906	6,128,748

Work-in-process	600,448	107,622

Finished Goods	2,816,687	4,218,621

	9,202,041	10,454,991

Deferred income taxes	1,661,160	1,570,884

Other current assets	1,467,816	870,633

TOTAL CURRENT ASSETS	21,876,956	19,485,856

EQUIPMENT AND FIXTURES

Machinery and equipment	1,984,076	2,005,512

Furniture and fixtures	2,064,872	1,985,732

Leasehold improvements	319,902	316,850

	4,368,850	4,308,094

Less accumulated depreciation and amortization	(3,455,943)	(3,338,081)

	912,907	970,013

TOTAL ASSETS	$22,789,863	$20,455,869

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	September 30,
	2000	1999

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,299,540	$2,533,952

Employee compensation and related taxes	606,843	553,185

Income taxes payable	69,827	175,449

Deferred revenue	3,727,102	448,335

Current portion of capital lease obligations	6,628	38,888

TOTAL CURRENT LIABILITIES	6,709,940	3,749,809

TOTAL LIABILITIES	6,709,940	3,749,809

STOCKHOLDERS’ EQUITY

Capital Stock Common Stock—par value $.10 per share—authorized 25,000,000 shares; issued and outstanding March 31, 2000— 6,165,482 shares; September 30, 1999— 6,154,157 shares	616,548	615,416

Additional paid in capital	16,903,626	16,861,417

Accumulated other comprehensive (loss) income	(1,580,256)	(1,184,070)

Retained earnings	140,005	413,297

TOTAL STOCKHOLDERS’ EQUITY	16,079,923	16,706,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,789,863	$20,455,869

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period		Six Month Period
	Ending March 31,		Ending March 31,

	2000	1999	2000	1999

Sales:

Printing equipment	3,686,392	1,343,045	$6,562,752	$2,963,638

Maintenance, spares and supplies	3,178,208	3,977,155	6,647,285	7,603,105

Net Sales	6,864,600	5,320,200	13,210,037	10,566,743

Costs and expenses:

Cost of sales	3,528,286	2,485,484	6,381,904	4,871,028

Selling, general and administrative	2,908,688	2,852,247	5,792,483	5,572,451

Research and Development	699,917	681,298	1,359,927	1,359,940

	7,136,891	6,019,029	13,534,314	11,803,419

(Loss) income from system sales and service	(272,291)	(698,829)	(324,277)	(1,236,676)

Interest income, net	32,753	33,634	52,123	85,498

Unrealized exchange (loss) gain	(130,528)	(118,687)	(150,196)	(124,339)

(Loss) income before taxes	(370,066)	(783,882)	(422,350)	(1,275,517)

Income taxes	(162,553)	(274,000)	(94,982)	(446,000)

Net (loss) income	$(207,513)	$(509,882)	$(327,368)	$(829,517)

(Loss) earnings per common share Basic and diluted	$(.03)	$(.08)	$(.05)	$(0.14)

Weighted average number of shares and share equivalents outstanding during the period	6,138,916	6,134,216	6,133,004	6,134,405

Weighted average number of shares and share equivalents outstanding	6,138,916	6,134,216	6,133,004	6,134,405

during the period — assuming dilution

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ending
	March 31,

	2000	1999

OPERATING ACTIVITIES

Net (loss) income	$(327,368)	$(829,517)

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	185,395	174,570

Other	35,922	51,426

Changes in operating assets and liabilities:

Accounts receivable	(2,008,742)	(894,903)

Inventories	1,116,498	(652,113)

Other current assets	(754,064)	(302,084)

Accounts payable and accrued expenses	(193,314)	(30,893)

Deferred revenue	3,284,701	(19,323)

NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES	1,339,028	(2,502,837)

INVESTING ACTIVITIES

Purchase of equipment and fixtures	(189,418)	(268,244)

Proceeds from sale of equipment	47,641	—

Purchase of short-term investments	(507,763)	(354,682)

Proceeds from sale of short-term investments	20,202	2,163,220

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(629,338)	1,540,294

FINANCING ACTIVITIES

Proceeds from(Purchase of) common stock	43,341	(143,043)

Repayment of note receivable from stock sale	—	14,804

Repayment of capital leases	(37,761)	(6,077)

NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES	5,580	(134,316)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(66,667)	(50,358)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	648,603	(1,147,217)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	2,882,618	2,701,894

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,531,221	$1,554,677

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000

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

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000

NOTE B — - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period				Six Month Period
	Ended March 31,				Ended March 31,

	2000		1999		2000		1999

Numerator:

Net Income (Loss)	(207,513)		(509,882)		(327,368)		(829,517)

Numerator for basic and diluted earnings per share - income(loss) applicable to common stockholders	(207,513)		(509,882)		(327,368)		(829,517)

Denominator:

Denominator for basic earnings per share -

Weighted-average shares	6,138,916		6,134,216		6,133,004		6,134,405

Effect of dilutive securities:

Employee stock options	—		—		—		—

Employee stock grants	—		—		—		—

Dilutive potential common shares	—	a	—	a	—	a	—	a

Denominator for diluted earnings per share -

Adjusted weighted- average shares	6,138,916		6,134,216		6,133,004		6,134,405

Earnings (loss) per common share basic and diluted	$(.03)		$(.08)		$(.05)		$(.14)

a — No incremental shares related to options are included because the impact would be antidilutive.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2000

NOTE C — COMPREHENSIVE INCOME

As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards Number 130 (Statement No. 130) “Reporting Comprehensive Income.” Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company’s net income or stockholders’ equity. Statement No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders’ equity, to be included in “other comprehensive income.” Amounts in prior year financial statements have been reclassified to conform to Statement No. 130.

The components of comprehensive income, net of related tax, for the three and six month periods ended March 31, 2000 and 1999 are as follows:

	Three Month Period		Six Month Period
	Ending March 31,		Ending March 31,

	2000	1999	2000	1999

Net (loss) income	$(207,513)	$(509,882)	$(327,368)	$(829,517)

Foreign currency translation adjustments	(133,104)	(307,805)	(396,186)	(345,000)

Comprehensive income	$(340,617)	$(817,687)	$(723,554)	$(1,174,517)

Item 2

Management’s Discussion and Analysis of Results of
Operations and Financial Condition

Results of Operations

The Company’s revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period and six-month periods ended March 31, 2000, total revenues were up 30 percent and 25 percent respectively, with those of the same periods in fiscal 1999. Revenues from the sale of document production equipment for the fiscal 2000 second quarter increased $2.3 million from the same period in fiscal 1999 primarily due to increased North American sales of the Imaggia product line. In the fiscal 2000 second quarter, revenues from document production equipment included approximately $2.0 million from the sale of the Company’s Imaggia product line.

For some time, the Company has held a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic product line has softened in these international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present uncertain economic environment in many of the countries within these emerging markets has limited the Company’s current opportunities to sell high-end capital equipment into those regions.

For the three and six month periods ended March 31, 2000, revenues from maintenance contracts, spare parts, supplies and consumable items decreased $800 thousand and $956 thousand respectively, from the same period a year ago. Approximately $500 thousand of the decline was attributable to the timing of customer orders as well as the effect of foreign currency exchange. The continued reduction in maintenance and consumables revenue from Pacific Rim customers accounted for the remainder of the decline.

The gross margin percentage for the three and six month periods ended March 31, 2000, was 49 percent and 52 percent, compared to 53 percent and 54 percent for the same periods a year ago. The decrease was primarily due to the increased component of the revenue mix from the Imaggia product line as compared to the Checktronic product line and the decreased revenue from the sale of maintenance, spares and supplies. The Company anticipates that its gross margin percentage for fiscal 2000 may be somewhat lower than fiscal 1999 as revenue from the Imaggia and Océ lines constitutes a larger portion of the Company’s total revenues.

For the three and six month periods ended March 31, 2000, selling, general and administrative expenses were $2.9 million and $5.8 million respectively, compared with $2.9 million and $5.6 million for the same periods a year ago. Research and development expense for the three month period and six month period ended March 31, 2000 were $0.7 million and $1.4 million respectively, flat with the research and development expenses for the same periods last year.

Net interest income for the three and six month periods ended March 31, 2000, was $33 thousand and $52 thousand respectively, compared to $34 thousand and $85 thousand for the same period a year ago. The decrease was due to lower cash balances available for investment.

For the three and six month periods ended March 31, 2000, the loss before income taxes was $370 thousand and $422 thousand respectively, compared to the loss before income taxes of $784 thousand and $1.3 million for the same periods a year ago. Income taxes for the three and six month periods ended March 31, 2000 were a benefit of 44 percent and 23 percent respectively, compared to 35 percent for both the same periods last year. The income tax benefit for fiscal 2000 is primarily attributable to the net operating loss generated by foreign operations. In fiscal 1999, the income tax benefit was primarily attributable to the net operating loss generated by domestic operations.

For the three and six month periods ended March 31, 2000, the Company reported a net loss of $0.03 and $0.05 per share respectively, as compared to a net loss of $0.08 and $0.14 per share for the same periods a year ago. The improvement was primarily attributable to the overall increase in revenue offset by the unfavorable effects of higher selling, general and administrative expenses, and the reduced income tax benefit.

Market Risk:

The Company presently has three foreign subsidiaries, located in England, France and Australia, does business in 51 countries, and generates approximately 60 percent of its revenues from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company experiences foreign currency gains and losses, which are reflected on the Company’s income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange loss for the three and six month periods ended March 31, 2000 was $131 thousand and $150 thousand respectively, compared to a loss of $119 thousand and $125 thousand for the same periods a year ago. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

The Company’s net investment in its foreign subsidiaries was $8,006,000 and $8,443,000 at March 31, 2000, and September 30, 1999, translated into U.S. dollars at the closing exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign exchange rates is not material. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1999 or in the first six months of fiscal 2000.

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

In January 2000, the Company accepted a three-year equipment and service contract, valued at approximately $40.0 million, for its Imaggia system. The contract value includes the sales of document production systems and related equipment, maintenance, spare parts, supplies and consumable items for the three-year period. Equipment deliveries under the contract began in the second quarter of fiscal 2000 with delivery completion expected during the fourth quarter of fiscal 2001. Achievement of the Company’s future revenue plans depends upon the successful completion of the three-year contract.

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

Revenue Recognition:

On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101 (SAB No.101) “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 will be effective for the Company in the first quarter of fiscal 2001. The Company is in the process of determining the impact of SAB No. 101.

Liquidity and Capital Resources:

Working capital was $15.2 million at March 31, 2000, compared to $15.7 million at September 30, 1999. The Company’s inventory levels decreased from $10.5 million at September 30, 1999, to $9.2 million at March 31, 2000, primarily due to a decrease in Imaggia related inventory. Cash and short-term investments amounted to $4.2 million at March 31, 2000, compared to $3.0 million at September 30, 1999.

Stockholders’ equity was $16.1 million at March 31, 2000, compared to $16.7 million at September 30, 1999. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At March 31, 2000, the Company had repurchased 170,500 shares at a cost of $434,000.

The Company’s long-term debt to equity ratio was less than 0.01 at March 31, 2000, and September 30, 1999. The Company maintains a $2.5 million unsecured bank line of credit expiring March 31, 2001. At March 31, 2000, the line was unused. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 2000.

At March 31, 2000, the Company had no material commitments for capital expenditures.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on March 16, 2000. The shareholders elected three directors to serve for a term ending in 2001 and until their successors are elected. The shareholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all of the nominees:

	Votes For	Votes Withheld

Jay A. Herman	5,594,128	13,148

Thomas H. Garrett, III	5,593,128	14,148

Gary R. Holland	5,594,128	13,148

The shareholders also approved the selection of Ernst & Young LLP as the Company’s independent public accountants for 2000. 5,601,445 votes were cast for the resolution; 1,383 votes were cast against the resolution; 4,448 shares represent votes abstained; 0 shares represent broker non-vote.

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION Registrant

Date	May 11, 2000	/s/ Jay A. Herman Jay A. Herman President and Chief Executive Officer

Date	May 11, 2000	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer