Form 10-Q
period 2000-06-30
CHECK TECHNOLOGY CORP
filed 2000-08-11
CIK 350692

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2000

Commission file number	0-10691

CHECK TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date

Common Stock, $.10 Par Value Shares 6,190,353 as of August 8, 2000.

INDEX
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — - June 30, 2000 and September 30, 1999.

Condensed consolidated statements of operations — - Three months ended June 30, 2000 and 1999 and nine months ended June 30, 2000 and 1999.

Condensed consolidated statements of cash flows — - Nine months ended June 30, 2000 and 1999.

Condensed notes to consolidated financial statements — - June 30, 2000.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Market Risk in Management’s Discussion and Analysis.

PART II. OTHER INFORMATION

Item 6.	Exhibits and reports on Form 8-K

SIGNATURES

Part I. FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,925,152	$2,882,618

Short–term investments	796,144	164,380

Accounts receivable less allowance for doubtful accounts of $50,000	4,000,591	3,542,350

Inventories

Raw materials and component parts	6,112,626	6,128,748

Work-in-process	952,818	107,622

Finished Goods	3,325,379	4,218,621

	10,390,823	10,454,991

Deferred income taxes	1,934,300	1,570,884

Other current assets	1,282,885	870,633

TOTAL CURRENT ASSETS	20,329,895	19,485,856

EQUIPMENT AND FIXTURES

Machinery and equipment	1,953,642	2,005,512

Furniture and fixtures	2,116,057	1,958,732

Leasehold improvements	322,427	316,850

	4,392,126	4,308,094

Less accumulated depreciation and amortization	(3,510,847)	(3,338,081)

	881,279	970,013

TOTAL ASSETS	$21,211,174	$20,455,869

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	September 30,
	2000	1999

CURRENT LIABILITIES

Accounts payable and accrued expenses	$2,853,738	$2,533,952

Employee compensation and related taxes	479,202	553,185

Income taxes payable	69,827	175,449

Deferred revenue	1,733,079	448,335

Deferred tax current	4,230	0

Current portion of capital lease obligations	0	38,888

TOTAL CURRENT LIABILITIES	5,140,076	3,749,809

TOTAL LIABILITIES	5,140,076	3,749,809

STOCKHOLDERS’ EQUITY

Capital Stock

Common Stock—par value $.10 per share—authorized 25,000,000 shares; issued and outstanding June 30, 2000— 6,170,482 shares; September 30, 1999— 6,154,157 shares	617,048	615,416

Additional paid in capital	16,958,932	16,861,417

Accumulated other comprehensive (loss) income	(1,798,018)	(1,184,070)

Retained earnings	293,136	413,297

TOTAL STOCKHOLDERS’ EQUITY	16,071,098	16,706,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,211,174	$20,455,869

See notes to consolidated financial statements

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Month Period		Nine Month Period
	Ending June 30,		Ending June 30,
	2000	1999	2000	1999

Sales:

Printing equipment	$3,795,589	$814,680	$10,358,341	$3,778,318

Maintenance, spares and supplies	3,322,026	3,405,071	9,969,311	11,008,176

Net Sales	7,117,615	4,219,751	20,327,652	14,786,494

Costs and expenses:

Cost of sales	3,523,477	2,037,063	9,905,381	6,908,091

Selling, general and administrative	2,887,843	2,657,671	8,680,326	8,230,122

Research and Development	685,838	650,566	2,045,765	2,010,506

	7,097,158	5,345,300	20,631,472	17,148,179

(Loss) income from system sales and service	20,457	(1,125,549)	(303,820)	(2,362,225)

Interest income, net	38,962	13,190	91,085	98,688

Unrealized exchange (loss) gain	6,918	(57,726)	(143,278)	(182,065)

(Loss) income before taxes	66,337	(1,170,085)	(356,013)	(2,445,602)

Income taxes	(65,134)	45,000	(160,116)	(401,000)

Net (loss) income	$131,471	$(1,215,085)	$(195,897)	$(2,044,602)

(Loss) earnings per common share Basic and diluted	$.02	$(.20)	$(.03)	$(0.33)

Weighted average number of shares and share equivalents outstanding during the period	6,151,933	6,130,038	6,139,291	6,132,949

Weighted average number of shares and share equivalents outstanding during the period – assuming dilution	6,349,124	6,130,038	6,139,291	6,132,949

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ending
	June 30,

	2000	1999

OPERATING ACTIVITIES

Net (loss) income	$(195,897)	$(2,044,602)

Adjustments to reconcile net income to net cash provided (used) by operating activities:

Depreciation and amortization	282,591	267,581

Other	41,278	71,152

Changes in operating assets and liabilities:

Accounts receivable	(712,641)	42,536

Inventories	(187,852)	(1,317,379)

Other current assets	(857,338)	(177,270)

Accounts payable and accrued expenses	246,788	(288,402)

Deferred revenue	1,291,434	10,219

NET CASH PROVIDED (USED IN) OPERATING ACTIVITIES	(91,637)	(3,436,165)

INVESTING ACTIVITIES

Purchase of equipment and fixtures	(269,822)	(333,370)

Proceeds from sale of equipment	56,602	—

Purchase of short-term investments	(727,975)	(1,765,828)

Proceeds from sale of short-term investments	93,275	4,365,897

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(847,920)	2,266,699

FINANCING ACTIVITIES

Proceeds from(Purchase of) common stock	99,147	(143,043)

Repayment of note receivable from stock sale	—	14,804

Repayment of capital leases	(36,833)	(9,340)

NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES	62,314	(137,579)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(80,223)	(57,354)

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(957,466)	(1,364,399)

CASH & CASH EQUIVALENTS AT BEGINNING OF YEAR	2,882,618	2,701,888

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,925,152	$1,337,489

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000

NOTE A – – Basis Of Presentation

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

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000

NOTE B – – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Month Period		Nine Month Period
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

Numerator:

Net Income (Loss)	131,471	(1,215,085)	(195,897)	(2,044,602)

Numerator for basic and diluted earnings per share – income(loss) applicable to common stockholders	131,471	(1,215,085)	(195,897)	(2,044,602)

Denominator:

Denominator for basic earnings per share –

Weighted-average shares	6,151,933	6,130,038	6,139,291	6,132,949

Effect of dilutive securites:

Employee stock options	197,191	—	—	—

Employee stock grants	—	—	—	—

Dilutive potential common shares	197,191	-- a	-- a	-- a

Denominator for diluted earnings per share

Adjusted weighted- average shares	6,349,124	6,130,038	6,139,291	6,132,949

Earnings (loss) per common share basic and diluted	$.02	$(.20)	$(.03)	$(.33)

a—No incremental shares related to options are included because the impact would be antidilutive.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2000

NOTE C – – Comprehensive Income

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

The components of comprehensive income, net of related tax, for the three and nine month periods ended June 30, 2000 and 1999 are as follows:

	Three Month Period		Nine Month Period
	Ending June 30,		Ending June 30,

	2000	1999	2000	1999

Net (loss) income	$131,471	$(1,215,085)	$(195,897)	$(2,044,602)

Foreign currency translation adjustments	(217,762)	(92,985)	(613,948)	(437,985)

Comprehensive income	$(86,291)	$(1,308,070)	$(809,845)	$(2,482,587)

NOTE D – – Executive Loan

In May 2000, the Company modified the terms of its executive officer loan to extend the term of the loan until May 2001 and forgive the loan on a straight-line basis over the period May 2000 until May 2001.

Item 2

Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company’s revenues consist of (i) sales of document production systems and related equipment and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period and nine-month periods ended June 30, 2000, total revenues were up 69 percent and 37 percent respectively, compared with those of the same periods in fiscal 1999. Revenues from the sale of document production equipment for the fiscal 2000 third quarter increased $3.0 million from the same period in fiscal 1999 primarily due to increased North American sales of the Imaggia product line. In the fiscal 2000 third quarter, revenues from document production equipment included approximately $3.0 million from the sale of the Company’s Imaggia product line.

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

For the three and nine-month periods ended June 30, 2000, revenues from maintenance contracts, spare parts, supplies and consumable items decreased $80,000 and $1.1 million respectively, from the same period a year ago. For the nine-month period ended June 30, 2000, approximately $320,000 of the revenue decline was attributable to the effect of foreign currency exchange. A reduction in consumable revenues from Western European customers and the continued reduction in maintenance and consumables revenue from Pacific Rim customers accounted for the remainder of the decline. The Company expects domestic revenues from maintenance contracts, spare parts, supplies and consumable items to increase with the projected growth of the Imaggia product line and begin to offset the reduced international maintenance and consumables revenues.

The gross margin percentage for the three and nine-month periods ended June 30, 2000, was 50 percent and 51 percent, compared to 52 percent and 53 percent for the same periods a year ago. The decrease was due to a shift in the product mix from the Checktronic product line to the Imaggia product line and the decreased revenue from the sale of maintenance, spares, and supplies. The Company anticipates that its gross margin percentage for fiscal 2000 will be lower than fiscal 1999 as revenue from the Imaggia and Océ lines constitutes a larger portion of the Company’s total revenues.

For the three and nine-month periods ended June 30, 2000, selling, general and administrative expenses were $2.9 million and $8.7 million respectively, compared with $2.7 million and $8.2 million for the same periods a year ago. Research and development expense for the three-month period and nine-month period ended June 30, 2000 were $0.7 million and $2.0 million respectively, flat with the research and development expenses for the same periods last year.

Net interest income for the three and nine-month periods ended June 30, 2000, was $39,000 and $91,000 respectively, compared to $13,000 and $99,000 for the same period a year ago. The increase for the three-month period ending June 30, 2000 was due to increased cash balances available for investment.

The net exchange gain for the three-month period ended June 30, 2000 was $7,000 compared to a loss of $58,000 for the same period a year ago. The net exchange loss for the nine-month period ended June 30, 2000 was $143,000 compared to a loss of $182,000 for the same period a year ago. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

For the three-month period ended June 30, 2000, the income before income taxes was $66,000 compared to the loss before income taxes of $1.2 million for the same period a year ago. For the nine-month period ended June 30, 2000, the loss before income taxes was $356,000 compared to the loss before income taxes of $2.4 million for the same period a year ago. Income taxes for the three and nine-month periods ended June 30, 2000 were a benefit of $65,000 and $160,000 respectively, compared to an expense of $45,000 and a benefit of $401,000 for the same periods respectively last year. The income tax benefit for fiscal 2000 is primarily attributable to the net operating loss generated by foreign operations. In fiscal 1999, the income tax benefit was primarily attributable to the net operating loss generated by domestic operations.

For the three-month period ended June 30, 2000, the Company reported net earnings of $0.02 per share as compared to a net loss of $0.20 per share for the same period a year ago. The improvement was primarily attributable to the increase in equipment revenue, the unrealized foreign currency exchange gain, and the income tax benefit. For the nine-month period ended June 30, 2000, the Company reported a net loss of $0.03 per share as compared to a net loss of $0.33 per share for the same period a year ago. The improvement was primarily attributable to the increase in equipment revenue offset by a reduction in the income tax benefit.

Market Risk:

The Company presently has three foreign subsidiaries, located in England, France and Australia, does business in 51 countries, and generates approximately 50 percent of its revenues from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company experiences foreign currency gains and losses, which are reflected on the Company’s income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars.

The Company’s net investment in its foreign subsidiaries was $7,805,000 and $8,443,000 at June 30, 2000, and September 30, 1999, translated into U.S. dollars at the closing exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign exchange rates is not material. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1999. For the first nine-months of fiscal 2000 the Company experienced approximately $320,000 in reduced revenues due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and a reduction of approximately $115,000 in related gross profit.

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

In January 2000, the Company accepted a three-year equipment and service contract, valued at approximately $40.0 million, for its Imaggia system. The contract value includes the sale of document production systems and related equipment, maintenance, spare parts, supplies and consumable items for the three-year period. Equipment deliveries under the contract began in the second quarter of fiscal 2000 with delivery completion expected during the fourth quarter of fiscal 2001. Achievement of the Company’s future revenue plans depends upon the successful completion of the three-year contract.

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

Revenue Recognition:

On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101 (SAB No.101) “Revenue Recognition in Financial Statements.” SAB No. 101 summarizes certain of the staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 will be effective for the Company in the fourth quarter of fiscal 2001. The Company is in the process of determining the impact of SAB No. 101.

Liquidity and Capital Resources:

Working capital was $15.2 million at June 30, 2000, compared to $15.7 million at September 30, 1999. The Company’s inventory levels decreased from $10.5 million at September 30, 1999, to $10.4 million at June 30, 2000. Cash and short-term investments amounted to $2.7 million at June 30, 2000, compared to $3.0 million at September 30, 1999.

Stockholders’ equity was $16.1 million at June 30, 2000, compared to $16.7 million at September 30, 1999. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At June 30, 2000, the Company had repurchased 170,500 shares at a cost of $434,000.

The Company’s long-term debt to equity ratio was less than 0.01 at June 30, 2000, and September 30, 1999. The Company maintains a $2.5 million unsecured bank line of credit expiring March 31, 2001. At June 30, 2000, the line was unused. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 2000.

At June 30, 2000, the Company had no material commitments for capital expenditures.

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

The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION Registrant

Date	August 10, 2000	/s/ Jay A. Herman

Jay A. Herman

President and Chief Executive Officer

Date	August 10, 2000	/s/ Robert M. Barniskis

Robert M. Barniskis

Vice President and Chief Financial Officer