Form 10-K405
period 2000-09-30
CHECK TECHNOLOGY CORP
filed 2000-12-27
CIK 350692

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

       Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended September 30, 2000

Commission File Number: 0-10691

CHECK TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12500 Whitewater Drive, Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 939-9000

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
YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $22,652,490 at December 1, 2000 when the closing price of such stock, as reported by NASDAQ, was $3.750.

There were 6,188,388 shares outstanding of Registrant’s $.10 par value common stock as of December 1, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive proxy statement to be filed with the Commission by the end of January 2001 are incorporated by reference into Part III

This Form 10-K consists of 49 pages (including exhibits). The index is set forth on page 14.

TABLE OF CONTENTS

PART I
Executive Officers of the Company
PART II
PART III
PART IV
REPORT OF INDEPENDENT AUDITORS
Bank Line of Credit Agreement
Employment Agreement
List of Subsidiaries
Consent of Independent Auditors
Financial Data Schedule
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

Within a short time after the introduction of the Checktronic system, the Company recognized the product’s applicability in such areas as insurance claim production and centralized funds disbursements. The latter includes payroll and accounts payable checks. The Company calls these “Checkwriting” applications. Checkwriting typically requires a high level of security (e.g., secure operator access and the ability to produce an audit trail after a batch of checks is produced). The Company developed sophisticated control software/hardware, which met these stringent operating requirements. This security capability is offered as an option on many of the Company’s systems and differentiates the Company’s products from many competitors’ products.

The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above was found to result in the cost effective production of the small check order sizes common to most markets outside the United States. The production cost reductions for orders of between 25 and 100 checks, as well as the improvement in printing quality, created a demand for the Company’s systems in many international markets. In order to manage this demand and to provide the necessary technical support of the products after installation in the field, the Company opened its first subsidiary, Check Technology Limited, in England in 1983. The Company opened its French and Australian subsidiaries in 1987.

During fiscal 1998, the Company launched the Imaggia MG20® system in commercial markets in response to the changing demands of security printers and on-demand printing applications worldwide. In April 1999, the Company completed an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to sell (on a private label basis) and service the PS75 MICR product manufactured by Océ. In addition, the Company obtained certain non-exclusive rights to sell and service other Océ high-performance sheet-fed MICR and non-MICR printing systems.

At September 30, 2000, the Company had an installed base of 432 systems located in 53 countries.

Business

The Company’s business is the design, manufacture, sale and service of computerized financial document production systems. These systems can collate, personalize and encode documents into packages tailored to the customer’s requirements.

Products

Check Technology sells a family of electronic production systems for use in both cut-sheet and continuous forms production environments. These systems can be used for four basic applications: folio production, insurance claims, fulfillments and disbursements. Folio production includes the printing of checkbooks and financial payment coupon books. Insurance claim applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks, while disbursement applications include accounts payable checks and payroll checks. These electronic production systems enable companies, banks and government customers to easily and quickly transform blank paper stock into fully collated checks and forms.

Cut Sheet Production Systems. The Company’s premier cut-sheet system is the Imaggia MG20® system. The Imaggia system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Company markets the Imaggia system to customers with high volume folio production and print-on-demand applications. The Imaggia MG20 system operates at a rated speed of 228 pages per minute and accommodates varying paper sizes up to 18.75 inches in width and 22 inches in length. The Imaggia system can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability, and the consistency required to produce high quality documents while reducing production costs. The Company’s other manufactured cut-sheet system is the Checktronic series. The Checktronic series uses a combination of ion-deposition and impact technology. The Company markets four Checktronic models to customers with medium to high volume folio production, insurance claim, and fulfillment and disbursement applications. The Model 1750X operates at a rated speed of 45 pages per minute, while the Models 2100X, 4000X and 4500X operate at 60, 90 and 120 pages per minute, respectively. The Checktronic series can be purchased with advanced security/audit capability. The Company has an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to private label, sell, and service the PS75 MICR product manufactured by Océ. In addition, the Company has certain non-exclusive rights to private label, sell and service other Océ high-performance sheet-fed MICR and non-MICR printing systems. The Company’s Océ line of products utilize electrophotography imaging technology and markets the Océ systems to customers with medium to high volume folio production, insurance claim, fulfillment and disbursement, and print-on-demand applications. The Model PS75 MICR operates at a rated speed of 75 pages per minute, while the Model PS155 operates at 155 pages per minute and has both simplex and duplex operating modes.

Continuous Form Production Systems. The Company’s CheckPrinter series consists of continuous form systems. These systems are available as either stand-alone MICR printers or as tandem systems. The Model 930 and Model 960 operate at over 300 and 600 documents per minute, respectively. These two models utilize impact technology to produce high quality MICR characters.

Finishing Units. In addition to the document production systems, the Company offers a finishing system to complement its cut-sheet product line. The Foliotronic® system incorporates a blend of proven concepts with new designs and advanced microprocessor controls. The Foliotronic system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with the Company’s electronic production systems, the Foliotronic system enables customers with folio production applications to transform blank paper stock into finished books.

Service and Maintenance. Service and maintenance revenue results from the sale of maintenance contracts, the sale of proprietary consumable and supply items and the sale of spare parts to customers who have purchased the Company’s equipment. Supplies are operating materials that are consumed during normal operation of the Company’s systems. Examples of these supplies are MICR ribbon, which is consumed in the printing of each MICR code line, and toner, which is consumed in the printing of each document. The Company believes that its service network and spare parts business operated profitably for the years ended September 30, 2000, 1999 and 1998, based upon the economies of scale achieved from the expansion of the installed base of Company equipment.

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

Sales and Marketing

Organization. The Company’s system sales are made predominantly through direct sales personnel based in the United States and abroad. Marketing activities for the Company and its subsidiaries are centralized at the Company’s headquarters in Minnetonka, Minnesota, USA. These activities include the development and implementation of product pricing, advertising and public relations strategies. In addition, the Company utilizes market research and market development resources to anticipate changes in the Company’s competitive environment.

United States Market. The market in the United States for checks and other financial documents is the largest in the world, notwithstanding the fact that the annual consumption of checks has shown a slowing growth rate over the last five years. The Company believes alternatives to the check document, such as debit and credit cards, will eventually reduce the number of checks used, although the size and rate of reduction are difficult to predict. Company studies have shown that other documents produced by the Company’s systems have exhibited higher growth rates over the same period. These documents include payment coupons, tax payment and other installment payment products.

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

The Company’s systems have also been sold in the United States primarily to check printers, payment coupon producers, service bureaus and large corporations. These organizations all have requirements for the production of personalized encoded document packages such as small personal check orders, installment payment books, payroll, payables and insurance claims checks. The Company expects to continue to increase its installed system base in the United States.

International Market. The market for the Company’s products outside the United States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on the Company’s products because of their automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the Company’s high quality MICR printing capabilities. As a result of these market factors, the Company has had success in penetrating the largest personal check production markets outside of the United States. These include Australia, Brazil, France, Mexico, Spain and the United Kingdom.

Competition

The Company’s products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of the Company’s competitors are well established and have significantly greater access to financial, technical and personnel resources. The Company believes sales of the Imaggia system are critical to its ability to remain competitive in the markets it serves. See “Research and Development.”

Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul, Minnesota), John H. Harland Company (Decatur, Georgia), and Clarke American (San Antonio, Texas), all of which are customers of Check Technology Corporation. These major players establish competitive standards for alphanumeric print quality, MICR print quality and delivery time in this segment. All of these market standards must be met or surpassed by any new market competitor or production technology in order to capture a substantial share of the United States personal check market. In the past, the Company was able to establish itself only in the production of new account kits, money market checkbooks and other applications, which do not require offset or letterpress quality. The Imaggia system was designed to provide entry into the United States check production market. See “Research and Development.” In January 2000, the Company accepted a three-year equipment and service contract for its Imaggia system to be used in the manufacture of checkbooks in the United States.

The Company has had success in the United States folio production segment involved in the production of personalized payment books such as installment loan and tax payment books. This market is dominated by a small number of companies such as NCP (Birmingham, Alabama), Cummins Allison (Indianapolis, Indiana) and Venture Encoding (Dallas, Texas). The predominant personal checkbook manufacturers discussed above also produce payment books. The Company’s products have found market acceptance in this segment because they provide the efficiency, reliability and production flexibility sought by this segment. Xerox (United States) and Océ (Germany) are presently the Company’s major competition for the production of payment books.

International folio production markets, like the United States payment book production market, are also driven more by cost and production efficiency factors than by alphanumeric print quality standards. In addition, enforcement of high MICR standards by the clearing banks in most international markets makes MICR printing quality an extremely important competitive factor. The Company’s Checktronic family of products has found a high degree of acceptance in the international market segments because these systems provide the efficiency, production flexibility and MICR quality sought by the major check producers. The Company competes in the international marketplace with Troy (United States), Xerox, Océ and Nipson Bull (France).

The centralized high volume production of insurance claims and check disbursements does not require extensive collation. For this reason, the Company finds many competitors in this market segment. Specific competitors include Xerox, Océ, Troy and IBM (United States). The Company’s products offer security and audit control, which for companies that generate many checks is a significant advantage as it restricts unauthorized access to data printed on Check Technology systems. The Company’s security/audit capability also physically tracks the total number of documents printed and maintains a running total of the dollar amounts printed in each run.

Backlog

At December 1, 2000, the Company had a backlog of approximately $13,590,000, compared to a backlog of $4,082,000 as of December 1, 1999. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company’s backlog as of any particular date may not be representative of the Company’s actual sales for any succeeding fiscal period. During most of fiscal 2000, the Company had a significant backlog due to the January 2000 acceptance of a three-year Imaggia system and service contract, valued at approximately $40.0 million. Backlog declined throughout the year as scheduled deliveries were met. The Company’s equipment is manufactured to orders received, and to date, the Company has never been in a position where it was unable to meet a scheduled shipment date because of excessive order backlog. The Company expects that from time to time it will continue to have periods during which there may be little or no backlog.

Manufacturing and Sources of Supply

The Company has adopted a manufacturing process to enable it to produce a “generic” product that can be quickly configured to a customer’s specific order without rework. This process has enabled the Company to begin manufacturing without firm final orders. As a result, the Company has been able to reduce manufacturing parts and material inventories, while, at the same time, being able to respond quickly to new orders.

The components of the Company’s financial document production systems are manufactured by outside vendors, tested and then incorporated into the systems by Company personnel. While the Company uses only one source for many of the key components of its printing systems, most components, with the exception of the non-impact alphanumeric printer and the MICR printer hammer bank component, are available from multiple sources. However, many of the critical components of the Company’s systems would require redesign if new vendors were used.

The non-impact alphanumeric printers and associated spare parts and consumables for both the Checktronic and the Imaggia systems are supplied to the Company by Delphax Systems (Delphax), which has its manufacturing facilities in Toronto, Canada. Delphax has been the supplier of the printers used in the Company’s systems since the Company’s inception. Xerox, one of the Company’s competitors, owned a one–third partnership interest in Delphax for many years and in November 1997 acquired the remaining equity of Delphax. In connection with this acquisition, Xerox advised the Company that its intention is to have Delphax comply with all of Delphax’s existing contractual obligations to the Company and expand Delphax’s relationship with the Company in the future, indicating that the competitive relationship between the Company and Xerox will not be a factor in the relationship of Delphax with the Company. The expressed intentions of Xerox could change to the detriment of the Company. In February 2000, the Company finalized a purchase agreement with Delphax for the worldwide exclusive rights to sell the Gemini digital printing technology in the blank check and check folio production market until May 25, 2003. No assurance can be given at this time that the Company will be able to secure a replacement source of supply for the alphanumeric printers supplied by Delphax.

Research and Development

Since its formation, the Company’s research and development activities have been focused on the development of computerized printing systems capable of producing, on a precision basis, financial documents at required speeds and volumes. The Company continues to develop features for the Imaggia system, which is targeted at the high volume U.S. check market, as well as offering potential for increasing the Company’s international business. The Company is using Delphax Systems Gemini digital printing technology as the initial print engine for the Imaggia system. Delays occurred in introducing the system, due in part to development delays associated with the Gemini print engine and finalization of the engine’s toner formulation, were outside of the Company’s control.

During fiscal 2000, the Company has continued product engineering on the Imaggia system to improve its performance to meet market demands. The Company expects that product engineering efforts seeking further improvements and enhancements will be ongoing. The Company has also continued product engineering on its established product lines. The Company’s research and development expenditures were $2,722,000, $2,710,000 and $2,729,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

Patents

In July 1997, the Company received a patent covering certain aspects of its Imaggia system. In prior years, the Company has received patents covering the Model 2000 Checktronic printing system, its fusing process and the autotaper for the Foliotronic system. There is no assurance that such patents will afford the Company any competitive advantage. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its personnel rather than on patents. The Company cannot be assured that its printing systems, or any components of such systems, will not be covered in whole or part by existing patents. Although the Company is not presently aware of such patents, the Company could be required to obtain patent licenses in order to conduct its business.

Employees

As of December 1, 2000, the Company had 207 full-time employees, including 36 in executive and administrative positions, 28 in research and development, 32 in manufacturing, 17 in sales and marketing and 94 in customer service.

Many of the Company’s employees are highly skilled, and the Company’s future success will depend, in part, upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company’s corporate and manufacturing offices are located in Minnetonka, a suburb of Minneapolis, Minnesota. The Company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $418,000, increasing to $481,000 on September 15, 2005 and thereafter, plus operating expenses and real estate taxes incurred by the landlord.

In addition, the Company leases office space for its European sales and service center in Crawley, England, under a lease which expires in 2013 and provides for annual lease payments of $189,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. The Company leases smaller office premises for its operations in Australia and France.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

Executive Officers of the Company

The names and ages of all of the Company’s executive officers and the positions held as of the date of this report are:

Name	Position	Age

Jay A. Herman	President and Chief Executive Officer	53

Peter J. Wood	Vice President of Engineering	58

Dieter P. Schilling	Vice President of Operations	45

Robert M. Barniskis	Vice President, Chief Financial Officer	37

Officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among the Company’s officers and directors.

Set forth below is a summary of the business experience of each of the executive officers of the Company:

Jay A. Herman joined the Company as Executive Vice President and Chief Financial Officer in May of 1988 and was promoted to President in June 1989. Prior to joining the Company, Mr. Herman was Vice President and Chief Financial Officer of Gelco Corporation’s International Division. He held that post from 1986 to 1988. Between 1979 and 1986, Mr. Herman held positions of Vice President of Administrative Services for Gelco Corporation and Director of Planning and Budgets for Gelco’s Fleet Leasing Division. Before joining Gelco, Mr. Herman held several positions with General Mills.

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

Dieter P. Schilling was named Vice President of Operations in November 2000 after having held the position of Vice President of Operations and Customer Service since October of 1989. From October 1986 until October 1989, he held the position of Vice President of Customer Service. Mr. Schilling joined the Company as Director of Field Services in 1985 and was promoted to Director of Customer Service in April of 1986. Previous to this, Mr. Schilling was a co-founder and President of Southern California Telephone, a telephone interconnects company, which was sold to American Telecommunications, Inc. in 1985.

Robert M. Barniskis joined the Company as Vice President, Chief Financial Officer in November 1999. Prior to joining the Company, Mr. Barniskis spent 14 years in various financial roles within Rosemount Inc., a wholly owned subsidiary of Emerson Electric Company. He was Finance Director, Americas, of Rosemount’s Measurement Division from 1998 to 1999. Between 1996 and 1998, Mr. Barniskis was Finance Director, Asia Pacific, for Fisher-Rosemount Systems, Inc., based in Singapore. Previous to this, Mr. Barniskis was Director of Finance and MIS for Kay-Ray/Sensall, Inc., a wholly owned subsidiary of Rosemount Inc., from 1993 to 1995.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock trades on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “CTCQ.” The following table sets forth for the periods indicated, the range of high and low closing prices per share as reported by NASDAQ. The NASDAQ bid quotations represent inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low

Year ended September 30, 2000

First quarter	$4.313	$1.875

Second quarter	8.375	3.563

Third quarter	6.375	4.250

Fourth quarter	5.625	4.250

Year ended September 30, 1999

First quarter	3.875	2.188

Second quarter	3.000	2.125

Third quarter	2.563	1.500

Fourth quarter	3.188	2.188

Stock Repurchase Program

In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. At September 30, 2000, the Company had repurchased 170,500 shares at a cost of $434,400.

Holders

As of December 1, 2000, the Company had 329 holders of Common Stock of record.

Dividends

The holders of Common Stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended September 30,

	2000	1999	1998	1997	1996

Consolidated Statement of Operations Data:

Net sales	$28,781,718	$22,308,000	$23,739,528	$22,866,674	$24,718,914

Net (loss) income	(290,437)	(1,614,387)	198,862	325,979	2,245,713

(Loss) earnings per common share(1)	(0.05)	(0.26)	0.03	0.05	0.36

(Loss) earnings per common share assuming dilution(2)	(0.05)	(0.26)	0.03	0.05	0.36

Weighted average number of shares outstanding during the period (1)	6,146,630	6,129,225	6,273,756	6,224,797	6,170,778

Weighted average number of shares and equivalents outstanding during the period, assuming dilution (2)	6,146,630	6,129,225	6,289,872	6,295,073	6,286,049

Consolidated Balance Sheet Data:

Working capital	$15,036,839	$15,736,047	$17,634,271	$17,588,576	$17,310,488

Total assets	24,365,873	20,455,869	22,319,507	22,971,493	22,277,856

Long-term liabilities	—	—	35,059	78,903	56,615

Stockholders’ equity	15,923,236	16,706,060	18,567,126	18,679,662	18,408,486

(1)	Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock outstanding during the period.

(2)	Earnings per share of Common Stock assuming dilution is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company’s revenues consist of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 2000 (fiscal 2000), sales of document production equipment increased 101% over the year ended September 30, 1999 (fiscal 1999), compared to a decrease of 15% in fiscal 1999 over the year ended September 30, 1998 (fiscal 1998). The increase in fiscal 2000 arose primarily from the increased North American sales of the Imaggia system. The Company completed the sale of twenty-two Imaggia systems in fiscal 2000, compared to seven in fiscal 1999, and as of December 1, 2000, had an order backlog of approximately $11.5 million for its Imaggia system, which it expects to ship in fiscal 2001. The decrease in sales of document production equipment in fiscal 1999 was due primarily to the strategic decision to limit sales of its Imaggia product, as well as lower Checktronic sales in Latin America and Asia. For some time, the Company has held a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic product line has softened in these international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present uncertain economic environment in many of the countries within these emerging markets has limited the Company’s current opportunities to sell high-end capital equipment into those regions.

Revenues from maintenance contracts, spare parts, supplies and consumable items decreased 9% in fiscal 2000 over fiscal 1999, compared to a 1% decrease in fiscal 1999 over fiscal 1998. The $1.4 million decrease in fiscal 2000 was due to three evenly distributed factors. First, approximately a third of the fiscal 2000 revenue decline was due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated sales. Second, approximately a third of the fiscal 2000 revenue decline was due to the continued reduction in maintenance and consumables revenue from Pacific Rim customers. The remainder of the fiscal 2000 revenue decline was due to the reduction in consumable revenues from Western European customers. The decrease in fiscal 1999 over fiscal 1998 was primarily due to a reduction in maintenance and consumables revenue from Pacific Rim customers. The Company expects domestic revenues from maintenance contracts, spare parts, supplies and consumable items to increase in fiscal 2001 with the projected growth of the Imaggia product line, offsetting the projected decline in international maintenance and consumable revenues.

The Company’s gross margin percentage in fiscal 2000 was 51%, compared to 53% in fiscal 1999 and 58% in fiscal 1998. The decreases in gross margin percentage each year were primarily due to the shift in the product mix from the Checktronic product line to the Imaggia product line and the decreased revenue from the sale of maintenance, spares and supplies. The Company anticipates that its gross margin percentage in fiscal 2001 will be somewhat lower than fiscal 2000 as revenue from the Imaggia and Océ lines constitutes a larger portion of the Company’s total revenues.

Selling, general and administrative expenses increased $1.3 million in fiscal 2000, compared to fiscal 1999 and were flat in fiscal 1999 as compared to fiscal 1998. The increase in fiscal 2000 was due to the increase in personnel and associated expenses required to support the increase in total revenues. The Company anticipates that its selling, general and administrative expenses in fiscal 2001 may continue to increase to support the projected growth in total revenues, but at a rate less than the projected total revenue rate of growth.

Research and development expenses were flat in fiscal 2000, compared to fiscal 1999 and fiscal 1998.

Net interest income was $117,000 in fiscal 2000, compared to $114,000 in fiscal 1999 and $334,000 in fiscal 1998. The decrease in fiscal 1999 was due to lower cash balances available for investment and lower interest rates.

The Company recorded an income tax benefit of 37% in fiscal 2000, compared to an income tax benefit of 17% in fiscal 1999 and an income tax expense of 33% in fiscal 1998. The fiscal 2000 income tax benefit reflects the recording of approximately $174,000 in deferred tax assets from the net operating losses and tax credits generated in fiscal 2000. The 1999 income tax benefit reflects the recording of approximately $261,000 in deferred tax assets from the net operating losses and tax credits generated in fiscal 1999. Despite the reported cumulative net loss for fiscal 2000, the Company believes recorded net deferred tax assets are more likely than not to be recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals. The Company believes it will generate sufficient future taxable income to recover its net deferred tax assets from increased sales of its Imaggia product line, sales of the Océ product line and continued sales of maintenance, spares and supplies. Further information about income taxes is provided in Note B to the consolidated financial statements.

The net loss for fiscal 2000 amounted to $0.05 per share, compared to a net loss of $0.26 per share in fiscal 1999 and net income of $0.03 per share in fiscal 1998. The improvement in the net loss in fiscal 2000 was due to the increase in document production systems revenue, offset by the effect of reduced gross margins, increased selling, general and administrative expenses, and the unfavorable effects of foreign currency exchange rate fluctuations. The net loss in fiscal 1999 was primarily due to the decrease in the level of document production systems revenue, the effect of reduced gross margins, and the unfavorable effects of foreign currency exchange rate fluctuations.

Market Risk

The Company presently has three foreign subsidiaries, located in England, France and Australia, does business in 53 countries, and generates approximately 44% of its revenue from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in these markets.

The Company experiences foreign currency gains and loss, which are reflected in the Company’s income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s three foreign subsidiaries, and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries which are denominated in U.S. dollars. The net exchange loss arising from this was $293,000 in fiscal 2000, compared to a loss of $120,000 in fiscal 1999 and a gain of $132,000 in fiscal 1998. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future.

The Company’s net investment in its foreign subsidiaries was $7,006,000 and $8,443,000 at September 30, 2000 and 1999, respectively, translated into U.S. dollars using the year-end exchange rates. The potential loss value resulting from a hypothetical 10% change in foreign currency exchange rates was not material in 2000 and 1999. In fiscal 2000 the Company experienced approximately $877,000 in reduced revenues due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and a reduction of approximately $414,000 in related gross profit. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in 1999 and 1998.

Factors Affecting Results of Operations

The Company is continuing development of the Imaggia system, including improving its overall reliability and robustness. The Company is using the Gemini digital print technology, developed by Delphax, as the print engine for the Imaggia system. Over the course of the development, the Company has experienced delays, due in part to development delays associated with the Gemini print engine and finalization of the engine’s toner formulation, which are outside of the Company’s control. No assurance can be given that further delays will not occur or that product development or warranty expenses will not be higher than anticipated.

In January 2000, the Company accepted a three-year equipment and service contract, valued at approximately $40.0 million, for its Imaggia system. The contract value includes the sale of document production systems and related equipment, maintenance, spare parts, supplies and consumable items for the three-year period. Equipment deliveries under the contract began in the second quarter of fiscal 2000, with delivery completion expected during the fourth quarter of fiscal 2001. Achievement of the Company’s future revenue plans depends upon the successful completion of the three-year contract and continued market acceptance of the Imaggia system.

During fiscal 2000, the Company affirmed its agreement with Océ Printing Systems GmbH for worldwide exclusive rights to private label, sell and service the PS75 MICR product. In addition, the Company obtained certain non-exclusive rights to private label, sell and service other Océ high-performance sheet-fed MICR and non-MICR printing systems. The Company anticipates that sales of the Océ products will comprise a larger portion of its document production systems revenue in fiscal 2001.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro). The transition period for the introduction of the Euro is January 1, 1999 to January 1, 2002. The Company has prepared for the introduction of the Euro and has evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and effects on the processes for preparing taxation and accounting records. The Company believes the Euro conversion will not have a material impact on its financial statements.

Revenue Recognition

On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101 Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal 2001. The Company is in the process of determining the impact of this Bulletin.

Liquidity and Capital Resources

Working capital was $15.0 million at September 30, 2000, compared to $15.7 million at September 30, 1999. The decline is primarily due to an increase in accounts receivable and work-in-progress inventory, which was more than offset by increases in accounts payable and deferred revenue. The Company’s inventory levels increased from $10.5 million at September 30, 1999, to $11.8 million at September 30, 2000, primarily due to an increase in Imaggia related inventory. Cash and short-term investments amounted to $3.2 million at September 30, 2000, compared to $3.0 million at September 30, 1999. Deferred revenue increased from $448,000 as of September 30, 1999, to $3,316,000 as of September 30, 2000, primarily due to contractually agreed billing in advance of equipment shipment to one customer. Stockholders’ equity was $15.9 million at September 30, 2000, compared to $16.7 million at September 30, 1999. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At September 30, 2000, the Company had repurchased 170,500 shares at a cost of $434,000. Stockholders’ equity was also affected in 2000 by a negative change of $785,000 in the foreign currency adjustment, arising from the translation of the assets and liabilities of the Company’s subsidiaries from their functional currencies to U.S. dollars.

The Company had no long-term debt as of September 30, 2000 and 1999. The Company maintains a $2.5 million unsecured bank line of credit. The line of credit agreement places certain restrictions on the Company including, among others, requirements as to maintenance for minimum levels of tangible net worth. As of September 30, 2000, the entire line was unused, and the Company was granted a compliance waiver with respect to the total liabilities to tangible net worth covenant as of that date. The credit agreement expires April 30, 2001, and the Company expects to negotiate a new bank line of credit. The Company believes that its current capital resources, unused financing source, and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 2001.

As of September 30, 2000, the Company had committed to purchase certain leased office furniture and equipment from the lessor for approximately $61,000.

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report, in the Company’s Form 10-K, in other filings with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made to securities market analysts and stockholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from historical earnings and those presently anticipated or projected. Examples of such forward-looking statements include: (i) the last sentence of the second paragraph under the subheading “Market Risk” concerning unrealized gains or losses from foreign operations, and (ii) the last sentence of the second paragraph under the subheading “Liquidity and Capital Resources” concerning adequacy of working capital. The factors mentioned under the subheading “Factors Affecting Results of Operations” are among those that in some cases have affected and in the future could affect the Company’s actual results and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.

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

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the section entitled “Election of Directors” included in the Company’s definitive proxy statement, to be mailed to stockholders on or about January 31, 2001, and filed with the Securities and Exchange Commission.

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company’s common stock.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

Reference is made to the section entitled “Executive Compensation” included in the Company’s definitive proxy statement, to be mailed to stockholders on or about January 31, 2001, and filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the section entitled “Principal Holders of CTC Capital Shares” included in the Company’s definitive proxy statement, to be mailed to stockholders on or about January 31, 2001, and filed with the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements of Check Technology Corporation and subsidiaries are submitted in a separate financial statement section of this report.

Financial Statement Schedules

Number	Description	Page

Schedule II	Valuation and Qualifying Accounts and Reserves	35

All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

Exhibits

Number	Description	Page or Incorporated by Reference From

3.1	Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for fiscal year ended September 30, 1987

3.2	Amended Bylaws	Exhibit 3.2 to Form 10-K for fiscal year ended September 30, 1994

4.1	Specimen of the Company’s Common Stock Certificates	Exhibit 4(b) to Registration Statement on Form S-1 (No. 2-97193)

4.2	Statement of Rights and Preferences of Capital Stock	Exhibit A to Current Report on Form 8-K dated May 15, 1990

10.1	Lease for Offices in Crawley, England Bank	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985

10.2	Line of Credit Agreement, as amended, effective March 31, 2000	Exhibit 10.2 filed herewith

Number	Description	Page or Incorporated by Reference From

10.3	1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 1986

10.4	Form of Indemnification Agreement that the Company has entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes Section 302A.521 and the Company Bylaw provisions (which are substantially identical to the statute)	Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 1987

10.5	Employment Agreement as of October 1, 2000, between the Company and Jay A. Herman	Exhibit 10.5 filed herewith

10.6	1991 Stock Plan	Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 1991

10.7	Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 1994

10.8	1997 Stock Plan	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 1997

10.9	Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 1997

21	List of Subsidiaries	Exhibit 21 filed herewith

23.1	Consent of Independent Auditors	Exhibit 23.1 filed herewith

27	Financial Data Schedule	Exhibit 27 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION

Dated:	December 5, 2000	By: /s/ Jay A. Herman Jay A. Herman President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Director
/s/ Jay A. Herman	(Principal Executive Officer)	December 5, 2000

Jay A. Herman

Vice President, Chief Financial Officer
/s/ Robert M. Barniskis	(Principal Financial & Accounting Officer)	December, 5, 2000

Robert M. Barniskis

/s/ Gary Holland	Director	December 5, 2000

Gary Holland

/s/ Thomas H. Garrett III	Director	December 5, 2000

Thomas H. Garrett III

/s/ R. Stephen Armstrong	Director	December 5, 2000

R. Stephen Armstrong

Annual Report on Form 10-K

Item 8, Item 14(a)(1) and (2), (c), and (d)

List of Financial Statements and Financial Statement Schedules

Financial Statement Schedules

Certain Exhibits

Year Ended September 30, 2000

Check Technology Corporation

Minnetonka, Minnesota

Form 10-K—Item 14(a)(1) and (2)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements of Check Technology Corporation and subsidiaries are included in Item 8:

      Report of Independent Auditors

      Consolidated Balance Sheets — September 30, 2000 and 1999

      Consolidated Statements of Operations — The years ended September 30, 2000, 1999 and 1998

      Consolidated Statements of Stockholders’ Equity —The years ended September 30, 2000, 1999 and 1998

      Consolidated Statements of Cash Flows — The years ended September 30, 2000, 1999 and 1998

      Notes to Consolidated Financial Statements — September 30, 2000

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Check Technology Corporation

We have audited the accompanying consolidated balance sheets of Check Technology Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Check Technology Corporation and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP

Minneapolis, Minnesota
November 22, 2000

CONSOLIDATED BALANCE SHEETS
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

	September 30,

	2000	1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$3,043,754	$2,882,618

Short-term investments	108,760	164,380

Accounts receivable, less allowance for doubtful accounts of $51,697 and $50,000 as of September 30, 2000 and 1999, respectively	5,398,986	3,542,350

Inventory:

Raw materials and component parts	6,318,199	6,128,748

Work-in-progress	1,217,165	107,622

Finished goods	4,269,391	4,218,621

	11,804,755	10,454,991

Deferred income taxes	1,743,519	1,570,884

Other current assets	1,379,702	870,633

TOTAL CURRENT ASSETS	23,479,476	19,485,856

EQUIPMENT AND FIXTURES

Machinery and equipment	1,983,899	2,005,512

Furniture and fixtures	2,169,434	1,985,732

Leasehold improvements	315,995	316,850

	4,469,328	4,308,094

Less accumulated depreciation and amortization	3,582,931	3,338,081

	886,397	970,013

TOTAL ASSETS	$24,365,873	$20,455,869

      See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

	September 30,

	2000	1999

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,242,943	$2,533,952

Employee compensation and related taxes	868,362	553,185

Income taxes payable	15,247	175,449

Deferred revenue	3,316,085	448,335

Current portion of capital lease obligations	—	38,888

TOTAL CURRENT LIABILITIES	8,442,637	3,749,809

TOTAL LIABILITIES	8,442,637	3,749,809

STOCKHOLDERS’ EQUITY

Common stock — par value $.10 per share — authorized 25,000,000 shares; issued and outstanding:

6,190,978 and 6,154,157 as of September 30, 2000 and 1999, respectively	619,098	615,416

Additional paid-in capital	17,063,384	16,861,417

Accumulated other comprehensive loss	(1,968,736)	(1,184,070)

Retained earnings	209,490	413,297

TOTAL STOCKHOLDERS’ EQUITY	15,923,236	16,706,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,365,873	$20,455,869

      See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

		Year Ended September 30,

	2000	1999	1998

Sales:

Printing equipment	$15,625,836	$7,790,870	$9,145,553

Maintenance, spares and supplies	13,155,882	14,517,130	14,593,975

NET SALES	28,781,718	22,308,000	23,739,528

Costs and Expenses:

Cost of sales	14,106,518	10,583,208	10,078,505

Selling, general and administrative	12,235,438	10,949,967	11,101,002

Research and development	2,722,404	2,709,716	2,728,547

	29,064,360	24,242,891	23,908,054

(LOSS) FROM SYSTEM SALES AND SERVICE	(282,642)	(1,934,891)	(168,526)
Interest expense	8,214	10,900	18,910

Interest (income)	(125,243)	(124,469)	(353,307)

Unrealized exchange loss (gain)	292,824	120,065	(131,991)

(LOSS) INCOME BEFORE TAXES	(458,437)	(1,941,387)	297,862
Income tax (benefit) expense	(168,000)	(327,000)	99,000

NET (LOSS) INCOME	$(290,437)	$(1,614,387)	$198,862

Basic and diluted (loss) earnings per common share	$(0.05)	$(0.26)	$0.03

Weighted average number of shares and equivalents outstanding during the period	6,146,630	6,129,225	6,273,756

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,146,630	6,129,225	6,289,872

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained

	Shares	Amount	Capital	Income	Earnings	Total

Balance, September 30, 1997	6,338,135	$633,814	$17,151,182	$(851,225)	$1,745,891	$18,679,662

Comprehensive income:

Net income	—	—	—	—	198,862	198,862

Translation adjustment	—	—	—	(66,631)	—	(66,631)

Total comprehensive income						132,231

Exercise of stock options, Including tax benefit of $41,491	15,000	1,500	(5,491)	—	—	(3,991)

Purchase of stock	(153,590)	(15,359)	(6,464)	—	(371,842)	(393,665)

Vesting of restricted stock	—	—	—	—	146,986	146,986

Cancellation of restricted stock	(21,425)	(2,143)	(206,745)	—	208,888	—

Payment, note receivable	—	—	5,903	—	—	5,903

Balance, September 30, 1998	6,178,120	617,812	16,938,385	(917,856)	1,928,785	18,567,126

Comprehensive income:

Net loss	—	—	—	—	(1,614,387)	(1,614,387)

Translation adjustment	—	—	—	(266,214)	—	(266,214)

Total comprehensive loss						(1,880,601)

Exercise of stock options, including tax benefit of $26,649	3,917	392	(23,933)	—	—	(23,541)

Purchase of stock	(21,880)	(2,188)	(9,934)	—	(45,476)	(57,598)

Vesting of restricted stock	—	—	—	—	86,625	86,625

Cancellation of restricted stock	(6,000)	(600)	(57,150)	—	57,750	—

Payment, note receivable	—	—	14,049	—	—	14,049

Balance, September 30, 1999	6,154,157	615,416	16,861,417	(1,184,070)	413,297	16,706,060

Comprehensive income:

Net loss	—	—	—		(290,437)	(290,437)

Translation adjustment	—	—	—	(784,666)	—	(784,666)

Total comprehensive loss						(1,075,103)

Exercise of stock options, including tax benefit of $13,761	37,983	3,798	115,160	—	—	118,958

Purchase of stock	(1,162)	(116)	(3,007)	—	—	(3,123)

Vesting of restricted stock	—	—	—	—	86,630	86,630

Forgiveness of executive officer note	—	—	89,814	—	—	89,814

Balance, September 30, 2000	6,190,978	$619,098	$17,063,384	$(1,968,736)	$209,490	$15,923,236

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

	Year Ended September 30,

	2000	1999	1998

OPERATING ACTIVITIES

Net (loss) income	$(290,437)	$(1,614,387)	$198,862

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	388,145	364,261	369,059

Provision for bad debts	(1,862)	—	—

Forgiveness of executive officer note	89,814	—	—

Other	71,313	91,434	(46,328)

Changes in operating assets and liabilities:

Accounts receivable	(2,284,022)	(197,755)	33,864

Inventory	(1,494,726)	(376,655)	(2,226,009)

Other current assets	(889,700)	(41,713)	(660,347)

Accounts payable and accrued expenses	2,070,076	(2,399)	(396,471)

Deferred revenue	2,884,708	60,148	(67,055)

NET CASH PROVIDED BY (USED IN) OPERATING

ACTIVITIES	543,309	(1,717,066)	(2,794,425)

INVESTING ACTIVITIES

Purchase of equipment and fixtures	(394,533)	(370,750)	(246,498)

Proceeds from sale of equipment	60,387	9,193	53,236

Purchase of short-term investments	(718,519)	(1,634,700)	(8,926,101)

Proceeds from sale of short-term investments	781,252	4,068,501	11,907,089

NET CASH (USED IN) PROVIDED BY INVESTING

ACTIVITIES	(271,413)	2,072,244	2,787,726

FINANCING ACTIVITIES

Repurchase/issuance of common stock	105,441	(138,889)	(438,107)

Repayment of note receivable from stock sale	10,394	14,049	5,903

Repayment of long-term debt and capital leases	(36,156)	(12,673)	(57,265)

NET CASH PROVIDED BY (USED IN) FINANCING

ACTIVITIES	79,679	(137,513)	(489,469)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(190,439)	(36,935)	32,455

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	161,136	180,730	(463,713)

CASH AND CASH EQUIVALENTS AT

BEGINNING OF YEAR	2,882,618	2,701,888	3,165,601

CASH AND CASH EQUIVALENTS AT

END OF YEAR	$3,043,754	$2,882,618	$2,701,888

Supplemental Schedule

Forgiveness of executive officer note	$89,814	$—	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Check Technology Corporation’s business is the design, manufacture, sale and service of computerized financial document production systems. The systems can collate, personalize and encode documents into packages tailored to the customers’ requirements. The systems are sold through the Company and its international subsidiaries. A significant portion of the total revenues of the Company is related to service and support provided after the sale. The Company has a significant presence in the international check production marketplace in Europe, Australia, Latin America, Asia and the Middle East.

Principles of Consolidation: The financial statements include the accounts of the Company and its wholly owned subsidiaries, Check Technology Ltd., Check Technology Pty. Ltd., and Check Technology France S.A. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Revenue Recognition: Revenue is recognized when systems are shipped or services are rendered. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Customer billings in advance of system shipment are recorded as deferred revenue and recognized upon shipment of the system.

Foreign Currency Translation: The Company’s wholly owned foreign subsidiaries’ financial statements are measured in their functional currency before translating to U.S. dollars. Gains and losses resulting from the translation are recorded as a component of stockholders’ equity.

Income Taxes: The liability method is used to account for income tax expense. Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The deferred tax asset is reduced by a valuation allowance to a net amount which the Company believes it more likely than not will realize, based on the Company’s estimates of its future earnings and the expected timing of temporary difference reversals. Investment tax credits are accounted for under the flow-through, method thereby reducing income taxes in the year in which the credits are realized.

Stock-Based Compensation: The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (SFAS 123).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued

Earnings per Share: The basic earnings per share amounts are determined based on the weighted average common shares outstanding, while the diluted earnings per share amounts also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings per share calculation is as follows:

	2000	1999	1998

Denominator for basic earnings per share, weighted average shares	6,146,630	6,129,225	6,273,756

Effect of dilutive securities:

Employee stock options	—	—	11,753

Employee stock grants	—	—	4,363

Dilutive potential common shares	—	—	16,116

Denominator for diluted earnings per share, adjusted weighted average shares	6,146,630	6,129,225	6,289,872

Employee stock options and grants totaling 139,006 and 10,261 in 2000 and 1999, respectively, were excluded from diluted weighted average shares because their impact would be antidilutive.

Comprehensive Income: As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company’s net income or stockholders equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders’ equity, to be included in “other comprehensive income.” Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

Derivatives and Hedging Activities: In June 1998, The FASB issued Statement No. 133, Accounting for Derivatives and Similar Financial Instruments and Hedging Activities. The Statement will significantly change the way companies account for derivatives and hedging activities, including the following two elements: (i) all derivatives will be measured at fair value and recognized in the balance sheets as assets or liabilities, and (ii) derivatives meeting certain criteria could be specifically designated as a hedge. The Statement is effective for the Company in fiscal 2001, and the Company does not believe adoption will have either a significant cumulative effect or a material impact on current operating results.

Revenue Recognition in Financial Statements: On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal 2001. The Company is in the process of determining the impact of this Bulletin.

Reclassification: Certain items in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE B — INCOME TAX

Income tax (benefit) expense was based on (loss) income before income taxes as follows:

	Year Ended September 30,

	2000	1999	1998

Domestic	$575,232	$(1,573,280)	$122,423
Foreign	(1,033,669)	(368,107)	175,439

(Loss) income before income taxes	$(458,437)	$(1,941,387)	$297,862

The components of income tax (benefit) expense as recorded by the Company are as follows:

	Year Ended September 30,

	2000	1999	1998

Current:

Federal	$—	$—	$—

State	6,000	(1,000)	10,000

Foreign	—	(38,000)	347,000

	6,000	(39,000)	357,000

Deferred:

Federal	145,000	(293,000)	25,000

State	14,000	(29,000)	3,000

Foreign	(333,000)	34,000	(286,000)

	(174,000)	(288,000)	(258,000)

Total income tax (benefit) expense	$(168,000)	$(327,000)	$99,000

A reconciliation of income tax (benefit) expense to the statutory rate of 34% is as follows:

	Year Ended September 30,

	2000	1999	1998

Statutory rate applied to pre-tax income	$(156,000)	$(660,000)	$101,000

Tax credits	(72,000)	—	—

Change in valuation allowance	36,000	258,000	—

Other	24,000	75,000	(2,000)

Total income tax (benefit) expense	$(168,000)	$(327,000)	$99,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE B — INCOME TAX — Continued

Significant components of federal and state deferred tax assets as of September 30 are as follows:

	September 30,

	2000	1999

Deferred tax assets:

Net operating loss	$1,513,000	$1,265,000

Business credit carryforwards and alternative minimum tax credits	682,000	610,000

Stock compensation	32,000	32,000

Inventory valuation reserves	110,000	121,000

Other domestic and foreign differences	209,000	308,000

Gross deferred tax assets	2,546,000	2,336,000

Valuation allowances	(802,000)	(766,000)

Net deferred tax assets	$1,744,000	$1,570,000

At September 30, 2000, the Company has domestic tax loss carryforwards of approximately $2,315,000, which expire in 2015, and foreign tax loss carryforwards of approximately $1,743,000, which expire in 2005. In addition, the Company has domestic investment tax credits and research and development credit carryforwards of approximately $539,000, which are available to offset future income tax. The credits expire in varying amounts through September 2019. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company’s estimates of its future sources of taxable income and the expected timing of temporary difference reversals. Despite the reported cumulative net loss for fiscal 2000, the Company believes recorded net deferred tax assets are more likely than not to be recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2,223,000 at September 30, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

Cash tax payments (receipts) for the years ended September 30, 2000, 1999 and 1998 were $57,500, $(29,000) and $653,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE C — BUSINESS, OPERATIONS, AND GEOGRAPHIC INFORMATION

Effective October 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in financial reports issued to stockholders. Based on the Company’s organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates in one worldwide business segment – the sale of printing equipment and related maintenance spares and supplies. The Company has developed computer-controlled printing systems to produce a variety of documents for the financial services industry. Its primary products provide operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produce quality alphanumeric and machine-readable print. The Company is solely dependent on one vendor for the supply of non-impact alphanumeric printers used in the printing systems sold by the Company. The vendor has been able to meet the Company’s delivery schedules to date.

The Company’s manufacturing operations are located in the United States. Sales and service operations are located in the United States, United Kingdom, France and Australia. The Company’s products are marketed worldwide. The following is a summary of the Company’s revenues and long-lived assets for the geographic areas in which the Company has operations:

	Year Ended September 30, 2000

	2000	1999	1998

Total revenues (a):

United States	$16,328,127	$8,250,760	$9,057,847

United Kingdom	6,602,508	8,058,088	7,581,151

France	4,133,805	4,060,672	4,972,730

Australia	1,717,278	1,938,480	2,127,800

Consolidated revenues	$28,781,718	$22,308,000	$23,739,528

	September 30, 2000

	2000	1999	1998

Long-lived assets:

United States	$684,185	$728,691	$709,520

United Kingdom	98,543	91,866	101,862

France	25,254	31,594	43,061

Australia	78,415	117,862	113,471

Consolidated long-lived assets	$886,397	$970,013	$967,914

(a)	Revenues are attributed to countries based on the location of each country’s operations.

Export sales to customers were $2,963,000, $3,408,000 and $4,895,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

In January 2000, the Company accepted a three-year equipment and service contract, valued at approximately $40.0 million, for its Imaggia system. The contract value included the sale of document production systems and related equipment, maintenance, spare parts, supplies and consumable items for the three-year period. Equipment deliveries under the contract began in the second quarter of fiscal 2000, with delivery completion expected during the fourth quarter of fiscal 2001. In fiscal 2000, sales to this customer were $9,265,000, or 32% of total sales for the year. At September 30, 2000, accounts receivable from this customer totaled $1,059,000, or 20% of total trade accounts receivable as of that date. In addition, as of September 30, 2000, the Company recorded deferred revenue of $2,932,000 related to this customer. In fiscal 1999 and 1998, there were no sales to a single customer in excess of 10% of total sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE D — STOCK OPTIONS AND BENEFIT PLAN

During fiscal year 2000, the Company had three stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan) and the 1997 Stock Plan (the 1997 Plan) for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991 and the 1997 Plan in June 1997. Stock options under the 1986 Plan are non-qualified, while those under the 1991 Plan and the 1997 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan and the 1997 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the board of directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company. During fiscal 1995, an executive officer exercised stock options for a $148,966 interest-bearing note, collateralized by the underlying stock. During fiscal 2000, the Company converted the note to a stock option grant valued at $225,000 to be earned and recognized as compensation expense over a twelve-month period. For the fiscal year ended September 30, 2000, $89,814 was recognized as selling, general and administrative expenses.

A summary of outstanding options and shares reserved under each plan for the last three years is as follows:

The 1986 Plan

At September 30, 2000, 1999 and 1998 there were no options outstanding under the 1986 Plan, with 188,660 shares reserved for future grants.

The 1991 Plan

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

Balance, September 30, 1997	2,125	285,694	$6.34

Options exercised	—	(15,000)	2.50

Restricted stock canceled	21,425	—	—

Options canceled	23,500	(23,500)	8.51

Balance, September 30, 1998	47,050	247,194	6.36

Options exercised	—	(17,500)	2.46

Restricted stock canceled	6,000	—	—

Options canceled	17,000	(17,000)	5.99

Balance, September 30, 1999	70,050	212,694	6.71

Options exercised	—	(17,700)	3.65

Options canceled	47,160	(47,160)	7.26

Balance, September 30, 2000	117,210	147,834	$6.91

At September 30, 2000, 1999 and 1998, there were 140,709, 176,569 and 164,611 options, respectively, currently exercisable under the 1991 Plan at prices of $4.38 to $9.63 per share. No options were granted under the 1991 Plan in 2000, 1999 or 1998; total compensation expense for stock-based compensation was $86,630, $86,625 and $146,987 in each of the three years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE D — STOCK OPTIONS AND BENEFIT PLAN—Continued

The 1997 Plan

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

Balance, September 30, 1997	740,000	10,000	$6.50

Options granted	(97,500)	97,500	4.70

Options canceled	20,000	(20,000)	4.75

Balance, September 30, 1998	662,500	87,500	4.90

Options granted	(405,000)	405,000	2.62

Options canceled	58,800	(58,800)	3.20

Balance, September 30, 1999	316,300	433,700	3.00

Options exercised	—	(20,283)	3.15

Options granted	(108,500)	108,500	2.77

Options canceled	75,167	(75,167)	2.78

Balance, September 30, 2000	282,967	446,750	$2.99

At September 30, 2000, 1999 and 1998, there were 70,767, 60,625 and 2,500 options, respectively, currently exercisable under the 1997 Plan, at prices of $2.63 to $6.50 per share.

Total shares under all plans reserved for options and restricted stock are 1,183,421 shares.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value of each option grant is established on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions for 2000, 1999 and 1998:

	2000	1999	1998

Expected dividend yield	0%	0%	0%

Expected stock price volatility	50	49	51

Risk-free interest rate	5.92	6.18	4.37

Expected life of options	7 years	7 years	7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE D — STOCK OPTIONS AND BENEFIT PLAN—Continued

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma net loss or income, and net loss or earnings per share, for each of the three years ended September 30, 2000, 1999 and 1998, respectively, were as follows:

	Year Ended September 30,

	2000	1999	1998

Net (loss) income, pro forma	$(400,180)	$(1,830,483)	$83,046

(Loss) earnings per share, pro forma	(0.07)	(0.30)	0.01

Weighted average fair value of options granted during the year	1.68	1.69	3.37

The pro forma effect on net loss or income, and net loss or earnings per share, is not representative of the pro forma net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number	Contractual	Price	Number	Price
Exercise Prices	Outstanding	Life in Years	per Share	Outstanding	per Share

$ 1.750 - 4.750	444,084	6.05	$2.92	76,601	$ 3.63

5.063 - 7.750	107,000	4.11	6.11	91,375	6.02

8.125 - 9.625	43,500	4.22	9.31	43,500	9.31
$ 1.750 - 9.625	594,584	5.57	$3.96	211,476	$ 5.83

The Company has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expense related to the plan was $119,811, $124,455 and $106,594, for the years ended September 30, 2000, 1999 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE E — COMMITMENTS AND CONTINGENCIES

Building, equipment and automobile rentals under operating leases were $1,235,598, $1,249,909 and $1,234,065 for the years ended September 30, 2000, 1999 and 1998, respectively. As of September 30, 2000, the Company had committed to purchase certain leased office furniture and equipment from the lessor for approximately $61,000.

The Company leases its corporate offices under a fifteen-year agreement expiring on September 15, 2010. Annual rental under the lease is $418,000 increasing to $481,000 in the eleventh year and thereafter. The Company is obligated to pay operating expenses and real estate taxes incurred by the landlord. The Company has the right to terminate such lease at the end of the tenth lease year, subject to a termination fee.

The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2013. Annual rental under the lease is $189,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $9,176,672 and are due as follows: fiscal years ending September 30, 2001 — $991,295; 2002 — $918,994; 2003 — $875,957; 2004 — $860,565; 2005 — $848,425; thereafter — $4,681,436.

In April 1999, the Company completed an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to private label sell and service the PS75 MICR product. The Company guarantees to purchase a minimum quantity of PS75 product. The Company is subject to a minimum commitment fee, contingent on quantities sold, not to exceed DM 700,000.

NOTE F — LINE OF CREDIT AND NOTES PAYABLE

The Company has a $2,500,000 revolving line of credit with a bank. The line of credit agreement is in the form of an unsecured note. Advances under the line of credit bear interest at the bank’s reference rate. The line has a .20% annual commitment fee and expires April 30, 2001.

The line of credit agreement places certain restrictions on the Company, including, among others, requirements as to maintenance for minimum levels of tangible net worth. As of September 30, 2000, the entire line was unused, and the Company was granted a compliance waiver with respect to the total liabilities to tangible net worth covenant as of that date.

In addition to the line of credit agreement, the Company’s United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. There is no security deposit requirement under the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

September 30, 2000

NOTE G — SUMMARIZED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended

	December 31	March 31	June 30	September 30

2000

Net sales	$6,345,437	$6,864,600	$7,117,615	$8,454,066

Gross profit	3,491,819	3,336,314	3,594,138	4,252,929

Net (loss) income	(119,855)	(207,513)	131,471	(94,540)

Basic (loss) earnings per share	(0.02)	(0.03)	0.02	(0.02)

Diluted (loss) earnings per share	(0.02)	(0.03)	0.02	(0.02)

1999

Net sales	5,246,543	5,320,200	4,219,751	7,521,506

Gross profit	2,860,999	2,834,716	2,182,688	3,846,388

Net (loss) income	(319,635)	(509,882)	(1,215,085)	430,213

Basic (loss) earnings per share	(0.05)	(0.08)	(0.20)	0.07

Diluted (loss) earnings per share	(0.05)	(0.08)	(0.20)	0.07

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

		Balance at	Charged to	Charged to		Balance at
		Beginning	Costs and	Other		End
	Description	of Period	Expenses	Accounts	(Deductions)	of Period

I.	Allowance for doubtful accounts

	Year ended September 30, 2000	$50,000	1,697	-	-	$51,697

	Year ended September 30, 1999	$50,000	-	-	-	$50,000

	Year ended September 30, 1998	$50,000	-	-	-	$50,000

II.	Reserve for obsolete and slow moving inventory

	Year ended September 30, 2000	$480,000	62,000	-	(47,000)	$495,000

	Year ended September 30, 1999	$400,000	86,000	-	(6,000)	$480,000

	Year ended September 30, 1998	$360,000	56,000	-	(16,000)	$400,000