Form 10-Q
period 2000-12-31
CHECK TECHNOLOGY CORP
filed 2001-02-14
CIK 350692

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2000

Commission file number	0-10691

CHECK TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

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
Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.10 Par Value Shares 6,188,388 as of February 10, 2001.

INDEX

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — December 31, 2000 and September 30, 2000.

Condensed consolidated statements of operations — Three months ended December 31, 2000 and 1999.

Condensed consolidated statements of cash flows — Three months ended December 31, 2000 and 1999.

Condensed notes to consolidated financial statements — December 31, 2000.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See Market Risk in Management’s Discussion and Analysis.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Part I. FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2000	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,027,448	$3,043,754

Short-term investments	187,890	108,760

Accounts receivable, less allowance for doubtful accounts of $53,236 and $51,697
as of December 31, 2000 and September 30, 2000, respectively	7,566,465	5,398,986

Inventory:

Raw materials and component parts	7,991,129	6,318,199

Work-in-progress	1,347,460	1,217,165

Finished goods	3,986,731	4,269,391

	13,325,320	11,804,755

Deferred income taxes	1,573,370	1,743,519

Other current assets	1,529,242	1,379,702

TOTAL CURRENT ASSETS	25,209,735	23,479,476

EQUIPMENT AND FIXTURES

Machinery and equipment	2,005,749	1,983,899

Furniture and fixtures	2,249,096	2,169,434

Leasehold improvements	330,365	315,995

	4,585,210	4,469,328

Less accumulated depreciation and amortization	3,679,386	3,582,931

	905,824	886,397

TOTAL ASSETS	$26,115,559	$24,365,873

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2000	2000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$5,340,401	$4,242,943

Employee compensation and related taxes	855,819	868,362

Income taxes payable	32,385	15,247

Deferred revenue	3,237,899	3,316,085

TOTAL CURRENT LIABILITIES	9,466,504	8,442,637

TOTAL LIABILITIES	9,466,504	8,442,637

STOCKHOLDERS’ EQUITY

Common stock — par value $.10 per share — authorized 25,000,000 shares; issued and outstanding: 6,188,388 and 6,190,978 as of December 31, 2000 and September 30, 2000, respectively

	618,839	619,098

Additional paid-in capital	17,090,746	17,063,384

Accumulated other comprehensive loss	(1,802,236)	(1,968,736)

Retained earnings	741,706	209,490

TOTAL STOCKHOLDERS’ EQUITY	16,649,055	15,923,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,115,559	$24,365,873

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,

	2000	1999

Sales:

Printing equipment	$7,503,611	$2,876,360

Maintenance, spares and supplies	3,402,050	3,469,077

NET SALES	10,905,661	6,345,437

Costs and Expenses:

Cost of sales	5,854,069	2,853,618

Selling, general and administrative	3,737,082	2,883,795

Research and development	655,870	660,010

	10,247,021	6,397,423

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	658,640	(51,986)

Net interest (income)	(14,162)	(19,370)

Unrealized exchange (gain) loss	(49,705)	19,668

INCOME (LOSS) BEFORE TAXES	722,507	(52,284)

Income taxes	211,948	67,571

NET INCOME (LOSS)	$510,559	$(119,855)

Basic and diluted earnings (loss) per common share	$0.08	$(0.02)

Weighted average number of shares and equivalents outstanding during the period	6,179,388	6,127,157

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,241,524	6,127,157

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,

	2000	1999

OPERATING ACTIVITIES

Net income (loss)	$510,559	$(119,855)

Adjustments to reconcile net income (loss) to net cash (used in) operating activities:

Depreciation and amortization	88,445	93,233

Provision for bad debts	(1,342)	—

Forgiveness of executive officer note	56,250	—

Other	22,847	17,872

Changes in operating assets and liabilities:

Accounts receivable	(2,042,881)	(726,317)

Inventory	(1,458,498)	58,379

Other current assets	60,532	(223,324)

Accounts payable	1,018,654	299,267

Deferred revenue	(86,645)	(70,607)

NET CASH (USED IN) OPERATING ACTIVITIES	(1,832,079)	(671,352)

INVESTING ACTIVITIES

Purchase of equipment and fixtures	(105,057)	(74,000)

Proceeds from sale of equipment	—	23,462

Purchase of short-term investments	(66,382)	(195,137)

Proceeds from sale of short-term investments	—	20,726

NET CASH (USED IN) INVESTING ACTIVITIES	(171,439)	(224,949)

FINANCING ACTIVITIES

Issuance of common stock	18,191	—

Repurchase of common stock	(47,338)	—

Borrowing on line of credit	300,000	—

Repayment of borrowing on line of credit	(300,000)	—

Payment on capital leases	—	(26,490)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(29,147)	(26,490)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,359	(31,826)

(DECREASE) IN CASH AND EQUIVALENTS	(2,016,306)	(954,617)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,043,754	2,882,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,027,448	$1,928,001

Supplemental Schedule

Forgiveness of executive officer note	$56,250	$—

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2000

NOTE A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2000.

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	December 31,

	2000	1999

Numerator:

Net income (loss)	$510,559	$(119,855)

Numerator for basic and diluted earnings per share — income (loss) applicable to common stockholders	$510,559	$(119,855)

Denominator:

Denominator for basic earnings per share, weighted average shares	6,179,388	6,127,157

Dilutive potential common shares, employee stock options	62,136	—	a

Denominator for diluted earnings per share, adjusted weighted average shares	6,241,524	6,127,157

Earnings (loss) per common share	$0.08	$(0.02)

Earnings (loss) per common share, assuming dilution	0.08	(0.02)

a—No incremental shares related to options are included because the impact would be antidilutive.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2000

NOTE C — Comprehensive Income/(Loss)

The components of comprehensive income/(loss), net of related tax, for the three-month periods ended December 31, 2000 and 1999 are as follows:

	For the Three Months Ended
	December 31,

	2000	1999

Net income (loss)	$510,559	$(119,855)

Foreign currency translation adjustment	166,500	(263,082)

Comprehensive income (loss)	$677,059	$(382,937)

NOTE D — Executive Loan

During fiscal 1995, the President and Chief Executive Officer exercised stock options for a $148,966 interest-bearing note, collateralized by the underlying stock. In May of fiscal 2000, the Company converted the note to a stock award valued at $225,000 to be earned and recognized as compensation expense over a twelve-month period. For the three-month period ended December 31, 2000, $56,250 was recognized as selling, general and administrative expenses.

NOTE E — Accounting for Derivative Instruments and Hedging Activities

Effective October 1, 2000, The Company adopted Statement of Financial Accounting Standards Number 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for recognition and measurement of derivatives and hedging activities. The Statement requires all derivatives to be recorded on the balance sheet at fair value. As a result of the adoption, the Company did not incur any transition adjustment to earnings. The adoption of this Statement is not expected to have a significant impact on the Company.

NOTE F — Revenue Recognition in Financial Statements

On December 3, 1999, The Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of 2001. The Company is in the process of determining the impact of this Bulletin.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company’s revenue consists of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended December 31, 2000 (first quarter of fiscal 2001), net revenue was $10.9 million, up 72% from $6.3 million for the same period a year ago. Revenue from the sale of document production equipment was $7.5 million, up 161% from $2.9 million for the same period in fiscal 2000. The Company’s document production systems primarily consist of the Imaggia product line, the PS MICR systems product line (manufactured by Océ Printing Systems GmbH and sold on a private label basis as the PS75 MICR and PS155 MICR) and the Checktronic product line. The increased revenue from document production equipment was primarily due to increased North American sales of the Imaggia product line and increased European sales of the PS MICR systems product line. Document production equipment revenue for the current fiscal quarter included (i) $5.5 million from the sale of the Company’s Imaggia product line, an increase of 219% over the $1.7 million for the same period a year ago, and (ii) $773,000 from the sale of the Company’s PS MICR systems product line, an increase of 392% over the $157,000 for the same period a year ago.

For some time, the Company has held a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic product line has softened in these international markets and revenue from this product line is now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The uncertain economic environment in many of these emerging markets has limited the Company’s current opportunities to sell high-end capital equipment into those regions.

For the first quarter of fiscal 2001, revenue from maintenance contracts, spare parts, supplies and consumable items decreased 2% from the same period a year ago. The decline was due to the continued reduction in maintenance contracts and consumables revenue from Pacific Rim customers, partially offset by an increase in domestic revenue from maintenance contracts, spare parts, supplies and consumable items. The Company expects domestic revenue from maintenance contracts, spare parts, supplies and consumable items to increase further in fiscal 2001 with the projected growth of the Imaggia product line.

The Company’s gross margin percentage for the first quarter of fiscal 2001 was 46%, compared with 55% for the same period a year ago. The decrease in gross margin percentage was primarily due to the shift in the product mix from the Checktronic product line to the Imaggia and PS MICR systems product lines, which have lower gross margins. The Company anticipates that its gross margin percentage for fiscal 2001 will be somewhat lower than for fiscal 2000 as revenue from the Imaggia and PS MICR systems product lines constitutes a larger portion of the Company’s total revenue.

Selling, general and administrative expense increased 30%, from $2.9 million for first quarter of fiscal 2000, to $3.7 million for first quarter of fiscal 2001, but decreased as a percentage of net sales, from 45% to 34% for the current fiscal quarter. The increased expense was primarily due to the increase in personnel and associated expenses required to support the increase in total revenue. The Company anticipates that its selling, general and administrative expenses in fiscal 2001 will continue to increase to support the projected growth in total revenue, but at a rate less than the projected total revenue rate of growth. Research and development expense for the first quarter of fiscal 2001 was $0.7 million, flat compared to the first quarter of fiscal 2000.

Net interest income for the first quarter of fiscal 2001 was $14,000, a decrease from $19,000 for the same period a year ago. The decrease was due to lower cash balances available for investment.

Unrealized exchange gains or losses are related to the Company’s foreign operations. The Company experiences foreign currency gains and losses, which are reflected on the Company’s income statement, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s three foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange gain for the first quarter of fiscal 2001 was $50,000, due to the weakening of the U.S. dollar against the currencies of the Company’s three foreign subsidiaries.

The net exchange loss for the first quarter of fiscal 2000 was $20,000, due to the strengthening of the U.S. dollar against the currencies of the Company’s three foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

For the first quarter of fiscal 2001, income before income taxes was $723,000, compared to a loss before income taxes for the first quarter of fiscal 2000 of $52,000. Income tax expense for the three-month periods ended December 31, 2000 and 1999 was $212,000 and $68,000, respectively. Income tax expense for the first quarter of fiscal 2001 was the result of income generated by domestic operations. Income tax expense for the first quarter of fiscal 2000 was the result of income generated in one of the Company’s foreign subsidiaries.

For the first quarter of fiscal 2001, the Company reported net income of $0.08 per share, compared to a net loss of $0.02 per share in the comparable year-ago period. The improvement was primarily attributable to the increase in revenue, offset by the higher cost of sales, and selling, general and administrative expenses.

Market Risk

The Company presently has three foreign subsidiaries, located in England, France and Australia, does business in 53 countries and generates approximately 28% of its revenue from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company’s net investment in its foreign subsidiaries was $7,207,000 and $7,006,000 at December 31, 2000 and September 30, 2000, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss in value resulting from a hypothetical 10% change in foreign exchange rates as the result of strengthening or weakening of the U.S. dollar within the quarter is not material. The impact of the stronger U.S. dollar on the translation of foreign currency denominated sales and related gross profit thereon was not material in the first three months of fiscal 2000 or in the first three months of fiscal 2001.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2000 and the first quarter of fiscal 2001, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in fiscal 2001.

Factors Affecting Results of Operations

The Company is continuing development of the Imaggia system, including improving its overall reliability and robustness. The Company is using as the print engine for the Imaggia system the Gemini digital print technology, which was developed, and is supplied to the Company, by Delphax Systems. Delphax Systems is wholly owned by Xerox Corporation, which recently has experienced financial difficulties. The Company believes, but cannot assure, that these difficulties will not materially impair Delphax Systems’ performance as a supplier. Over the course of the development, the Company has experienced delays due in part to development delays associated with the Gemini print engine and finalization of the engine’s toner formulation, which are outside of the Company’s control. No assurance can be given that further delays will not occur or that product development or warranty expenses will not be higher than anticipated.

In January 2000, the Company accepted a three-year equipment and service contract from a U.S. customer, valued at approximately $40.0 million, for its Imaggia system. The contract value includes the sales of document production systems and related equipment for approximately $22.0 million, and maintenance, spare parts, supplies and consumable items estimated to be worth approximately $18.0 million over the three-year period. Equipment deliveries under the contract began in the second quarter of fiscal 2000, with delivery completion expected during the fourth quarter of fiscal 2001. Under the contract, the Company records document production systems and related equipment revenue with the delivery of each component piece of equipment. The Company records revenue for maintenance, spare parts, supplies and consumable items based on the monthly usage of these components. Revenue under the contract for maintenance, spare parts, supplies and consumable items may fluctuate with changes in the customer’s demand for these items. Achievement of the Company’s future revenue plans depends upon the successful completion of the three-year contract and continued market acceptance of the Imaggia system.

The Company’s PS MICR systems product line is marketed under an agreement with Océ Printing Systems GmbH for the worldwide exclusive rights to private label, sell and service the PS75 MICR product and provides for certain non-exclusive rights to private label, sell and service other Océ high-performance sheet-fed MICR and non-MICR printing systems. The Company anticipates that sales of the PS MICR systems product line will comprise a larger portion of its document production systems revenue in fiscal 2001 than in fiscal 2000.

The Company’s net sales and operating results may also fluctuate from quarter to quarter because (i) the Company’s sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and effect the timing and size of orders. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the Company’s operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro). The transition period for the introduction of the Euro is from January 1, 1999 to January 1, 2002. The Company has prepared for the introduction of the Euro and has evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and impacts on the processes for preparing taxation and accounting records. The Company believes the Euro conversion will not have a material impact on its financial statements.

Liquidity and Capital Resources

Working capital was $15.7 million at December 31, 2000, compared to $15.0 million at September 30, 2000. The Company’s inventory levels increased from $11.8 million at September 30, 2000, to $13.3 million at December 31, 2000, primarily due to higher levels of Imaggia finished goods and related stock. Accounts receivable increased from $5.4 million at September 30, 2000, to $7.6 million at December 31, 2000 due to increased sales. Cash and short-term investments amounted to $1.2 million at December 31, 2000, compared to $3.2 million at September 30, 2000. The $2.0 million decrease in cash and short-term investments was primarily due to increases in inventory and accounts receivable.

Stockholders’ equity was $16.6 million at December 31, 2000, compared to $15.9 million at September 30, 2000. In September 1998, the Company announced a stock repurchase program of up to 500,000 shares. At December 31, 2000, the Company had repurchased 170,500 shares at a cost of $434,000.

The Company had no long-term debt as of December 31, 2000 and September 30, 2000. The Company maintains a $2.5 million unsecured bank line of credit. The line of credit agreement places certain restrictions on the Company, including, among others, requirements as to maintenance of minimum levels of tangible net worth. At December 31, 2000, the line was repaid and the Company was granted a compliance waiver with respect to the total liabilities to tangible net worth covenant as of that date. The credit agreement expires April 30, 2001, and the Company presently expects to negotiate a new bank line of credit. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 2001.

At December 31, 2000, the Company had no material commitments for capital expenditures.

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

The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION Registrant

Date February 13, 2001	/s/ Jay A. Herman Jay A. Herman President and Chief Executive Officer

Date February 13, 2001	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer