Form 10-Q
period 2001-03-31
CHECK TECHNOLOGY CORP
filed 2001-05-09
CIK 350692

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2001

Commission file number	0-10691

CHECK TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive

Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

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

      Common Stock, $.10 Par Value Shares 6,186,538 as of May 7, 2001.

INDEX

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets — March 31, 2001 and September 30, 2000

Condensed consolidated statements of operations — Three months and six months ended March 31, 2001 and 2000

Condensed consolidated statements of cash flows — Six months ended March 31, 2001 and 2000

Condensed notes to consolidated financial statements — March 31, 2001

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

Part I. FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$994,035	$3,043,754

Short-term investments	71,085	108,760

Accounts receivable, less allowance for doubtful, accounts of $53,047 and $51,697 as of March 31, 2001 and September 30, 2000, respectively	7,785,798	5,398,986

Inventory:

Raw materials and component parts	7,315,867	6,318,199

Work-in-progress	1,213,721	1,217,165

Finished goods	4,085,238	4,269,391

	12,614,826	11,804,755

Deferred income taxes	1,338,341	1,743,519

Other current assets	1,129,372	1,379,702

TOTAL CURRENT ASSETS	23,933,457	23,479,476

EQUIPMENT AND FIXTURES

Machinery and equipment	2,061,559	1,983,899

Furniture and fixtures	2,363,481	2,169,434

Leasehold improvements	323,466	315,995

	4,748,506	4,469,328

Less accumulated depreciation and amortization	3,730,334	3,582,931

	1,018,172	886,397

TOTAL ASSETS	$24,951,629	$24,365,873

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$4,315,531	$4,242,943

Employee compensation and related taxes	1,148,466	868,362

Income taxes payable	32,385	15,247

Bank line of credit	650,000	—

Deferred revenue	2,235,503	3,316,085

TOTAL CURRENT LIABILITIES	8,381,885	8,442,637

TOTAL LIABILITIES	8,381,885	8,442,637

SHAREHOLDERS’ EQUITY

Common stock —par value $.10 per share — authorized 25,000,000 shares; issued and outstanding:

6,188,388 and 6,190,978 as of March 31, 2001 and September 30, 2000, respectively	618,839	619,098

Additional paid-in capital	17,146,996	17,063,384

Accumulated other comprehensive loss	(2,137,675)	(1,968,736)

Retained earnings	941,584	209,490

TOTAL SHAREHOLDERS’ EQUITY	16,569,744	15,923,236

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,951,629	$24,365,873

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Sales:

Printing equipment	$6,985,985	$3,686,392	$14,489,596	$6,562,752

Maintenance, spares and supplies	3,848,721	3,178,208	7,250,771	6,647,285

NET SALES	10,834,706	6,864,600	21,740,367	13,210,037

Costs and Expenses:

Cost of sales	5,408,887	3,528,286	11,262,956	6,381,904

Selling, general and administrative	4,116,890	2,908,688	7,853,972	5,792,483

Research and development	695,714	699,917	1,351,584	1,359,927

	10,221,491	7,136,891	20,468,512	13,534,314

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	613,215	(272,291)	1,271,855	(324,277)

Net interest expense (income)	2,126	(32,753)	(12,036)	(52,123)

Unrealized exchange loss	222,658	130,528	172,953	150,196

INCOME (LOSS) BEFORE INCOME TAXES	388,431	(370,066)	1,110,938	(422,350)

Income taxes	210,209	(162,553)	422,157	(94,982)

NET INCOME (LOSS)	$178,222	$(207,513)	$688,781	$(327,368)

Basic and diluted earnings (loss) per common share	$0.03	$(0.03)	$0.11	$(0.05)

Weighted average number of shares and equivalents outstanding during the period	6,179,388	6,138,916	6,179,388	6,133,004

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,239,537	6,138,916	6,247,560	6,133,004

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,

	2001	2000

OPERATING ACTIVITIES

Net income (loss)	$688,781	$(327,368)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	180,700	185,395

Provision for bad debts	(1,375)	—

Forgiveness of executive officer note	112,500	—

Other	42,744	35,922

Changes in operating assets and liabilities:

Accounts receivable	(2,456,023)	(2,008,742)

Inventory	(822,511)	1,116,498

Other current assets	565,660	(754,064)

Accounts payable and accrued expenses	406,026	(193,314)

Deferred revenue	(1,074,127)	3,284,701

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,357,625)	1,339,028

INVESTING ACTIVITIES

Purchase of equipment and fixtures	(345,955)	(189,418)

Proceeds from sale of equipment	25,512	47,641

Purchase of short-term investments	(137,640)	(507,763)

Proceeds from sale of short-term investments	179,221	20,202

NET CASH (USED IN) INVESTING ACTIVITIES	(278,862)	(629,338)

FINANCING ACTIVITIES

Issuance of common stock	18,191	51,972

Repurchase of common stock	(47,338)	(8,631)

Borrowing on bank line of credit	4,050,000	—

Repayment of borrowing on bank line of credit	(3,400,000)	—

Payment on capital leases	—	(37,761)

NET CASH PROVIDED BY FINANCING ACTIVITIES	620,853	5,580

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34,085)	(66,667)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,049,719)	648,603

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,043,754	2,882,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$994,035	$3,531,221

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2001

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings or loss per share:

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,

	2001	2000		2001	2000

Numerator:

Net income (loss)	$178,222	$(207,513)		$688,781	$(327,368)

Numerator for basic and diluted earnings per share—income (loss) applicable to common shareholders	$178,222	$(207,513)		$688,781	$(327,368)

Denominator:

Denominator for basic earnings per share, weighted average shares	6,179,388	6,138,916		6,179,388	6,133,004

Dilutive potential common shares, employee stock options	60,149	—	a	68,172	—	a

Denominator for earnings per share, assuming dilution, adjusted weighted average shares	6,239,537	6,138,916		6,247,560	6,133,004

Earnings (loss) per common share	$0.03	$(0.03)		$0.11	$(0.05)

Earnings (loss) per common share, assuming dilution	0.03	(0.03)		0.11	(0.05)

a—No incremental shares related to options are included because the impact would be antidilutive.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2001

NOTE C — Comprehensive Income or Loss

The components of comprehensive income or loss, net of related tax, for the three-month and six-month periods ended March 31, 2001 and 2000 are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Net income (loss)	$178,222	$(207,513)	$688,781	$(327,368)

Foreign currency translation adjustment	(335,439)	(133,104)	(168,939)	(396,186)

Comprehensive (loss) income	$(157,217)	$(340,617)	$519,842	$(723,554)

NOTE D — Executive Loan

During fiscal 1995, the President and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full recourse to non-recourse, and the floating rate was fixed at 5.25%. Through March 31, 2001, total principal payments on the loan have been $54,671. In May of fiscal 2000, acknowledging the President and Chief Executive Officer’s contribution to the Company, and the depressed value of the underlying stock securing the loan, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company will recognize the fair market value of the stock award of $225,000 over the extension period. For the three-month and six-month periods ended March 31, 2001, $56,250 and $112,500, respectively, were recognized as compensation expense. The balance of $22,686 will be recognized in the next fiscal quarter, at the end of the extension period.

NOTE E — Closure of the Company’s Australian Subsidiary

In February 2001, the Company committed to a plan to close its subsidiary in Australia. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. In connection with the closure, the Company recorded a one-time charge of $115,000.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2001

NOTE F — Line of Credit

Effective March 31, 2001, the Company has a $2,500,000 revolving line of credit with a bank, expiring April 30, 2002, secured by the Company’s accounts receivable, inventory, equipment and general intangibles. Advances under the line of credit bear interest at the bank’s reference rate; a commitment fee at the annual rate of 0.2% applies to any unused portion of the line.

The line of credit agreement places certain restrictions on the Company, including, among others, requirements as to profitability and minimum levels of tangible net worth. As of March 31, 2001, borrowings under the line of credit were $650,000, and the Company was in compliance with the covenants under the agreement.

NOTE G — Accounting for Derivative Instruments and Hedging Activities

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

NOTE H — Revenue Recognition in Financial Statements

On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal 2001 and will have no material impact on the Company’s operations or financial position.

NOTE I — Repurchase of Common Stock

In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. At September 30, 2000 and March 31, 2001, the Company had repurchased 170,500 shares at a cost of $434,400. Subsequent to March 31, 2001, the Company repurchased an additional 1,850 shares at a cost of $4,398.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company’s revenue consists of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended March 31, 2001 (second quarter of fiscal 2001), net revenue was $10.8 million, up 58% from $6.9 million for the same period a year ago. Revenue from the sale of document production equipment was $7.0 million, up 90% from $3.7 million for the same period in fiscal 2000. For the six months ended March 31, 2001, net revenue was $21.7 million, up 65% from $13.2 million for the same period a year ago. Revenue from the sale of document production equipment was $14.5 million, up 121% from $6.6 million for the same period in fiscal 2000. The Company’s document production systems primarily consist of the Imaggia product line, the PS MICR systems product line (manufactured by Océ Printing Systems GmbH and sold on a private label basis as the PS75 MICR and PS155 MICR) and the Checktronic product line. The increased revenue from document production equipment was primarily due to increased North American sales of the Imaggia and PS MICR systems product lines. Document production equipment revenue for the three and six months ended March 31, 2001 included (i) $6.4 million and $11.9 million, respectively, from the sale of the Company’s Imaggia product line, increases of 213% and 216% over the $2.0 million and $3.8 million for the comparable year-ago periods, and (ii) $539,000 and $1.3 million from the sale of the Company’s PS MICR systems product line, an improvement over comparable prior-year-to-date sales of $157,000 recognized in the first quarter of fiscal 2000.

For some time, the Company has held a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic product line has softened in these international markets, and revenue from this product line is now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The uncertain economic environment in many of these emerging markets has limited the Company’s current opportunities to sell high-end capital equipment into those regions.

For the second quarter of fiscal 2001, revenue from maintenance contracts, spare parts, supplies and consumable items increased 21%, compared with the same period a year ago, from $3.2 million to $3.8 million. Maintenance, spare parts, supplies and consumable items revenue for the six-month periods ended March 31, 2001 and 2000, were $7.3 million and $6.6 million, respectively, a 9% increase. The increases between quarters and year-to-date periods were due primarily to increases in domestic revenues from maintenance contracts, spare parts, supplies and consumable items, on a substantially higher installed base of Imaggia. The Company expects domestic revenue from maintenance contracts, spare parts, supplies and consumable items to increase further in fiscal 2001 with the projected growth of the Imaggia product line.

The Company’s gross margin percentages for the second quarter and first six months of fiscal 2001 were 50% and 48%, respectively, compared with 49% and 52% for the same periods a year ago. The gross margin percentage for the second quarter of fiscal 2001 increased over the percentage for the second quarter of fiscal 2000 primarily due to improved productivity and the increased margins on supplies and consumable items. The decrease in gross margin percentage for the comparative year-to-date periods was primarily due to the shift in the product mix from the Checktronic product line to the Imaggia and PS MICR systems product lines, which have lower gross margins. The Company anticipates that its gross margin percentage for fiscal 2001 will be somewhat lower than for fiscal 2000 as revenue from the Imaggia and PS MICR systems product lines constitutes a larger portion of the Company’s total revenue.

Selling, general and administrative expense increased 42%, from $2.9 million for second quarter of fiscal 2000, to $4.1 million for second quarter of fiscal 2001, but decreased as a percentage of net sales, from 42% to 38% for the current fiscal quarter. For the six-month periods ended March 31, 2001 and 2000, respectively, selling, general and administrative expenses similarly increased, from $5.8 million to $7.9 million, or 36%, and similarly decreased as a percentage of net sales from 44% to 36%. The increased expense was primarily due to the increase in personnel and associated expenses required to support the increase in total revenue. The Company anticipates that its selling, general and administrative expenses in fiscal 2001 will continue to increase to support the projected growth in total revenue, but at a rate less than the projected total revenue rate of growth. Research and development expense for the three and six months ended March 31, 2001 was $0.7 million and $1.4 million, respectively, flat compared with the same periods a year ago.

Net interest expense for the second quarter of fiscal 2001 was $2,000, compared with net interest income of $33,000 for the same period a year ago, due to the Company borrowing against the bank line of credit in fiscal 2001, but not in fiscal 2000. As a result, fiscal-year-to-date net interest income is also lower, by $40,000 year to year.

Unrealized exchange gains or losses are related to the Company’s foreign operations. The Company experiences foreign currency gains and losses, which are reflected on the Company’s statements of operations, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange losses for the second quarter and the first six months of fiscal 2001 were $223,000 and $173,000, respectively, compared with $131,000 and $150,000 for the same periods in fiscal 2000. In all of the current and prior year periods, these losses were due to the strengthening of the U.S. dollar against the currencies of the Company’s foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

For the second quarter of fiscal 2001, income before income taxes was $388,000, compared with a loss before income taxes for the second quarter of fiscal 2000 of $370,000. Income tax expense for the three-month period ended March 31, 2001 was $210,000, compared with an income tax benefit of $163,000 for the three months ended March 31, 2000. For the six months ended March 31, 2001, income before income taxes was $1.1 million, compared with a loss before income taxes for the first half of fiscal 2000 of $422,000. Income tax expense for the six-month period ended March 31, 2001 was $422,000, compared with an income tax benefit of $95,000 for the six months ended March 31, 2000. Income tax expense and benefit in all of the current and prior year periods were the result of income and losses, respectively, generated by domestic operations. Interim effective tax rates may vary based on sources of income or loss and best estimates of the annual effective tax rate for the fiscal year.

For the second quarter of fiscal 2001, the Company’s basic and diluted earnings were $0.03 per share, compared with a net loss per share, basic and diluted, of $0.03 in the comparable prior period. For the first six months of fiscal 2001, the Company’s earnings per share, basic and diluted, were $0.11, compared with a net loss per share, basic and diluted, of $0.05 for the first six months of fiscal 2000. The improvements in the quarter and year-to-date periods were primarily attributable to the increase in revenue, partially offset by the higher cost of sales, and selling, general and administrative expenses, higher unrealized exchange losses and higher income taxes.

The Company has determined that operations in the Asian market served by its Australian subsidiary could be served more profitably by alternative means, including independent distributors and sales agents, and is in the process of closing the Australian subsidiary. In connection with the closure, the Company recorded a one-time charge of $115,000. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002.

Market Risk

The Company has foreign subsidiaries, located in England and France (in addition to the subsidiary in the process of being closed in Australia), does business in more than 50 countries and generates approximately 31% of its revenue from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company’s net investment in its foreign subsidiaries was $6,488,000 and $7,006,000 at March 31, 2001 and September 30, 2000, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the year-to-date period ended March 31, 2001.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2000 and the first six months of fiscal 2001, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in fiscal 2001.

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

In January 2000, the Company accepted a three-year equipment and service contract from a U.S. customer, valued at approximately $40.0 million, for its Imaggia system. The contract value includes the sales of document production systems and related equipment for approximately $22.0 million, and maintenance, spare parts, supplies and consumable items estimated to be worth approximately $18.0 million over the three-year period. Equipment deliveries under the contract began in the second quarter of fiscal 2000, with delivery completion expected during the fourth quarter of fiscal 2001. Under the contract, the Company records document production systems and related equipment revenue with the delivery of each component piece of equipment. The Company records revenue for maintenance, spare parts, supplies and consumable items based on the monthly usage of these components. Revenue under the contract for maintenance, spare parts, supplies and consumable items may fluctuate with changes in the customer’s demand for these items. Achievement of the Company’s future revenue plans depends upon continued market acceptance of the Imaggia system.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro). The transition period for the introduction of the Euro is from January 1, 1999 to January 1, 2002. The Company has prepared for the introduction of the Euro and has evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and ramifications on the processes for preparing taxation and accounting records. The Company believes the Euro conversion will not have a material impact on its financial statements.

Liquidity and Capital Resources

Working capital was $15.6 million at March 31, 2001, compared with $15.0 million at September 30, 2000. The Company’s inventory levels increased from $11.8 million at September 30, 2000, to $12.6 million at March 31, 2001, primarily due to higher levels of Imaggia finished goods and related stock. Accounts receivable increased from $5.4 million at September 30, 2000, to $7.8 million at March 31, 2001 due to increased sales. Cash and short-term investments amounted to $1.1 million at March 31, 2001, compared with $3.2 million at September 30, 2000. The $2.1 million decrease in cash and short-term investments was primarily due to increases in inventory and accounts receivable.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at March 31, 2001, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

The Company has undertaken no significant new financing activities. The Company maintains a $2.5 million bank line of credit, which expires on April 30, 2002 and is secured by the Company’s accounts receivable, inventory, equipment and general intangibles. Advances under the line of credit bear interest at the bank’s reference rate. The line of credit agreement places certain restrictions on the Company, including, among others, a covenant to maintain a minimum level of tangible net worth. At March 31, 2001, the Company is in compliance with all loan covenants, and the amount owed under the line was $650,000.

Under the Company’s stock repurchase program announced in 1998, no shares were repurchased in fiscal 2000 or in the first six months of fiscal 2001. Subsequent to March 31, 2001, the Company repurchased 1,850 shares at a cost of $4,398, bringing the total repurchased under the program to 172,350 shares at a cost of approximately $439,000.

The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements in fiscal 2001.

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Annual Report, the Company’s Form 10-K, in other filings with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made to securities market analysts and shareholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from historical earnings and those presently anticipated or projected.

The factors mentioned under the subheading “Factors Affecting Results of Operations” are among those that in some cases have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk” under Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on March 22, 2001. The shareholders elected four directors for a term ending in 2002 and until their successors are elected. The shareholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all the nominees:

	Votes For	Votes Withheld

R. Stephen Armstrong	5,282,072	374,678

Thomas H. Garrett III	5,170,694	486,056

Jay A. Herman	5,282,272	374,478

Gary R. Holland	5,286,472	370,278

The shareholders also approved adoption of the 2000 Stock Plan, casting 2,193,969 votes for the resolution and 873,445 votes against the resolution, with 28,702 votes abstained and a broker non-vote of 2,560,634.

The shareholders approved the selection of Ernst & Young LLP as the Company’s independent auditors for 2001, casting 5,616,501 votes for the resolution and 27,678 votes against the resolution, with 12,571 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION Registrant

Date	May 7, 2001	/s/ Jay A. Herman

Jay A. Herman President and Chief Executive Officer

Date	May 7, 2001	/s/ Robert M. Barniskis

Robert M. Barniskis Vice President and Chief Financial Officer