Form 10-Q
period 2001-06-30
CHECK TECHNOLOGY CORP
filed 2001-08-09
CIK 350692

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2001

Commission file number	0-10691

CHECK TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive

Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

(952) 939-9000

Registrant’s telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 3, 2001, there were 6,178,038 shares outstanding of Common Stock.

INDEX

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2001	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$1,175,624	$3,043,754

Short-term investments	70,320	108,760

Accounts receivable, less allowance for doubtful accounts of $52,918 and $51,697 as of June 30, 2001 and September 30, 2000, respectively	8,454,041	5,398,986

Inventory:

Raw materials and component parts	7,623,714	6,318,199

Work-in-progress	955,542	1,217,165

Finished goods	3,402,540	4,269,391

	11,981,796	11,804,755

Deferred income taxes	1,027,882	1,743,519

Other current assets	1,304,723	1,379,702

TOTAL CURRENT ASSETS	24,014,386	23,479,476

EQUIPMENT AND FIXTURES

Machinery and equipment	2,150,874	1,983,899

Furniture and fixtures	2,392,632	2,169,434

Leasehold improvements	323,051	315,995

	4,866,557	4,469,328

Less accumulated depreciation and amortization	3,823,418	3,582,931

	1,043,139	886,397

TOTAL ASSETS	$25,057,525	$24,365,873

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2001	2000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$4,562,755	$4,242,943

Employee compensation and related taxes	1,377,728	868,362

Income taxes payable	34,866	15,247

Bank line of credit	1,895,000	—

Deferred revenue	271,709	3,316,085

TOTAL CURRENT LIABILITIES	8,142,058	8,442,637

TOTAL LIABILITIES	8,142,058	8,442,637

SHAREHOLDERS’ EQUITY

Common stock — par value $.10 per share — authorized 25,000,000 shares; issued and outstanding:

6,178,038 and 6,190,978 as of June 30, 2001 and September 30, 2000, respectively	617,804	619,098

Additional paid-in capital	17,169,682	17,063,384

Accumulated other comprehensive loss	(2,257,266)	(1,968,736)

Retained earnings	1,385,247	209,490

TOTAL SHAREHOLDERS’ EQUITY	16,915,467	15,923,236

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,057,525	$24,365,873

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Sales:

Printing equipment	$7,111,323	$3,795,589	$21,600,919	$10,358,341

Maintenance, spares and supplies	3,783,363	3,322,026	11,034,134	9,969,311

NET SALES	10,894,686	7,117,615	32,635,053	20,327,652

Costs and Expenses:

Cost of sales	5,636,576	3,523,477	16,899,532	9,905,381

Selling, general and administrative	3,941,524	2,887,843	11,795,496	8,680,326

Research and development	680,235	685,838	2,031,819	2,045,765

	10,258,335	7,097,158	30,726,847	20,631,472

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	636,351	20,457	1,908,206	(303,820)

Net interest expense (income)	15,165	(38,962)	3,129	(91,085)

Unrealized exchange (gain) loss	(119,160)	(6,918)	53,793	143,278

INCOME (LOSS) BEFORE INCOME TAXES	740,346	66,337	1,851,284	(356,013)

Income tax expense (benefit)	288,330	(65,134)	710,487	(160,116)

NET INCOME (LOSS)	$452,016	$131,471	$1,140,797	$(195,897)

Basic and diluted earnings (loss) per common share	$0.07	$0.02	$0.18	$(0.03)

Weighted average number of shares and equivalents outstanding during the period	6,169,038	6,151,933	6,175,938	6,139,291

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,203,568	6,349,124	6,232,896	6,139,291

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,

	2001	2000

OPERATING ACTIVITIES

Net income (loss)	$1,140,797	$(195,897)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	272,400	282,591

Provision for bad debts	(1,357)	—

Forgiveness of executive officer note	135,186	33,564

Other	61,672	41,278

Changes in operating assets and liabilities:

Accounts receivable	(3,169,192)	(712,641)

Inventory	(319,386)	(187,852)

Other current assets	727,843	(857,338)

Accounts payable and accrued expenses	907,567	246,788

Deferred revenue	(3,033,242)	1,291,434

NET CASH (USED IN) OPERATING ACTIVITIES	(3,277,712)	(58,073)

INVESTING ACTIVITIES

Purchase of equipment and fixtures	(463,069)	(269,822)

Proceeds from sale of equipment	25,212	56,602

Purchase of short-term investments	(133,487)	(727,975)

Proceeds from sale of short-term investments	176,849	93,275

NET CASH (USED IN) INVESTING ACTIVITIES	(394,495)	(847,920)

FINANCING ACTIVITIES

Issuance of common stock	18,191	53,331

Repurchase of common stock	(78,383)	12,252

Borrowing on bank line of credit	6,850,000	—

Repayment of borrowing on bank line of credit	(4,955,000)	—

Payment on capital leases	—	(36,833)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,834,808	28,750

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(30,731)	(80,223)

(DECREASE) IN CASH AND EQUIVALENTS	(1,868,130)	(957,466)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,043,754	2,882,618

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,175,624	$1,925,152

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2001

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings or loss per share:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Numerator:

Net income (loss)	$452,016	$131,471	$1,140,797	$(195,897)

Numerator for basic and diluted earnings per share — income (loss) applicable to common shareholders	$452,016	$131,471	$1,140,797	$(195,897)

Denominator:

Denominator for basic earnings per share, weighted average shares	6,169,038	6,151,933	6,175,938	6,139,291

Dilutive potential common shares, employee stock options	34,530	197,191	56,958	—	a

Denominator for earnings per share, assuming dilution, adjusted weighted average shares	6,203,568	6,349,124	6,232,896	6,139,291

Earnings (loss) per common share	$0.07	$0.02	$0.18	$(0.03)

Earnings (loss) per common share, assuming dilution	0.07	0.02	0.18	(0.03)

a—No incremental shares related to options are included because the impact would be antidilutive.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2001

NOTE C — Comprehensive Income or Loss

The components of comprehensive income or loss, net of related tax, for the three-month and nine-month periods ended June 30, 2001 and 2000 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$452,016	$131,471	$1,140,797	$(195,897)

Foreign currency translation adjustment	(119,591)	(217,762)	(288,530)	(613,948)

Comprehensive income (loss)	$332,425	$(86,291)	$852,267	$(809,845)

NOTE D — Executive Loan

During fiscal 1995, the President and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full recourse to non-recourse, and the floating rate was fixed at 5.25%. Through June 30, 2001, total principal payments on the loan have been $54,671. In May of fiscal 2000, acknowledging the President and Chief Executive Officer’s contribution to the Company, and the depressed value of the underlying stock securing the loan, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company recognized the fair market value of the stock award of $225,000 over the extension period, which concluded in the third quarter of fiscal 2001. For the three-month and nine-month periods ended June 30, 2001, $56,250 and $135,186, respectively, were recognized as compensation expense related to the stock award.

NOTE E — Closure of the Company’s Australian Subsidiary

In February 2001, the Company committed to a plan to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. Exit costs have been estimated at $115,000, comprised solely of termination benefits for employees, which are included with selling, general administrative expenses in the Condensed Consolidated Statements of Operations and with employee compensation and related taxes in the Condensed Consolidated Balance Sheets. For the nine months ended June 30, 2001, $9,000 has been recorded against the estimated liability, all in second quarter. Ten full- and part-time employees remain as of June 30, 2001.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2001

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

The line of credit agreement places certain restrictions on the Company, including, among others, requirements as to profitability and minimum levels of tangible net worth. As of June 30, 2001, borrowings under the line of credit were $1,895,000, and the Company was in compliance with the covenants under the agreement.

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

NOTE I — Repurchase of Common Stock

In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. At September 30, 2000, the Company had repurchased 170,500 shares at a cost of $434,000. In the current fiscal year, through June 30, 2001, the Company repurchased an additional 10,350 shares at a cost of $31,000.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company’s revenue consists of (i) sales of document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended June 30, 2001 (third quarter of fiscal 2001), net revenue was $10.9 million, up 53% from $7.1 million for the same period a year ago. Revenue from the sale of document production equipment was $7.1 million, up 87% from $3.8 million for the same period in fiscal 2000. For the nine months ended June 30, 2001, net revenue was $32.6 million, up 61% from $20.3 million for the same period a year ago. Revenue from the sale of document production equipment was $21.6 million, up 109% from $10.4 million for the same period in fiscal 2000. The Company’s document production systems primarily consist of the Imaggia product line, the PS MICR systems product line (manufactured by Océ Printing Systems GmbH and sold on a private label basis as the PS75 MICR and PS155 MICR) and the Checktronic product line. The increased revenue from document production equipment was primarily due to increased North American sales of the Imaggia and PS MICR systems product lines. Document production equipment revenue for the three and nine months ended June 30, 2001 included (i) $5.6 million and $17.5 million, respectively, from the sale of the Company’s Imaggia product line, increases of 92% and 162% over the $2.9 million and $6.7 million for the comparable year-ago periods, and (ii) $377,000 and $1.7 million from the sale of the Company’s PS MICR systems product line, an improvement over comparable prior-year-to-date sales of $157,000 recognized in the first quarter of fiscal 2000.

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

For the third quarter of fiscal 2001, revenue from maintenance contracts, spare parts, supplies and consumable items increased 14%, compared with the same period a year ago, from $3.3 million to $3.8 million. Maintenance contracts, spare parts, supplies and consumable items revenue for the nine-month periods ended June 30, 2001 and 2000, were $11.0 million and $10.0 million, respectively, an 11% increase. The increases between quarters and year-to-date periods were due primarily to increases in domestic revenues from maintenance contracts, spare parts, supplies and consumable items, on a substantially higher installed base of Imaggia systems. The Company expects domestic revenue from maintenance contracts, spare parts, supplies and consumable items to increase further in fiscal 2001 with the projected growth of the Imaggia product line.

The Company’s gross margin percentage for the third quarter and first nine months of fiscal 2001 was 48%, compared with 50% and 51%, respectively, for the same periods a year ago. The decrease in gross margin percentages for the comparative quarter and year-to-date periods was primarily due to improved productivity, offset by the shift in the product mix from the Checktronic product line to the Imaggia and PS MICR systems product lines, which have lower gross margins, lower margins on maintenance contracts, and increases in inventory valuation reserves. The Company anticipates that its gross margin percentage for fiscal 2001 will continue to be somewhat lower than for fiscal 2000 as revenue from the Imaggia and PS MICR systems product lines constitutes a larger portion of the Company’s total revenue.

Selling, general and administrative expenses increased 36%, from $2.9 million for third quarter of fiscal 2000, to $3.9 million for third quarter of fiscal 2001, but decreased as a percentage of net sales, from 41% to 36% for the current fiscal quarter. For the nine-month periods ended June 30, 2001 and 2000, respectively, selling, general and administrative expenses similarly increased, from $8.7 million to $11.8 million, or 36%, and similarly decreased as a percentage of net sales, from 43% to 36%. The increased expense was primarily due to the increase in personnel and associated expenses required to support the increase in total revenue. The Company anticipates that its selling, general and administrative expenses through the remainder of fiscal 2001 will continue to increase to support the projected growth in total revenue, but at a rate less than the projected total revenue rate of growth. Research and development expenses for the three and nine months ended June 30, 2001, were $680,000 and $2.0 million, respectively, flat compared with the same periods a year ago.

Net interest expense for the three and nine months ended June 30, 2001, was $15,000 and $3,000, respectively, compared with net interest income of $39,000 and $91,000, respectively, for the same periods a year ago, due to the Company borrowing against the bank line of credit in fiscal 2001, but not in fiscal 2000.

Unrealized exchange gains or losses are related to the Company’s foreign operations. The Company experiences foreign currency gains and losses, which are reflected on the Company’s statements of operations, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. Net exchange gains for the three months ended June 30, 2001 and 2000 were $119,000 and $7,000, respectively, compared with net exchange losses for the year-to-date periods then ended of $54,000 and $143,000, respectively. The general trend over the quarter and fiscal-year-to-date periods has been the weakening of foreign currencies against the U.S. dollar. This has resulted in cumulative unrealized foreign exchange losses in the fiscal-year-to-date periods in both years. Over any particular quarter, fluctuations in currencies may result in anomalies contrary to the general trend. This was true in both the quarters ended June 30, 2000 and 2001. In the prior year quarter, the resulting unrealized currency gain was nominal. However, for the current fiscal quarter, the more significant gain was primarily due to strengthening of the Australian dollar against the U.S. dollar. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

Income tax expense for the three-month period ended June 30, 2001 was $288,000, compared with an income tax benefit of $65,000 for the three months ended June 30, 2000. Income tax expense for the nine-month period ended June 30, 2001 was $710,000, compared with an income tax benefit of $160,000 for the nine months ended June 30, 2000. Income tax expense and benefit in all of the current and prior year periods were the result of income and losses, respectively, generated by domestic operations. Interim effective tax rates may vary based on sources of income or loss and best estimates of the annual effective tax rate for the fiscal year.

For the third quarter of fiscal 2001, the Company’s basic and diluted earnings were $0.07 per share, compared with $0.02, basic and diluted, for the comparable prior year period. For the first nine months of fiscal 2001, the Company’s earnings per share, basic and diluted, were $0.18, compared with a net loss per share, basic and diluted, of $0.03 for the first nine months of fiscal 2000. The improvements in the quarter and year-to-date periods were primarily attributable to the increase in revenue, partially offset by the higher cost of sales, and higher selling, general and administrative expenses. Earnings were also improved by higher third quarter foreign exchange gains in fiscal 2001 than in fiscal 2000, and lower foreign exchange losses in the respective fiscal-year-to-date periods.

In February 2001, the Company committed to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be served more profitably by alternative means, including independent distributors and sales agents, and is in the process of closing the Australian subsidiary. In connection with the closure, the Company recorded a one-time charge of $115,000. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenue from Pacific Rim customers as a result of this change.

Market Risk

The Company has foreign subsidiaries, located in England and France (in addition to the subsidiary in the process of being closed in Australia), does business in more than 50 countries and generates approximately 32% of its revenue from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company’s net investment in its foreign subsidiaries was $6,713,000 and $7,006,000 at June 30, 2001 and September 30, 2000, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the year-to-date period ended June 30, 2001.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2000 and the first nine months of fiscal 2001, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts through the remainder of fiscal 2001.

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

In January 2000, the Company accepted a three-year equipment and service contract from a U.S. customer, valued at approximately $40.0 million, for its Imaggia system. The contract value includes the sales of document production systems and related equipment for approximately $22.0 million, and maintenance, spare parts, supplies and consumable items estimated to be worth approximately $18.0 million over the three-year period. Equipment deliveries under the contract began in the second quarter of fiscal 2000, and are continuing through the third quarter of fiscal 2001. Under the contract, the Company records document production systems and related equipment revenue with the delivery of each component piece of equipment. The Company records revenue for maintenance, spare parts, supplies and consumable items based on the monthly usage of these components. Revenue under the contract for maintenance, spare parts, supplies and consumable items may fluctuate with changes in the customer’s demand for these items. Achievement of the Company’s future revenue plans depends upon continued market acceptance of the Imaggia system.

The Company’s PS MICR systems product line is marketed under an agreement with Océ Printing Systems GmbH for the worldwide exclusive rights to private label, sell and service the PS75 MICR product, and provides for certain non-exclusive rights to private label, sell and service other Océ high-performance sheet-fed MICR and non-MICR printing systems. Through the first three quarters of fiscal 2001, sales of the PS MICR systems product line, totaling $1.7 million, exceeded sales of $463,000 for all of fiscal 2000, the first year in which the PS MICR systems product line was sold. The Company anticipates that sales of the PS MICR systems product line will comprise a larger portion of its document production systems revenue in future periods.

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

Liquidity and Capital Resources

Working capital was $15.9 million at June 30, 2001, compared with $15.0 million at September 30, 2000. The Company’s inventory levels increased to $12.0 million at June 30, 2001 from $11.8 million at September 30, 2000, primarily due to higher levels of Imaggia stock. Accounts receivable increased to $8.5 million at June 30, 2001 from $5.4 million at September 30, 2000, due to increased sales. Cash and short-term investments amounted to $1.2 million at June 30, 2001, compared with $3.2 million at September 30, 2000. The $2.0 million decrease in cash and short-term investments was primarily due to increases in accounts receivable and inventory. Deferred revenue was $272,000 at June 30, 2001, compared with $3.3 million at September 30, 2000. This decrease was principally due to deliveries under the equipment portion of the three-year contract (described above), and the earning of the related deferred revenue.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at June 30, 2001, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

The Company has undertaken no significant new financing activities. The Company maintains a $2.5 million bank line of credit, which expires on April 30, 2002 and is secured by the Company’s accounts receivable, inventory, equipment and general intangibles. Advances under the line of credit bear interest at the bank’s reference rate. The line of credit agreement places certain restrictions on the Company, including, among others, requirements as to profitability and minimum levels of tangible net worth. At June 30, 2001, the Company is in compliance with all loan covenants, and the amount owed under the line was $1,895,000.

Under the Company’s stock repurchase program announced in 1998, no shares were repurchased in fiscal 2000. In the current fiscal year, through June 30, 2001, the Company repurchased 10,350 shares at a cost of $31,000, bringing the total repurchased under the program to 180,850 shares at a cost of approximately $465,000.

The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements through the remainder of fiscal 2001.

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

The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION Registrant

Date	August 8, 2001	/s/ Jay A. Herman Jay A. Herman President and Chief Executive Officer

Date	August 8, 2001	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer