Form 10-K
period 2001-09-30
CHECK TECHNOLOGY CORP
filed 2001-12-19
CIK 350692

Form 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

Commission File Number: 0-10691

Check Technology Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12500 Whitewater Drive, Minnetonka, Minnesota (Address of principal executive offices)	55343-9420 (Zip Code)

Registrant’s telephone number, including area code:

(952) 939-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.10 par value)

(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 60 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $31,422,646 at December 3, 2001 when the closing price of such stock, as reported by NASDAQ, was $5.220.

      There were 6,159,798 shares outstanding of Registrant’s $.10 par value common stock as of December 3, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the definitive proxy statement to be filed with the Commission by the end of January 2002 are incorporated by reference into Part III.

      This Form 10-K consists of 73 pages (including exhibits). The index is set forth on page 15.

PART I

Item 1.     Business

Company Background

      Check Technology Corporation (the Company) designs, manufactures, sells and services document printing systems that personalize, encode, print and collate documents into packages that are tailored to the customer’s requirements. The Company was formed in 1981 and began to ship its first system, the Model 2000 Checktronic®, in 1983. The original product concept for the Company was a computerized financial document production system, which integrated (i) automatic collation of checkbook components, (ii) high quality alphanumeric and graphics printing for customer personalization and bank address, and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks.

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

      The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above allowed lower cost production of small check orders (25 to 100 checks) that are typical in most markets outside the United States. This and an improvement in printing quality created a demand for the Company’s systems in many international markets. The Company opened its first subsidiary, Check Technology Limited, in England in 1983 and a French subsidiary in 1987.

      During 1998, the Company launched the Imaggia® MG20 system in response to the changing demands of security printers and on-demand printing applications worldwide. The Imaggia MG20 system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Company markets the Imaggia system to customers with high volume folio production and print-on-demand applications.

      In April 1999, the Company completed an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to sell (on a private label basis) and service the PS75 MICR product manufactured by Océ. In addition, the Company obtained certain non-exclusive rights to sell and service other high-performance sheet-fed MICR printing systems (PS MICR systems) and non-MICR printing systems manufactured by Océ.

      In July 2001, the Company announced introduction of the Imaggia II system. Faster, easier to use, and supporting a larger media size than the Imaggia MG20 system, the Imaggia II system features a new flat-screen operator interface with the front-end data processing capacity to support production of truly variable data from sheet to sheet. The Imaggia II system is scheduled to begin shipping in the third quarter of fiscal 2002.

      As of September 30, 2001, the Company had an installed base of approximately 540 systems located in more than 50 countries.

Products

      Check Technology sells both “cut-sheet” and “continuous” printing systems that are used for four basic applications: folio production, insurance claims, fulfillments and disbursements. Folio production includes the printing of checkbooks and financial payment coupon books. Insurance claim applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks, while disbursement applications include accounts payable checks and payroll checks. These electronic production systems enable companies, banks and government customers to easily and quickly transform blank paper stock into fully collated checks and forms.

      Cut-Sheet Production Systems. Currently, the Company’s premier cut-sheet system is the Imaggia MG20 system, with the Imaggia II system scheduled for shipment in the third quarter of fiscal 2002. The Imaggia system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Company markets the Imaggia system to customers with high volume folio production and print-on-demand applications. The Imaggia MG20 system operates at a rated speed of 228 pages per minute and accommodates varying paper sizes up to 18.75 inches in width and 22 inches in length. The Imaggia II system is expected to operate at a rated speed of 300 pages per minute and accommodates varying paper sizes up to 18.75 inches in width and 26 inches in length. The Imaggia systems can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability and the consistency required to produce high quality documents while reducing production costs.

      The Company’s other manufactured cut-sheet system is the Checktronic system. The Checktronic system uses a combination of ion-deposition and impact technology. The Company markets four Checktronic system models to customers with medium to high volume folio production, insurance claim, fulfillment and disbursement applications. The Model 1750X operates at a rated speed of 45 pages per minute, while the Models 2100X, 4000X and 4500X operate at 60, 90 and 120 pages per minute, respectively. The Checktronic system can be purchased with advanced security/audit capability.

      The Company has an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to sell (on a private label basis) and service the PS75 MICR product manufactured by Océ. In addition, the Company has certain non-exclusive rights to sell (on a private label basis) and service other high-performance sheet-fed MICR and non-MICR printing systems manufactured by Océ. The Company’s PS MICR systems line of products utilize electrophotography imaging technology, suitable for customers with medium to high volume folio production, insurance claim, fulfillment, disbursement and print-on-demand applications. The Model PS75 MICR operates at a rated speed of 75 pages per minute, while the Model PS155 operates at 155 pages per minute and has both simplex and duplex operating modes.

      Continuous Form Production Systems. The Company’s CheckPrinter systems are continuous form systems and are available as either stand-alone MICR printers or as tandem systems. The Model 930 and Model 960 operate at over 300 and 600 documents per minute, respectively. These two models utilize impact technology to produce high quality MICR characters.

      Finishing Units. In addition to document production systems, the Company offers a finishing system to complement its cut-sheet product line. The Foliotronic® system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with the Company’s electronic production systems, the Foliotronic system enables customers with folio production applications to transform blank paper stock into finished books.

      Service and Maintenance. Service and maintenance revenues result from the sale of maintenance contracts, the sale of proprietary consumable and supply items and the sale of spare parts to customers who have purchased the Company’s equipment. Supplies are operating materials that are consumed during normal operation of the Company’s systems. Examples of these supplies are MICR ribbon, which is consumed in the printing of each MICR code line, and toner, which is consumed in the printing of each document.

      The Company employs customer engineers at each of its major service locations. For customers who purchase maintenance contracts after the warranty period, which typically is 90 days from customer acceptance of a system, the Company provides ongoing customer support through its service network, for which it charges for time and materials on an annual service contract basis. Some customers elect to provide their own maintenance and service on the system they have purchased. Historically, warranty service expense has not been significant to the Company after the initial units of a new product have been placed with customers.

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

      United States Market. The market in the United States for checks and other financial documents is the largest in the world, notwithstanding the fact that the annual consumption of checks has shown a slowing growth rate over the last several years. The Company believes alternatives to the check document, such as debit and credit cards, will eventually reduce the number of checks used, although the size and rate of reduction are difficult to predict. Company studies have shown that other documents produced by the Company’s systems have exhibited higher growth rates over the same period. These documents include payment coupons, tax payment and other installment payment products.

      Checkwriting activities have been affected by alternative payment technologies. These substitutes include Electronic Funds Transfer (EFT) and Electronic Data Interchange (EDI). Although these alternatives comprise only a small percentage of total payment transactions in the United States, they are expected to have an increasingly significant impact on United States disbursement activities over the next several years.

      The Company’s systems have been sold in the United States primarily to check printers, payment coupon producers, service bureaus and large corporations. These organizations all have requirements for the production of personalized encoded document packages such as small personal check orders, installment payment books, payroll, payables and insurance claims checks. The Company expects to continue to increase its installed system base in the United States.

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

Competition

      The Company’s products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of the Company’s competitors are well established and have significantly greater access to financial, technical and personnel resources. The Company believes sales of the Imaggia system are critical to its ability to remain competitive in the markets it serves, and is continuing to invest in its future success with the planned introduction of the Imaggia II system. See “Research and Development.”

      Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul, Minnesota), John H. Harland Company (Decatur, Georgia) and Clarke American (San Antonio, Texas), all of which are customers of the Company. These major customers establish competitive standards for alphanumeric print quality, MICR print quality and delivery time that must be met or surpassed in order to compete effectively in the United States personal check market. With the Checktronic system product line, the Company was able to establish itself only in the production of new account kits, money market checkbooks and other applications that do not require offset or letterpress quality. The Imaggia system was designed to provide entry into the United States check production market. The Company’s major competitors in the manufacture of checkbooks in the United States are Xerox (United States) and Océ (Germany).

      The Company has had success in the segment of the United States folio production segment that involves the production of personalized payment books such as installment loan and tax payment books. This market is dominated by a small number of companies such as NCP (Birmingham, Alabama), Cummins Allison (Indianapolis, Indiana) and Venture Encoding (Dallas, Texas). The predominant personal checkbook manufacturers discussed above also produce payment books. The Company’s products have found market acceptance in this segment because they provide the efficiency, reliability and production flexibility sought by this segment. Xerox and Océ are presently the Company’s major competition for the production of payment books.

      International folio production markets, like the United States payment book production market, are also driven more by cost and production efficiency factors than by alphanumeric print quality standards. In addition, enforcement of high MICR standards by the clearing banks in most international markets makes MICR printing quality an extremely important competitive factor. The Company’s Checktronic system product line has found a high degree of acceptance in the international market segments because these systems provide the efficiency, production flexibility and MICR quality sought by the major check producers. The Company competes in the international marketplace with Troy (United States), Xerox, Océ and Nipson Bull (France).

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

Backlog

      At December 3, 2001, the Company had a backlog of approximately $9,936,000, compared with a backlog of $13,590,000 as of December 1, 2000. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company’s backlog as of any particular date may not be representative of the Company’s actual sales for any succeeding fiscal period. During most of fiscal 2001, the Company had a significant backlog due to the January 2000 acceptance of a three-year Imaggia system and service contract, valued at approximately $40.0 million. Backlog declined throughout the year as scheduled deliveries were met and rebounded modestly with a follow-on contract with the customer that was executed in September of 2001.

      The Company’s equipment is manufactured to orders received, and to date, the Company has never been unable to meet a scheduled shipment date because of excessive order backlog. The Company expects that, from time to time, it will continue to have periods during which there may be little or no backlog.

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

      The components of the Company’s financial document production systems are manufactured by outside vendors, tested and then incorporated into the systems by Company employees. While the Company uses only one source for many of the key components of its printing systems, most components, with the exception of the non-impact alphanumeric print engine and the MICR printer hammer bank component, are available from multiple sources. However, many of the critical components of the Company’s systems would require redesign if new vendors were used.

      The non-impact alphanumeric printers and associated spare parts and consumables for both the Checktronic system and the Imaggia system are supplied to the Company by Delphax Systems (Delphax), which has its manufacturing facilities in Toronto, Canada. Delphax has been the supplier of the print engines used in the Company’s systems since the Company’s inception. Xerox, one of the Company’s competitors, owned a one-third partnership interest in Delphax for many years and in November 1997, Xerox acquired the remaining equity of Delphax. At the end of November 2001, subsequent to fiscal year-end, the Company signed a definitive purchase agreement with Xerox to acquire the North American assets of Delphax in a cash transaction that is expected to close in late December 2001. See NOTE I to Consolidated Financial Statements.

Research and Development

      Since its formation, the Company’s research and development activities have been focused on the development of computerized printing systems capable of producing, on a precision basis, financial documents at required speeds and volumes. The Company continues to develop features for the Imaggia system, which is targeted at customers with high volume folio production and print-on-demand applications and has achieved its greatest success to date in the high volume United States check printing market. Continued Imaggia system development also offers significant potential for increasing the Company’s international business. The Company’s research and development expenditures were $2.6 million in fiscal 2001 and $2.7 million in each of fiscal 2000 and 1999.

      During fiscal 2001, the Company has continued product engineering on the Imaggia system to improve its performance to meet market demands, and in July 2001, announced introduction of the Imaggia II system. The next generation of the Company’s flagship product boasts significant performance improvements, ease-of-use-enhancements and new paper handling capabilities to accommodate the largest cut-sheet media size of any digital sheet-fed system in the world. Software enhancements to improve the front-end data processing and serviceability of the system in the field are also important. In keeping with the Company’s philosophy of providing continuous improvement to the units operating in the field, most of the new capabilities of Imaggia II can also be offered to existing customers in the field as upgrades. The Company expects that product engineering efforts seeking further improvements and enhancements will be ongoing. The Company has also continued product engineering on its legacy product lines.

Patents

      In July 1997, the Company received a patent covering certain aspects of its Imaggia system. In prior years, the Company has received patents covering the Model 2000 Checktronic system, its fusing process and the autotaper for the Foliotronic system. There is no assurance that such patents will afford the Company any competitive advantage. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its employees rather than on patents. The Company’s printing systems, or components of such systems, may be covered in whole or part by patents held by others. Although the Company is not presently aware of any such patents, it could be required to obtain patent licenses in order to conduct its business.

Employees

      As of December 3, 2001, the Company had 216 full-time employees. Many of the Company’s employees are highly skilled, and the Company’s future success will depend, in part, upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

Recent Developments

      At the end of November 2001, the Company signed a definitive purchase agreement with Xerox to acquire, in a cash transaction, the North American assets of Delphax, the sole-source supplier of the print engines used in the Company’s systems since the Company’s inception. In addition to giving the Company ownership of its core print technology and associated expertise, the Company’s and Delphax’s product lines are highly complementary. The transaction is expected to close in late December 2001.

Item 2.     Properties

      The Company’s corporate and manufacturing offices are located in Minnetonka, a suburb of Minneapolis, Minnesota. The Company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $420,000, increasing to $481,000 on September 15, 2005 and thereafter, plus operating expenses and real estate taxes incurred by the landlord.

      In addition, the Company leases office space for its European sales and service center in Crawley, England, under a lease which expires in 2013 and provides for annual lease payments of $180,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. The Company leases smaller office premises for its operations in France and Australia, with the Australian office scheduled to close, and the lease to terminate, in the first quarter of fiscal 2002.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

      The names and ages of all of the Company’s executive officers and the positions held as of the date of this report are:

Executive Officers of the Company

Name	Position	Age

Jay A. Herman	Chairman and Chief Executive Officer	54
Robert M. Barniskis	Vice President, Chief Financial Officer	38
M. H. (Bill) Kuhn	Vice President, Customer Service	60
Bruce H. Malmgren	Vice President, Sales and Marketing	57
Dieter P. Schilling	Vice President, Operations	46
Peter J. Wood	Vice President, Engineering	59

      Officers of the Company are elected annually by the Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among the Company’s officers and directors.

      Set forth below is a summary of the business experience of each of the executive officers of the Company:

      Jay A. Herman joined the Company as Executive Vice President and Chief Financial Officer in May 1988, was promoted to President in June 1989 and elected Chairman of the Board in October 2001. Prior to joining the Company, Mr. Herman was Vice President and Chief Financial Officer of Gelco Corporation’s International Division. He held that post from 1986 to 1988. Between 1979 and 1986, Mr. Herman held positions of Vice President of Administrative Services for Gelco Corporation and Director of Planning and Budgets for Gelco’s Fleet Leasing Division. Before joining Gelco, Mr. Herman held several positions with General Mills.

      Robert M. Barniskis joined the Company as Vice President, Chief Financial Officer in November 1999. Prior to joining the Company, Mr. Barniskis spent 14 years in various financial roles within Rosemount Inc., a wholly owned subsidiary of Emerson Electric Company. He was Finance Director, Americas, of Rosemount’s Measurement Division from 1998 to 1999. Between 1996 and 1998, Mr. Barniskis was Finance Director, Asia Pacific, for Fisher-Rosemount Systems, Inc., based in Singapore. Previous to this, Mr. Barniskis was Director of Finance and MIS for Kay-Ray/ Sensall, Inc., a wholly owned subsidiary of Rosemount Inc., from 1993 to 1995.

      M. H. (Bill) Kuhn joined the Company as Vice President, Customer Service in November 2000. Mr. Kuhn’s previous experience in management and customer service, largely focused on the capital goods market, spans over 30 years, most recently, from 1997 to 2000 as Vice President, Global Customer Support for Grove Worldwide. Earlier in his career, Mr. Kuhn held increasingly more responsible roles with Hogue Equipment from 1986 to 1996, A. K. Equipment from 1980 to 1986, and Caterpillar from 1969 to 1980.

      Bruce H. Malmgren joined the Company as Vice President, Sales and Marketing in November 2000. Since 1966, Mr. Malmgren served in successively more responsible sales and marketing positions, and sales and marketing management roles at various companies, most notably, Xerox Corporation from 1968 to 1990. Just prior to joining the Company, from 1995 to 2000, Mr. Malmgren was President of National Independent Billing, Inc. and Senior Vice President and National Sales Manager for Dataserv, Inc. from 1992 to 1994.

      Dieter P. Schilling was named Vice President, Operations in November 2000 after having held the position of Vice President of Operations and Customer Service since October of 1989. From October 1986 until October 1989, he held the position of Vice President of Customer Service. Mr. Schilling joined the Company as Director of Field Services in 1985 and was promoted to Director of Customer Service in April of 1986. Previous to this, Mr. Schilling was a co-founder and President of Southern California Telephone, a telephone interconnects company, which was sold to American Telecommunications, Inc. in 1985.

      Peter J. Wood joined the Company as Vice President, Engineering in July 1997. Mr. Wood has over 30 years experience in the development and user application of electronic digital product technology. Prior to joining the Company, Mr. Wood served as Principal Consultant to Vivo Software, Inc. from 1996 to 1997, as Vice President, Engineering and Technology, for Iris Graphics Inc. from 1995 to 1996 and as President of Vital Imaging Systems, Inc. from 1993 to 1995.

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

	High	Low

Year ended September 30, 2001
First quarter	$4.563	$2.688
Second quarter	3.875	2.750
Third quarter	3.500	2.250
Fourth quarter	3.620	2.800
Year ended September 30, 2000
First quarter	4.313	1.875
Second quarter	8.375	3.563
Third quarter	6.375	4.250
Fourth quarter	5.625	4.250

Stock Repurchase Program

      In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. In the fiscal year ended September 30, 2001, the Company purchased 27,250 shares at a cost of $83,000, bringing the total purchased under the program to 197,750 shares at a cost of approximately $518,000.

Holders

      As of December 3, 2001, the Company had 308 holders of Common Stock of record.

Dividends

      The holders of Common Stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

Item 6.     Selected Financial Data

	Year Ended September 30,

	2001	2000	1999	1998	1997

Consolidated Statements of Operations Data:
Net sales	$42,843,882	$28,781,718	$22,308,000	$23,739,528	$22,866,674
Net income (loss)	2,149,869	(290,437)	(1,614,387)	198,862	325,979
Earnings (loss) per common share	0.35	(0.05)	(0.26)	0.03	0.05
Earnings (loss) per common share, assuming dilution	0.35	(0.05)	(0.26)	0.03	0.05
Weighted average number of shares outstanding during the period(1)	6,174,411	6,146,630	6,129,225	6,273,756	6,224,797
Weighted average number of shares and equivalents outstanding during the period, assuming dilution(2)	6,227,724	6,146,630	6,129,225	6,289,872	6,295,073
Consolidated Balance Sheets Data:
Working capital	$16,944,815	$15,036,839	$15,736,047	$17,634,271	$17,588,576
Total assets	25,786,616	24,365,873	20,455,869	22,319,507	22,971,493
Long-term liabilities	—	—	—	35,059	78,903
Shareholders’ equity	17,982,624	15,923,236	16,706,060	18,567,126	18,679,662

(1)	Earnings per share of Common Stock is computed by dividing the net income for the period by the weighted average number of shares of Common Stock outstanding during the period.

(2)	Earnings per share of Common Stock assuming dilution is computed by dividing the net income for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth the Company’s Statements of Operations expressed as a percentage of net sales and should be read in connection with the Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Year Ended September 30,

	2001	2000	1999

Sales:
Printing equipment	64.9%	54.3%	34.9%
Maintenance, spares and supplies	35.1	45.7	65.1

NET SALES	100.0	100.0	100.0
Costs and Expenses
Cost of sales	50.6	49.0	47.4
Selling, general and administrative	35.2	42.5	49.1
Research and development	6.2	9.5	12.2

	92.0	101.0	108.7

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	8.0	(1.0)	(8.7)
Interest expense	0.1	0.0	0.0
Interest income	(0.1)	(0.4)	(0.5)
Unrealized exchange loss	0.3	1.0	0.5

INCOME (LOSS) BEFORE TAXES	7.7	(1.6)	(8.7)
Income tax expense (benefit)	2.7	(0.6)	(1.5)

NET INCOME (LOSS)	5.0%	(1.0)%	(7.2)%

      The Company’s revenues are from sales of (i) document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 2001 (fiscal 2001), sales of document production equipment increased 78% over the year ended September 30, 2000 (fiscal 2000), compared with an increase of 101% in fiscal 2000 over the year ended September 30, 1999 (fiscal 1999). The increases in fiscal 2001 and fiscal 2000 were due primarily to increased North American sales of the Imaggia system. The Company completed the sale of 39 Imaggia systems in fiscal 2001, compared with 22 in fiscal 2000 and seven in fiscal 1999, and as of September 30, 2001, had an order backlog of approximately $6.4 million for its Imaggia system, which it expects to ship in fiscal 2002.

      For some time, the Company has held a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic system product line has softened in these international markets and revenues from this product line are now largely dependent on sales to emerging markets such as Latin America, Asia and Africa. The present uncertain economic environment in many of the countries within these emerging markets has limited the Company’s current opportunities to sell high-end capital equipment into those regions.

      Revenues from maintenance contracts, spare parts, supplies and consumable items increased 14% in fiscal 2001 over fiscal 2000, compared with a 9% decrease in fiscal 2000 over fiscal 1999. The $1.9 million increase in fiscal 2001 was due to the significant increase in the installed base of Imaggia systems in fiscal 2001 and 2000. The decrease in fiscal 2000 over fiscal 1999 was primarily due to: the impact of the stronger U.S. dollar on the translation of foreign currency denominated sales; the continued reduction in maintenance and consumables revenues from Pacific Rim customers; and the reduction in consumable revenues from Western European customers. The Company expects domestic revenues from maintenance contracts, spare parts, supplies and consumable items to increase in fiscal 2002 with the projected growth of the Imaggia system product line, partially offset by the projected decline in international maintenance and consumable revenues.

      The Company’s gross margin percentage in fiscal 2001 was 49%, compared with 51% and 53% in fiscal 2000 and fiscal 1999, respectively. The decrease in gross margin percentage for fiscal 2001, compared with fiscal 2000 was primarily due to the shift in the product mix from the Checktronic system product line to the Imaggia system product line, coupled with lower margins on the increased level of service revenues. In addition, in the fourth quarter of fiscal 2001, the Company recorded a non-recurring supplier price adjustment, which for the quarter contributed approximately 4 points to gross margin. The decrease in gross margin percentage for fiscal 2000, compared with fiscal 1999 was primarily due to the shift in the product mix from the Checktronic system product line to the Imaggia system product line and the decreased revenues from the sale of maintenance, spares and supplies. The Company anticipates that its gross margin percentage in fiscal 2002 will be somewhat lower than in fiscal 2001 due to a shift in sales mix as maintenance, spares and supplies revenues comprise a larger portion of total revenues in fiscal 2002.

      Selling, general and administrative expenses increased $2.9 million in fiscal 2001, compared with fiscal 2000, and were $1.3 million higher in fiscal 2000 than in fiscal 1999. As a percentage of net sales, these expenses were 35% in fiscal 2001, 43% for fiscal 2000 and 49% for fiscal 1999. Increased expense levels between fiscal years were due to the increase in employees and associated expenses required to support the increase in total revenues. For fiscal 2001, approximately $1.3 million of the total increase was due to expansion of the field force supporting the higher installed base of the Imaggia system. The Company anticipates that its selling, general and administrative expenses in fiscal 2002 may continue to increase to support the projected growth in total revenues, but at a rate less than the projected total revenue rate of growth.

      Research and development expenses of $2.6 million in fiscal 2001 were slightly lower, compared with fiscal 2000 and fiscal 1999, and decreased year to year as a percentage of net sales. In terms of dollars invested, research and development expenses are expected to remain flat in fiscal 2002.

      Net interest expense was $13,000 in fiscal 2001, compared with net interest income of $117,000 and $114,000 in fiscal 2000 and fiscal 1999, respectively. The significant shift to a net interest expense position in fiscal 2001 was due to current fiscal year borrowing against the bank line of credit to fund operating activities, which had not been necessary in fiscal 2000 or fiscal 1999.

      Unrealized exchange gains or losses are related to the Company’s foreign operations. The Company experiences foreign currency gains and losses, which are reflected on the Company’s Statements of Operations, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The net exchange losses for fiscal years 2001, 2000 and 1999 were $110,000, $293,000 and $120,000, respectively, due to the strengthening of the U.S. dollar against the currencies of the Company’s foreign subsidiaries. The Company anticipates that it will continue to have exchange gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

      The Company recorded an income tax expense of 35% in fiscal 2001, compared with an income tax benefit of 37% in fiscal 2000 and an income tax benefit of 17% in fiscal 1999. The income tax expense for fiscal 2001 has changed as a percentage primarily because the Company generated pre-tax earnings in fiscal 2001 and incurred pre-tax losses in fiscal 2000. The income tax benefit increase from 17% in fiscal 1999 to 37% in 2000 reflects a lower benefit in fiscal 1999 because of an increase in the deferred tax asset valuation allowance. The Company believes recorded net deferred tax assets are more likely than not to be recoverable, based upon its estimates of future sources of taxable income and the expected timing of temporary difference reversals. The Company believes it will generate sufficient future taxable income to recover its net deferred tax assets from increased sales of its Imaggia system product line, sales of the PS MICR systems product line and continued sales of maintenance, spares and supplies.

      Net income for fiscal 2001 was $0.35 per share, compared with a net loss of $0.05 per share in fiscal 2000 and a net loss of $0.26 per share in fiscal 1999. The return to profitability in fiscal 2001 was due to the increase in document production systems revenues, offset by the effect of reduced gross margins, increased selling, general and administrative expenses, fiscal 2001 interest expense versus fiscal 2000 interest income, and the unfavorable effects of foreign currency exchange rate fluctuations. Similarly, the reduction in the net loss in fiscal 2000, compared with fiscal 1999 was due to the increase in document production systems revenues, offset by the effect of reduced gross margins, increased selling, general and administrative expenses, and the unfavorable effects of foreign currency exchange rate fluctuations.

      In February 2001, the Company determined that the market served by its Australian subsidiary could be served more profitably by alternative means, including independent distributors and sales agents, and developed a formal exit plan to cease operations of the subsidiary as of September 30, 2001. In the second quarter of fiscal 2001, the Company recorded a one-time charge of $115,000, anticipating closure of the subsidiary before the end of the fiscal year. Customer service and transition issues delayed the office closing until the first quarter of fiscal 2002. As a result of this delay and refinement of closing cost estimates, an additional charge of $100,000 was recorded in the fourth quarter of fiscal 2001, bringing the total one-time charge to $215,000. By closing the subsidiary, the Company anticipates eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenues from Pacific Rim customers as a result of this change.

Market Risk

      The Company has foreign subsidiaries in England and France (and one in Australia that is in the process of being closed). The Company does business in more than 50 countries and generates approximately 31% of its revenues from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

      The Company’s net investment in its foreign subsidiaries was $5.7 million and $7.0 million at September 30, 2001 and 2000, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the fiscal year ended September 30, 2001.

      From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2001 and 2000, the Company did not enter into any foreign exchange contracts and does not currently anticipate entering into any such contracts.

Factors Affecting Results of Operations

      The Company’s revenues are subject to fluctuations which may be material.

      In January 2000, the Company entered into a three-year equipment and service contract for its Imaggia system that is valued at approximately $40.0 million. Equipment deliveries under the contract began in the second quarter of fiscal 2000 and concluded in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, the Company executed a new contract with this customer, valued at approximately $19.5 million, approximately $11.5 million for Imaggia systems and an estimated $8.0 million over the next three years for supplies and consumable items. Under both contracts, the Company records document production systems and related equipment revenues with the delivery of each component piece of equipment. The Company records revenues for maintenance, spare parts, supplies and consumable items based on the monthly usage of these components. Revenues from this customer have been significant, representing 57% and 32% of total revenues for fiscal 2001 and 2000, respectively. The Company anticipates that revenues from this customer will also be significant in fiscal 2002, but to a lesser extent than in fiscal 2001.

      At the end of November 2001, subsequent to fiscal year-end, the Company signed a definitive purchase agreement with Xerox to acquire the North American assets of Delphax, the sole-source supplier of the print engines used in the Company’s systems. The transaction is expected to close in late December 2001 and will be financed via a bank credit facility. While the Company expects the acquisition to provide increased revenue and incremental operating income, there can be no assurances that actual results will be as anticipated.

      The Company’s PS MICR systems product line is marketed under an agreement with Océ Printing Systems GmbH for the worldwide exclusive rights to private label, sell and service the PS75 MICR product, and provides for certain non-exclusive rights to private label, sell and service other high-performance sheet-fed MICR and non-MICR printing systems manufactured by Océ. Under the agreement, the Company guarantees to purchase a minimum quantity of the PS 75 MICR product, and is subject to a minimum commitment fee, contingent on quantities sold, not to exceed DM 700,000. For fiscal 2001, sales of the PS MICR systems product line, totaled $2.0 million, surpassing sales of $463,000 for fiscal 2000, the first year in which the PS MICR systems product line was sold, but less than the minimum sales level required by the agreement. While the Company anticipates that sales of the PS MICR systems product line will comprise a larger portion of its document production systems revenues in future periods, there can be no assurances that sales levels will be either higher, or high enough to retain current rights of exclusivity.

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

Revenue Recognition

      On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101 Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001 and had no material impact on the Company’s operations or financial position.

Liquidity and Capital Resources

      Working capital was $16.9 million at September 30, 2001, compared with $15.0 million at September 30, 2000. The Company’s fiscal year-end inventory levels for these years were flat at $11.8 million. Accounts receivable increased to $10.1 million at September 30, 2001, from $5.4 million at September 30, 2000, due to increased sales and the timing of sales in relation to period end. Cash and short-term investments were $592,000 at September 30, 2001, compared with $3.2 million at September 30, 2000. The $2.6 million decrease in cash and short-term investments was primarily due to increases in accounts receivable. Deferred revenue was $1.1 million at September 30, 2001, compared with $3.3 million at September 30, 2000. This decrease was principally due to deliveries under the equipment portion of the three-year contract executed in January 2000 (described above), and the earning of the related deferred revenue.

      The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at September 30, 2001, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

      As of September 30, 2001 and December 3, 2001, the Company maintained a $2.5 million bank line of credit, which expires on April 30, 2002 and is secured by the Company’s accounts receivable, inventory, equipment and general intangibles. Advances under the line of credit bear interest at the bank’s reference rate. The line of credit agreement places certain restrictions on the Company, including, among others, requirements as to profitability and minimum levels of tangible net worth. At September 30, 2001, the Company was in compliance with all loan covenants, and the amount owed under the line was $595,000. Subsequent to year-end, the Company plans to undertake new financing activities to finance purchase of the assets of Delphax.

      Under the Company’s stock repurchase program announced in 1998 the Company purchased 27,250 shares in fiscal 2001 at a cost of $83,000. No shares were repurchased in fiscal 2000. Since the program was announced, the Company has purchased a total of 197,750 shares at a cost of approximately $518,000.

      The Company believes that its current and planned financial arrangements, and anticipated level of internally generated funds, will be sufficient to purchase the assets of Delphax and fund the working capital requirements of the enterprise in fiscal 2002.

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

Item 9.     Disagreements on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Reference is made to the section entitled “Election of Directors” included in the Company’s definitive proxy statement, to be mailed to shareholders on or about January 31, 2002, and filed with the Securities and Exchange Commission.

      Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company’s Common Stock.

Item 11.     Executive Compensation and Transactions

      Reference is made to the section entitled “Executive Compensation” included in the Company’s definitive proxy statement, to be mailed to shareholders on or about January 31, 2002, and filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the section entitled “Security Ownership of Principal Shareholders and Management” included in the Company’s definitive proxy statement, to be mailed to shareholders on or about January 31, 2002, and filed with the Securities and Exchange Commission.

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

Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

Exhibits

Number	Description	Page or Incorporated by Reference from

3.1	Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for fiscal year ended September 30, 1987
3.2	Amended Bylaws	Exhibit 3.2 to Form 10-K for fiscal year ended September 30, 1994
4.1	Specimen of the Company’s Common Stock Certificates	Exhibit 4(b) to Registration Statement on Form S-1 (No. 2-97193)
4.2	Statement of Rights and Preferences of Capital Stock	Exhibit A to Current Report on Form 8-K dated May 15, 1990
10.1	Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985
10.2	Bank Line of Credit Agreement, as amended, effective March 31, 2001	Exhibit 10.2 filed herewith
10.3	1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 1986
10.4	Form of Indemnification Agreement that the Company has entered into with officers and directors. Such agreement recites the provisions of Minnesota Statutes Section 302A.521 and the Company Bylaw provisions (which are substantially identical to the statute)	Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 1987
10.5	Employment Agreement as of October 1, 2000, between the Company and Jay A. Herman	Exhibit 10.5 to Form 10-K for fiscal year ended September 30, 2000
10.6	1991 Stock Plan	Exhibit 10.10 to Form 10-K for fiscal year ended September 30, 1991
10.7	Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 1994
10.8	1997 Stock Plan	Exhibit 10.8 to Form 10-K for fiscal year ended September 30, 1997
10.9	Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for fiscal year ended September 30, 1997
10.10	2000 Stock Plan	Exhibit 10.10 filed herewith
21	List of Subsidiaries	Exhibit 21 filed herewith
23.1	Consent of Independent Auditors	Exhibit 23.1 filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION

By:	/s/ JAY A. HERMAN

Jay A. Herman
Chairman and Chief Executive Officer

Dated: December 13, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY A. HERMAN Jay A. Herman	Chairman and Chief Executive Officer, Director (Principal Executive Officer)	December 13, 2001

/s/ ROBERT M. BARNISKIS Robert M. Barniskis	Vice President, Chief Financial Officer (Principal Financial & Accounting Officer)	December 13, 2001

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Director	December 13, 2001

/s/ THOMAS H. GARRETT III Thomas H. Garrett III	Director	December 13, 2001

/s/ GARY R. HOLLAND Gary R. Holland	Director	December 13, 2001

/s/ EARL W. ROGERS Earl W. Rogers	Director	December 13, 2001

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2), (c), AND (d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS

Year Ended September 30, 2001

CHECK TECHNOLOGY CORPORATION
Minnetonka, Minnesota

FORM 10-K — ITEM 14(a)(1) AND (2)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following consolidated financial statements of Check Technology Corporation and subsidiaries are included in Item 8:

Report of Independent Auditors

Consolidated Balance Sheets — September 30, 2001 and 2000

Consolidated Statements of Operations — The years ended September 30, 2001, 2000 and 1999

Consolidated Statements of Shareholders’ Equity — The years ended September 30, 2001, 2000 and 1999

Consolidated Statements of Cash Flows — The years ended September 30, 2001, 2000 and 1999

Notes to Consolidated Financial Statements — September 30, 2001

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Check Technology Corporation

      We have audited the accompanying consolidated balance sheets of Check Technology Corporation and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Check Technology Corporation and subsidiaries at September 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Minneapolis, Minnesota

November 20, 2001

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2001	2000

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$591,536	$3,043,754
Short-term investments	—	108,760
Accounts receivable, less allowance for doubtful accounts of $51,749 and $51,697 as of September 30, 2001 and 2000, respectively	10,129,470	5,398,986
Inventory:
Raw materials and component parts	7,519,015	6,318,199
Work-in-progress	317,800	1,217,165
Finished goods	3,998,855	4,269,391

	11,835,670	11,804,755
Deferred income taxes	842,851	1,743,519
Other current assets	1,349,280	1,379,702

TOTAL CURRENT ASSETS	24,748,807	23,479,476

EQUIPMENT AND FIXTURES
Machinery and equipment	2,192,448	1,983,899
Furniture and fixtures	2,440,243	2,169,434
Leasehold improvements	309,932	315,995

	4,942,623	4,469,328
Less accumulated depreciation and amortization	3,904,814	3,582,931

	1,037,809	886,397

TOTAL ASSETS	$25,786,616	$24,365,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,333,400	$4,242,943
Employee compensation and related taxes	1,573,567	868,362
Income taxes payable	248,132	15,247
Bank line of credit	595,000	—
Deferred revenue	1,053,893	3,316,085

TOTAL CURRENT LIABILITIES	7,803,992	8,442,637

TOTAL LIABILITIES	7,803,992	8,442,637
SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 25,000,000 shares; issued and outstanding: 6,161,138 and 6,190,978 as of September 30, 2001 and 2000, respectively	616,114	619,098
Additional paid-in capital	17,010,008	17,063,384
Accumulated other comprehensive loss	(2,089,483)	(1,968,736)
Retained earnings	2,445,985	209,490

TOTAL SHAREHOLDERS’ EQUITY	17,982,624	15,923,236

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,786,616	$24,365,873

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2001	2000	1999

Sales:
Printing equipment	$27,803,639	$15,625,836	$7,790,870
Maintenance, spares and supplies	15,040,243	13,155,882	14,517,130

NET SALES	42,843,882	28,781,718	22,308,000
Costs and Expenses:
Cost of sales	21,683,282	14,106,518	10,583,208
Selling, general and administrative	15,100,284	12,235,438	10,949,967
Research and development	2,635,198	2,722,404	2,709,716

	39,418,764	29,064,360	24,242,891

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	3,425,118	(282,642)	(1,934,891)
Interest expense	52,564	8,214	10,900
Interest income	(39,328)	(125,243)	(124,469)
Unrealized exchange loss	110,013	292,824	120,065

INCOME (LOSS) BEFORE TAXES	3,301,869	(458,437)	(1,941,387)
Income tax expense (benefit)	1,152,000	(168,000)	(327,000)

NET INCOME (LOSS)	$2,149,869	$(290,437)	$(1,614,387)

Basic and diluted earnings (loss) per common share	$0.35	$(0.05)	$(0.26)
Weighted average number of shares outstanding during the period	6,174,411	6,146,630	6,129,225
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,227,724	6,146,630	6,129,225

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
			Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance, September 30, 1998	6,178,120	$617,812	$16,938,385	$(917,856)	$1,928,785	$18,567,126
Comprehensive loss:
Net loss	—	—	—	—	(1,614,387)	(1,614,387)
Translation adjustment	—	—	—	(266,214)	—	(266,214)

Total comprehensive loss						(1,880,601)

Exercise of stock options, including tax benefit of $1,047	3,917	392	3,762	—	—	4,154
Purchase of stock	5,420	542	15,041	—	—	15,583
Cancellation of stock	(18,300)	(1,830)	—	—	(45,476)	(47,306)
Vesting of restricted stock	—	—	—	—	86,625	86,625
Cancellation of restricted stock including a tax expense of $27,695	(15,000)	(1,500)	(109,820)	—	57,750	(53,570)
Payment, note receivable	—	—	14,049	—	—	14,049

Balance, September 30, 1999	6,154,157	615,416	16,861,417	(1,184,070)	413,297	16,706,060
Comprehensive loss:
Net loss	—	—	—	—	(290,437)	(290,437)
Translation adjustment	—	—	—	(784,666)	—	(784,666)

Total comprehensive loss						(1,075,103)

Exercise of stock options, including tax benefit of $13,761	37,983	3,798	138,449	—	—	142,247
Purchase of stock	5,838	584	15,106	—	—	15,690
Vesting of restricted stock	—	—	—	—	86,630	86,630
Cancellation of restricted stock including a tax expense of $23,289	(7,000)	(700)	(41,402)	—	—	(42,102)
Forgiveness of executive officer note	—	—	89,814	—	—	89,814

Balance, September 30, 2000	6,190,978	619,098	17,063,384	(1,968,736)	209,490	15,923,236
Comprehensive income:
Net income	—	—	—	—	2,149,869	2,149,869
Translation adjustment	—	—	—	(120,747)	—	(120,747)

Total comprehensive income						2,029,122

Purchase of stock	4,410	441	17,750	—	—	18,191
Cancellation of stock	(27,250)	(2,725)	(80,520)	—	—	(83,245)
Tax benefit related to exercise of stock options	—	—	31,885	—	—	31,885
Vesting of restricted stock	—	—	—	—	86,626	86,626
Cancellation of restricted stock including a tax expense of $36,927	(7,000)	(700)	(65,100)	—	—	(65,800)
Forgiveness of executive officer note	—	—	42,609	—	—	42,609

Balance, September 30, 2001	6,161,138	$616,114	$17,010,008	$(2,089,483)	$2,445,985	$17,982,624

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2001	2000	1999

OPERATING ACTIVITIES
Net income (loss)	$2,149,869	$(290,437)	$(1,614,387)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	343,870	388,145	364,261
Forgiveness of executive officer note	135,186	89,814	—
Other	82,564	71,313	91,434
Changes in operating assets and liabilities:
Accounts receivable, net	(4,718,577)	(2,285,884)	(197,755)
Inventory	(91,073)	(1,494,726)	(376,655)
Other current assets	868,221	(889,700)	(41,713)
Accounts payable and accrued expenses	1,033,774	2,070,076	(2,399)
Deferred revenue	(2,261,056)	2,884,708	60,148

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,457,222)	543,309	(1,717,066)
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(526,349)	(394,533)	(370,750)
Proceeds from sale of equipment	23,321	60,387	9,193
Purchase of short-term investments	(132,563)	(718,519)	(1,634,700)
Proceeds from sale of short-term investments	248,663	781,252	4,068,501

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(386,928)	(271,413)	2,072,244
FINANCING ACTIVITIES
Issuance of common stock	18,191	157,938	44,172
Repurchase of common stock	(149,045)	(52,497)	(183,061)
Repayment of note receivable from stock sale	11,028	10,394	14,049
Borrowing on bank line of credit, net	595,000	—	—
Repayment of long-term debt and capital leases	—	(36,156)	(12,673)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	475,174	79,679	(137,513)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(83,242)	(190,439)	(36,935)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(2,452,218)	161,136	180,730
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,043,754	2,882,618	2,701,888

CASH AND CASH EQUIVALENTS AT END OF YEAR	$591,536	$3,043,754	$2,882,618

Supplemental Schedule
Forgiveness of executive officer note	$135,186	$89,814	$—

See notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

      Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

      Revenue Recognition: Revenue is recognized when systems are shipped or services are rendered. For spares and consumables stored at customer sites, revenue is recognized when the inventory is used by the customer. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Customer billings in advance of system shipment are recorded as deferred revenue and recognized upon shipment of the system. Revenue on the Company’s PS MICR systems product line, manufactured by Océ and private-labeled by the Company, is recorded on a gross basis.

      Foreign Currency Translation: The Company’s wholly owned foreign subsidiaries’ financial statements are measured in their functional currency before translating to U.S. dollars. Gains and losses resulting from the translation are recorded as a component of shareholders’ equity.

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

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference reversals. Investment tax credits are accounted for under the flow-through, method thereby reducing income taxes in the year in which the credits are realized.

      Stock-Based Compensation: The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

      Earnings per Share: The basic earnings per share amounts are determined based on the weighted average common shares outstanding, while the diluted earnings per share amounts also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings per share calculation is as follows:

	2001	2000	1999

Denominator for basic earnings per share, weighted average shares	6,174,411	6,146,630	6,129,225
Effect of dilutive securities:
Employee stock options	53,313	—	—

Dilutive potential common shares	53,313	—	—
Denominator for diluted earnings per share, adjusted weighted average shares	6,227,724	6,146,630	6,129,225

      Employee stock options totaling 139,006 and 10,261 in 2000 and 1999, respectively, were excluded from diluted weighted average shares because their impact would be antidilutive.

      Comprehensive Income: As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company’s net income or shareholders’ equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders’ equity, to be included in “other comprehensive income.”

      Derivatives and Hedging Activities: As of October 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Similar Financial Instruments and Hedging Activities. The Statement requires companies to account for derivatives and hedging activities, including the following two elements: (i) all derivatives are measured at fair value and recognized in the balance sheets as assets or liabilities, and (ii) derivatives meeting certain criteria could be specifically designated as a hedge. The adoption of this Statement had no impact on the Company’s operating results or financial position.

      Revenue Recognition in Financial Statements: On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001 and had no material impact on the Company’s operations or financial position.

      New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, clarifies the criteria for

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizing intangible assets separately from goodwill and is effective for business combinations completed subsequent to June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001 and is required to be adopted for all prior acquisitions in years beginning after October 1, 2002, our fiscal 2003. The Company believes these Statements will have no material effect on the Company’s results of operations or financial position.

      Reclassification: Certain items in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Note B — Income Tax

      Income tax expense (benefit) was based on income (loss) before income taxes as follows:

	Year Ended September 30,

	2001	2000	1999

Domestic	$2,968,919	$575,232	$(1,573,280)
Foreign	332,950	(1,033,669)	(368,107)

Earnings (loss) before income taxes	$3,301,869	$(458,437)	$(1,941,387)

      The components of income tax expense (benefit) as recorded by the Company are as follows:

	Year Ended September 30,

	2001	2000	1999

Current:
Federal	$2,135,000	$—	$—
State	163,000	6,000	(1,000)
Foreign	(245,000)	—	(38,000)

	2,053,000	6,000	(39,000)

Deferred:
Federal	(929,000)	145,000	(293,000)
State	(90,000)	14,000	(29,000)
Foreign	118,000	(333,000)	34,000

	(901,000)	(174,000)	(288,000)

Total tax expense (benefit)	$1,152,000	$(168,000)	$(327,000)

      A reconciliation of income tax expense (benefit) to the statutory rate of 34% is as follows:

	Year Ended September 30,

	2001	2000	1999

Statutory rate applied to pre-tax income	$1,123,000	$(156,000)	$(660,000)
Tax credits	125,000	(72,000)	—
Change in valuation allowance	(251,000)	36,000	258,000
Other	155,000	24,000	75,000

Total tax (benefit) expense	$1,152,000	$(168,000)	$(327,000)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of federal and state deferred tax assets as of September 30 are as follows:

	September 30,

	2001	2000

Deferred tax assets:
Net operating loss	$477,000	$1,513,000
Business credit carryforwards and alternative minimum tax credits	557,000	682,000
Stock compensation	—	32,000
Inventory valuation reserves	203,000	110,000
Other domestic and foreign differences	153,000	209,000

Gross deferred tax assets	1,390,000	2,546,000
Valuation allowances	(547,000)	(802,000)

Net deferred tax assets	$843,000	$1,744,000

      At September 30, 2001, the Company has foreign tax loss carryforwards of approximately $1,278,000, which expire in 2004. In addition, the Company has domestic investment tax credits and research and development credit carryforwards of approximately $414,000, which are available to offset future income tax. The credits expire in varying amounts through September 2020. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company’s estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $896,000 at September 30, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

      Cash tax payments for the years ended September 30, 2001 and 2000 were $20,000 and $57,500, respectively. For the year ended September 30, 1999, cash tax receipts were $29,000.

Note C — Business, Operations, and Geographic Information

      Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in financial reports issued to shareholders. Based on the Company’s organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates in one worldwide business segment — the sale of printing equipment and related maintenance spares and supplies. The Company has developed computer-controlled printing systems to produce a variety of documents for the financial services industry. Its primary products provide operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produce quality alphanumeric and machine-readable print. The Company is solely dependent on one vendor for the supply of non-impact alphanumeric print engines used in the printing systems sold by the Company. The vendor has been able to meet the Company’s delivery schedules to date.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s manufacturing operations are located in the United States. Sales and service operations are located in the United States, United Kingdom, France and Australia. The Company’s products are marketed worldwide. The following is a summary of the Company’s revenues and long-lived assets for the geographic areas in which the Company has operations:

	Year Ended September 30, 2000

	2001	2000	1999

Total revenues(a):
United States	$31,525,592	$16,328,127	$8,250,760
United Kingdom	6,805,811	6,602,508	8,058,088
France	3,582,936	4,133,805	4,060,672
Australia	929,543	1,717,278	1,938,480

Consolidated revenues	$42,843,882	$28,781,718	$22,308,000

	September 30, 2000

	2001	2000	1999

Long-lived assets:
United States	$915,905	$684,185	$728,691
United Kingdom	74,086	98,543	91,866
France	27,931	25,254	31,594
Australia	19,887	78,415	117,862

Consolidated long-lived assets	$1,037,809	$886,397	$970,013

(a)	Revenues are attributed to countries based on the location of each country’s operations.

      Export sales to customers were $2,396,000, $2,963,000 and $3,408,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

      In fiscal 2001 and fiscal 2000, sales to one customer were $24,261,000 and $9,265,000, 57% and 32%, respectively, of total sales for the fiscal year. At September 30, 2001 and 2000, accounts receivable from this customer totaled $5,857,000 and $1,059,000, 58% and 20%, respectively, of total trade accounts receivable as of that date. In addition, as of September 30, 2001 and 2000, the Company recorded deferred revenue of $632,000 and $2,932,000, respectively, related to this customer. In fiscal 1999, there were no sales to a single customer in excess of 10% of total sales.

Note D — Stock Options and Benefit Plan

      During fiscal year 2001, the Company had four stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan), the 1997 Stock Plan (the 1997 Plan) and the 2000 Stock Plan (the 2000 Plan) for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991, the 1997 Plan in June 1997 and the 2000 Plan in March 2001. Stock options under the 1986 Plan are non-qualified, while those under the 1991 Plan, the 1997 Plan and the 2000 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan, the 1997 Plan and the 2000 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the board of directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company. During fiscal 1995, an executive officer exercised stock options for a $148,966 interest-bearing note, collateralized by the underlying stock, described in detail in NOTE E.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of outstanding options and shares reserved under each plan for the last three fiscal years is as follows:

     The 1986 Plan

      At September 30, 2001, 2000 and 1999, there were no options outstanding under the 1986 Plan, with 188,660 shares reserved for future grants.

     The 1991 Plan

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price per
	Grants	Outstanding	Share

Balance, September 30, 1998	47,050	247,194	$6.36
Options exercised	—	(17,500)	2.46
Restricted stock canceled	6,000	—	—
Options canceled	17,000	(17,000)	5.99

Balance, September 30, 1999	70,050	212,694	6.71
Options exercised	—	(17,700)	3.65
Options canceled	47,160	(47,160)	7.26

Balance, September 30, 2000	117,210	147,834	6.91
Options exercised	—	—
Options canceled	3,000	(3,000)	8.88

Balance, September 30, 2001	120,210	144,834	$6.87

      At September 30, 2001, 2000 and 1999, there were 144,834, 140,709 and 176,569 options, respectively, currently exercisable under the 1991 Plan at prices of $4.38 to $9.63 per share. No options were granted under the 1991 Plan in 2001, 2000 or 1999; total compensation expense for stock-based compensation was $86,626, $86,630 and $86,625 in each of the three years, respectively.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The 1997 Plan

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price per
	Grants	Outstanding	Share

Balance, September 30, 1998	662,500	87,500	$4.90
Options granted	(405,000)	405,000	2.62
Options canceled	58,800	(58,800)	3.20

Balance, September 30, 1999	316,300	433,700	3.00
Options exercised	—	(20,283)	3.15
Options granted	(108,500)	108,500	2.77
Options canceled	75,167	(75,167)	2.78

Balance, September 30, 2000	282,967	446,750	2.99
Options granted	(182,700)	182,700	4.01
Options canceled	4,100	(4,100)	3.39

Balance, September 30, 2001	104,367	625,350	$3.28

      At September 30, 2001, 2000 and 1999, there were 237,858, 70,767 and 60,625 options, respectively, currently exercisable under the 1997 Plan, at prices of $2.63 to $6.50 per share.

     The 2000 Plan

      On March 22, 2001, the shareholders approved adoption of the 2000 Stock Plan. Common shares available for distribution under the Plan were 1,250,000. As of September 30, 2001, no shares had been issued under the Plan.

      Total shares under all plans reserved for options and restricted stock are 1,183,421 shares.

      Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

      The fair value of each option grant is established on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

	2001	2000	1999

Expected dividend yield	0%	0%	0%
Expected stock price volatility	49	50	49
Risk-free interest rate	6.6	5.92	6.18
Expected life of options	7 years	7 years	7 years

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

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma net loss or income, and net loss or earnings per share, for each of the three years ended September 30, 2001, 2000 and 1999, respectively, were as follows:

	Year Ended September 30,

	2001	2000	1999

Net income (loss), pro forma	$1,916,402	$(400,180)	$(1,830,483)
Basic and diluted earnings (loss) per share, pro forma	0.31	(0.07)	(0.30)
Weighted average fair value of options granted during the year	2.40	1.68	1.69

      The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
Range of Exercise Prices	Outstanding	Life in Years	per Share	Outstanding	per Share

$1.750-4.750	622,684	5.37	$3.24	239,192	$3.08
5.063-7.750	107,000	3.11	6.11	103,000	6.14
8.125-9.625	40,500	3.37	9.34	40,500	9.34

$1.750-9.625	770,184	4.95	$3.96	382,692	$4.57

     The 401(k) Plan

      The Company has a defined contribution salary deferral plan covering substantially all United States employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expense related to the plan was $126,651, $119,811 and $124,455, for the years ended September 30, 2001, 2000 and 1999, respectively.

Note E — Executive Loan

      During fiscal 1995, the President and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full-recourse to non-recourse, and the floating rate was fixed at 5.25%. In May of fiscal 2000, acknowledging the President and Chief Executive Officer’s contribution to the Company, and the depressed value of the underlying stock securing the loan, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company recognized the fair market value of the stock award of $225,000 over the extension period, which concluded in the third quarter of fiscal 2001. Compensation expense of $135,186 and $89,814 was recognized in the years ended September 30, 2001 and 2000, respectively. Over the life of the loan total principal payments were $54,671.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note F — Closure of the Company’s Australian Subsidiary

      In February 2001, the Company committed to a plan to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. At the commitment date, exit costs were estimated at $115,000, comprised solely of termination benefits, which were included with selling, general administrative expenses in the Consolidated Statements of Operation and with employee compensation and related taxes in the Consolidated Balance Sheets. Customer service and transition issues have delayed the office closing until the first quarter of fiscal 2002. As a result of this delay and refinement of closing cost estimates, an additional charge of $100,000 was recorded in the fourth quarter of fiscal 2001, bringing the total one-time charge to $215,000. As summarized below, the incremental $100,000 was comprised of additional employee termination benefits, leasehold demolition and space restoration expenses, and lease termination fees not previously anticipated, and a loss on disposal of fixed assets, originally expected to be sold at net book value. The fourth quarter charge was included with selling, general administrative expenses in the Consolidated Statements of Operation, and in the Consolidated Balance Sheets, $56,000 in employee compensation and related taxes, $28,000 in accounts payable and a $16,000 reduction of leasehold improvements. As of September 30, 2001, $22,000 has been paid out in employee termination benefits and recorded against the related accrual, leaving a reserve balance at the end of the fiscal year of $177,000. Nine full- and part-time employees remain as of September 30, 2001. Activity in the fiscal year ended September 30, 2001 was as follows:

		Additional	Charges		Remaining
	Initial Reserve	Restructuring	Against	Asset	Reserve
	February 19, 2001	Charges	Reserve	Reserve	September 30, 2001

Severance	$115,000	$56,000	$(22,000)		$149,000
Lease termination and other expenses	—	28,000			28,000
Loss on disposal of fixed assets	—	16,000		(16,000)	—

	$115,000	$100,000	$(22,000)	$(16,000)	$177,000

Note G — Commitments and Contingencies

      Building, equipment and automobile rentals under operating leases were $1,033,956, $1,235,598 and $1,249,909 for the years ended September 30, 2001, 2000 and 1999, respectively.

      The Company leases its corporate offices under a fifteen-year agreement expiring on September 15, 2010. Annual rental under the lease is $420,000, increasing to $481,000 in the eleventh year and thereafter. The Company is obligated to pay operating expenses and real estate taxes incurred by the landlord. The Company has the right to terminate such lease at the end of the tenth lease year, subject to a termination fee.

      The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2013. Annual rental under the lease is $180,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

      Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $8,360,199 and are due as follows: fiscal years ending September 30, 2002 — $980,275; 2003 — $943,031; 2004 — $898,872; 2005 — $863,504; 2006 — $866,388; thereafter — $3,808,129.

      In April 1999, the Company completed an agreement with Océ Printing Systems GmbH for worldwide exclusive rights to private label, sell and service the PS75 MICR product. The Company guarantees to

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase a minimum quantity of PS75 product. The Company is subject to a minimum commitment fee, contingent on quantities sold, not to exceed DM 700,000. The Company expects sales to fall short of the minimum for the measurement period and has accrued the estimated commitment fee in cost of sales for the year ended September 30, 2001.

Note H — Line of Credit and Notes Payable

      The Company has a $2,500,000 revolving line of credit with a bank, secured by the Company’s accounts receivable, inventory, equipment and general intangibles. Advances under the line of credit bear interest at the bank’s reference rate; a commitment fee at the annual rate of 0.2% applies to any unused portion of the line.

      The line of credit agreement places certain restrictions on the Company, including, among others, requirements as to profitability and minimum levels of tangible net worth. On September 30, 2001, borrowings under the line of credit were $595,000, at an interest rate of 6.0%, and the Company was in compliance with the covenants under the agreement.

      In addition to the line of credit agreement, the Company’s United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. There is no security deposit requirement under the agreement.

      Cash interest payments, principally comprised of interest on the line of credit for the year ended September 30, 2001, and facility fees on the line of credit for the years ended September 30, 2000 and 1999, were $50,175, $6,421 and $6,480, respectively.

Note I — Subsequent Event

      At the end of November 2001, the Company signed a definitive purchase agreement with Xerox to acquire, in a cash transaction, the North American assets of Delphax, the sole-source supplier of the print engines used in the Company’s systems since the Company’s inception. In addition to giving the Company ownership of its core print technology and associated expertise, the Company’s and Delphax’s product lines are highly complementary. The transaction is expected to close in late December 2001. As of September 30, 2001, costs related to the purchase totaled $431,000 and were included in Other Current Assets on the Balance Sheet as of that date.

Note J — Summarized Quarterly Financial Information (Unaudited)

	Quarter Ended

	December 31	March 31	June 30	September 30

Fiscal 2001
Net sales	$10,905,661	$10,834,706	$10,894,686	$10,208,829
Gross profit	5,051,592	5,425,819	5,258,110	5,425,079
Net income	510,559	178,222	452,016	1,009,072
Basic earnings per share	0.08	0.03	0.07	0.16
Diluted earnings per share	0.08	0.03	0.07	0.16

Fiscal 2000
Net sales	$6,345,437	$6,864,600	$7,117,615	$8,454,066
Gross profit	3,491,819	3,336,314	3,594,138	4,252,929
Net (loss) income	(119,855)	(207,513)	131,471	(94,540)
Basic (loss) earnings per share	(0.02)	(0.03)	0.02	(0.02)
Diluted (loss) earnings per share	(0.02)	(0.03)	0.02	(0.02)

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		(Deductions)	Period

I. Allowance for doubtful accounts
Year ended September 30, 2001	$51,697	—	52	(a)	—	$51,749
Year ended September 30, 2000	$50,000	1,697	—		—	$51,697
Year ended September 30, 1999	$50,000	—	—		—	$50,000
II. Reserve for obsolete and slow moving inventory
Year ended September 30, 2001	$495,000	302,000	7,000	(a)	—	$804,000
Year ended September 30, 2000	$480,000	1,000	61,000	(a)	(47,000)	$495,000
Year ended September 30, 1999	$400,000	104,000	(18,000	)(a)	(6,000)	$480,000

(a)	Reflects the effects of foreign currency fluctuations