Form 10-Q
period 2001-12-31
CHECK TECHNOLOGY CORP
filed 2002-02-14
CIK 350692

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      December 31, 2001

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

As of February 11, 2002, there were 6,161,298 shares outstanding of Common Stock.

INDEX

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed consolidated balance sheets – December 31, 2001 and September 30, 2001

Condensed consolidated statements of operations – Three months ended December 31, 2001 and 2000

Condensed consolidated statements of cash flows – Three months ended December 31, 2001 and 2000

Condensed notes to consolidated financial statements – December 31, 2001

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosure of Market Risk

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2001	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,030,954	$591,536
Short-term investments	72,480	—
Accounts receivable, less allowance for doubtful accounts of $277,893 and $51,749 as of December 31, 2001 and September 30, 2001, respectively	16,263,250	10,129,470

Inventory:
Raw materials and component parts	14,256,351	7,519,015
Work-in-progress	989,502	317,800
Finished goods	6,853,815	3,998,855

	22,099,668	11,835,670

Deferred income taxes	897,762	842,851
Other current assets	970,116	1,349,280

TOTAL CURRENT ASSETS	41,334,230	24,748,807

EQUIPMENT AND FIXTURES
Machinery and equipment	26,960,444	2,192,448
Furniture and fixtures	4,016,330	2,440,243
Leasehold improvements	7,737,629	309,932

	38,714,403	4,942,623
Less accumulated depreciation and amortization	34,621,258	3,904,814

	4,093,145	1,037,809

TOTAL ASSETS	$45,427,375	$25,786,616

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2001	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,633,038	$4,143,228
Accrued expenses	2,518,846	1,763,739
Income taxes payable	447,271	248,132
Current portion of bank note payable	2,018,157	595,000
Deferred revenue	2,981,358	1,053,893
Warranty reserves	650,729	—

TOTAL CURRENT LIABILITIES	14,249,399	7,803,992

Long-term portion of bank note payable	12,750,000	—

TOTAL LIABILITIES	26,999,399	7,803,992

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 25,000,000 shares; issued and outstanding:
6,161,298 and 6,161,138 as of December 31, 2001 and September 30, 2001, respectively	616,130	616,114
Additional paid-in capital	17,011,242	17,010,008
Accumulated other comprehensive loss	(2,055,028)	(2,089,483)
Retained earnings	2,855,632	2,445,985

TOTAL SHAREHOLDERS’ EQUITY	18,427,976	17,982,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,427,375	$25,786,616

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,

	2001	2000

Sales:
Printing equipment	$6,437,923	$7,503,611
Maintenance, spares and supplies	5,339,619	3,442,242

NET SALES	11,777,542	10,945,853

Costs and Expenses:
Cost of sales	6,149,261	5,894,261
Selling, general and administrative	3,813,035	3,737,082
Research and development	742,419	655,870

	10,704,715	10,287,213

INCOME FROM SYSTEM SALES AND SERVICE	1,072,827	658,640

Interest expense	40,893	1,625
Interest income	(4,091)	(15,787)
Net realized exchange loss	79,384	80,168
Net unrealized exchange gain	(25,120)	(129,873)

INCOME BEFORE INCOME TAXES	981,761	722,507

Income tax expense	343,000	211,948

NET INCOME	$638,761	$510,559

Basic and diluted earnings per common share	$0.10	$0.08

Weighted average number of shares outstanding during the period	6,159,619	6,179,388

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,297,250	6,241,524

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,

	2001	2000

OPERATING ACTIVITIES
Net income	$638,761	$510,559
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	101,711	88,445
Forgiveness of executive officer note	—	56,250
Other	6,254	22,847
Changes in operating assets and liabilities:
Accounts receivable, net	(6,163,977)	(2,044,223)
Inventory	(10,374,176)	(1,458,498)
Other current assets	347,144	60,532
Accounts payable and accrued expenses	2,447,405	1,018,654
Deferred revenue	1,928,076	(86,645)
Warranty reserves	650,729	—

NET CASH (USED IN) OPERATING ACTIVITIES	(10,418,073)	(1,832,079)

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(3,184,795)	(105,057)
Proceeds from sale of equipment	28,103	—
Purchase of short-term investments	(70,164)	(66,382)

NET CASH (USED IN) INVESTING ACTIVITIES	(3,226,856)	(171,439)

FINANCING ACTIVITIES
Issuance of common stock	23,299	18,191
Cancellation of restricted stock	(22,050)	(47,338)
Repayment of bank line of credit, net	(595,000)	—
Bank note borrowing	14,768,157	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,174,406	(29,147)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(90,059)	16,359

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	439,418	(2,016,306)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	591,536	3,043,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,030,954	$1,027,448

Supplemental Schedule

Forgiveness of executive officer note	$—	$56,250

See condensed notes to consolidated financial statements.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2001

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2001.

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	December 31,

	2001	2000

Numerator:
Net income	$638,761	$510,559

Numerator for basic and diluted earnings per share — income applicable to common shareholders	$638,761	$510,559

Denominator:
Denominator for basic earnings per share, weighted average shares	6,159,619	6,179,388

Dilutive potential common shares, employee stock options	137,631	62,136

Denominator for diluted earnings per share, adjusted weighted average shares	6,297,250	6,241,524

Earnings per common share	$0.10	$0.08

Earnings per common share, assuming dilution	0.10	0.08

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2001

NOTE C – Comprehensive Income

The components of comprehensive income, net of related tax, for the three-month periods ended December 31, 2001 and 2000 are as follows:

	For the Three Months Ended
	December 31,

	2001	2000

Net income	$638,761	$510,559

Foreign currency translation adjustment	34,455	166,500

Comprehensive income	$673,216	$677,059

NOTE D – Acquisition of Delphax Systems

On December 20, 2001, the Company and its newly organized Ontario subsidiary named Check Technology Canada Ltd. acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership and Delphax Systems, Inc., a Delaware corporation (collectively, “Delphax”). Delphax is located in suburban Toronto, Ontario and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating Delphax’s proprietary electron-beam imaging technology. Delphax is the supplier of the print engines used in a number of the Company’s products.

The purchase price consisted of approximately $15.8 million in cash plus the assumption of approximately $3.2 million of liabilities. The property acquired included Delphax’s fixed assets, inventory, accounts receivable, contract rights, various intangible assets and intellectual property. The Company intends to continue to use the purchased assets in substantially the same manner as used by Delphax. The Company anticipates that some efficiencies can be achieved in integrating the two companies, and, as a result, has established a $400,000 liability for restructuring. A specific restructuring plan has not yet been finalized.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2001

NOTE D – Acquisition of Delphax Systems (Continued)

The following unaudited pro forma combined summary statements of operations information for the three-month periods ended December 31, 2001 and 2000 was prepared in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and assumes the acquisition had occurred at the beginning of the periods presented. The following pro forma data reflects adjustments for interest expense in both periods, and the three months ended December 31, 2000 includes an expense of approximately $13.1 million for inventory reserves and an expense of approximately $2.0 million for write-down of equipment and fixtures. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma
Combined Summary Statements of Operations

	Three Months Ended December 31,

	2001	2000

Net sales	$17,461,798	$19,165,853

Net income (loss)	270,684	(11,617,654)

Basic and diluted earnings (loss) per common share	0.04	(1.89)

NOTE E – Credit Agreement

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company, expiring December 19, 2004. The credit agreement is comprised of two credit facilities: (i) term loans and (ii) revolving loans, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001 in the amount of $4.0 million, also outstanding as of December 31, 2001. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment (currently $15.0 million) is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of December 31, 2001, revolving loans outstanding were $10.8 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans will remain outstanding at a fixed rate of 7.35% per annum.

Principal payments on the term loans are due in installments of $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002. Term loan principal and interest balance not paid sooner by scheduled installment or prepayment is due and payable on December 19, 2004. Similarly, the revolving credit commitment will be permanently reduced by $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2001

NOTE E – Credit Agreement (Continued)

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3%. As of December 31, 2001, the entire balance of the Company’s borrowings was outstanding as base rate loans at a rate of 5.25%, and the Company was in compliance with all covenants.

NOTE F – Executive Loan

During fiscal 1995, the President and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full recourse to non-recourse, and the floating rate was fixed at 5.25%. In May of fiscal 2000, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company recognized the fair market value of the stock award of $225,000 over the extension period, which concluded in the third quarter of fiscal 2001. As a result, no expense was incurred in the first quarter of fiscal 2002, and $56,250 was recognized as compensation expense related to the stock award in the first quarter of fiscal 2001. Over the life of the loan, total principal payments were $54,671.

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2001

NOTE G – Closure of the Company’s Australian Subsidiary

In February 2001, the Company committed to a plan to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. At the commitment date, exit costs were estimated at $115,000, comprised solely of termination benefits, which were included with selling, general and administrative expenses in the Consolidated Statements of Operation and with accrued expenses in the Consolidated Balance Sheets. Customer service and transition issues delayed the office closing until the first quarter of fiscal 2002. As a result of this delay and refinement of closing cost estimates, an additional charge of $100,000 was recorded in the fourth quarter of fiscal 2001, bringing the total one-time charge to $215,000. As of December 31, 2001, operations of the subsidiary had ceased and all employees have been terminated. Activity through December 31, 2001 was as follows:

		Additional
	Initial	Fiscal 2001	Charges		Remaining	Charges	Remaining
	Reserve	Restructuring	Against	Asset	Reserve	Against	Reserve
	Feburary 19, 2001	Charges	Reserve	Reserve	Septemer 30, 2001	Reserve	December 31, 2001

Severance	$115,000	$56,000	$(22,000)	$—	$149,000	$(149,000)	$—
Lease termination and other expenses	—	28,000	—	—	28,000	(28,000)	—
Loss on disposal of fixed assets	—	16,000	—	(16,000)	—	—	—

	$115,000	$100,000	$(22,000)	$(16,000)	$177,000	$(177,000)	$—

CHECK TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2001

NOTE H – Accounting for Derivative Instruments and Hedging Activities

As of October 1, 2000, the Company adopted Statement of Financial Accounting Standards Number 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires companies to account for derivatives and hedging activities, including the following two elements: (i) all derivatives are measured at fair value and recognized in the balance sheets as assets or liabilities, and (ii) derivatives meeting certain criteria could be specifically designated as a hedge. The adoption of this Statement had no impact on the Company’s operating results or financial position.

NOTE I – Revenue Recognition in Financial Statements

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

NOTE J – Business Combinations and Goodwill and Other Intangible Assets

On June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, clarifies the criteria for recognizing intangible assets separately from goodwill and is effective for business combinations completed subsequent to June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001 and is required to be adopted for all prior acquisitions in years beginning after October 1, 2002, our fiscal 2003. SFAS 141 has been applied in accounting for the acquisition of Delphax described above in NOTE D. The Company believes SFAS 142 will have no material effect on the Company’s results of operations or financial position.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company’s revenue consists of (i) sales of printing systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended December 31, 2001 (first quarter of fiscal 2002), net revenue was $11.8 million, up 8% from $10.9 million for the three-month period ended December 31, 2000 (first quarter of fiscal 2001). Revenue from the sale of printing equipment was $6.4 million for the first quarter of fiscal 2002, down 14% from $7.5 million for the same period in fiscal 2001. The Company’s printing systems primarily consist of the Imaggia product line, the Checktronic and Foliotronic product lines, our legacy products, and the PS MICR systems product line (manufactured by Océ Printing Systems GmbH and sold on a private label basis as the PS75 MICR and PS155 MICR). The decline in revenue from printing equipment was primarily due to individually modest declines in each of the three product lines worldwide. Printing equipment revenue for the first quarter of fiscal 2002 included (i) $5.2 million from the sale of the Company’s Imaggia product line, a decrease of 5% from the $5.5 million the comparable year-ago period, (ii) $828,000 from sales of legacy products, down from year-ago sales of $1.2 million, and (iii) $366,000 from the sale of the Company’s PS MICR systems product line, down from prior year first quarter sales of $773,000.

For the first quarter of fiscal 2002, revenue from maintenance contracts, spare parts, supplies and consumable items increased 55%, compared with the same period a year ago, from $3.4 million to $5.3 million. The increase between quarters was due primarily to increases in domestic revenues from maintenance contracts, spare parts, supplies and consumable items on a substantially higher installed base of Imaggia systems and sales of approximately $899,000 to Delphax customers. For both these reasons, the Company expects domestic revenue from maintenance contracts, spare parts, supplies and consumable items to continue in fiscal 2002 at levels higher than in fiscal 2001.

The Company’s gross margin percentage for the first quarter of fiscal 2002 was 48%, compared with 46% for the first quarter of fiscal 2001. Approximately half of the increase in the gross margin percentage was due to improved margins on some equipment options in the first quarter of fiscal 2002, and approximately half was due to sales to Delphax customers. However, in general for fiscal 2002, the Company anticipates that its gross margin percentage will be somewhat lower than for fiscal 2001 due to the shift in sales mix as revenues from maintenance contracts, spare parts, supplies and consumable items are expected to comprise a larger portion of total revenues in fiscal 2002.

Selling, general and administrative expenses increased 2%, from $3.7 million for first quarter of fiscal 2001, to $3.8 million for first quarter of fiscal 2002, and decreased slightly as a percentage of net sales, from 34% to 32% for the current fiscal quarter. Research and development expenses for the three months ended December 31, 2000 and 2001 were $656,000 and $742,000, respectively, higher by 13% year to year, but flat as a percentage of net sales. The Company anticipates that its expense levels through the remainder of fiscal 2002 will be higher than in fiscal 2001 due to the acquisition of Delphax, but lower as a percentage of net sales.

Net interest expense for the three months ended December 31, 2001, was $37,000, compared with net interest income of $14,000 for the three months ended December 31, 2000 due to the Company borrowing to finance the acquisition of Delphax, and, to a lesser extent, to fund increases in accounts receivable and inventory in the first quarter of fiscal 2002.

For the three months ended December 31, 2001 and 2000, the Company realized net exchange losses of $79,000 and $80,000, respectively. In the first quarter of fiscal 2002, a realized exchange loss of $152,000 was incurred due to recognition of accumulated unrealized exchange losses of the Australian subsidiary upon closure of the subsidiary during the quarter. The Company incurs realized foreign exchange gains and losses on currency conversion transactions. The Company experiences unrealized foreign currency gains and losses, which are reflected on the Company’s statements of operations, due to the strengthening and weakening of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. Net unrealized exchange gains for the three months ended December 31, 2001 and

2000 were $25,000 and $130,000, respectively, due to the weakening of the U.S. dollar against the currencies of the Company’s foreign subsidiaries. The Company anticipates that it will continue to have transactional and translational foreign exchange gains or losses in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

For the first quarter of fiscal 2002, income before income taxes was $982,000, compared with income before income taxes for the first quarter of fiscal 2001 of $723,000. Income tax expense for the three-month periods ended December 31, 2001 and 2000 was $343,000 and $212,000, respectively, reflecting effective tax rates of 35% and 29%, respectively. Interim effective tax rates may vary based on sources of income or loss and best estimates of the annual effective tax rate for the fiscal year.

For the first quarter of fiscal 2002 the Company’s basic and diluted earnings were $0.10 per share, compared with $0.08, basic and diluted, for the comparable prior year period. The improvement was primarily attributable to the improved gross margin, partially offset by higher operating expenses, debt financing costs and a higher effective tax rate.

In February 2001, the Company committed to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. At the commitment date, exit costs were estimated at $115,000. Customer service and transition issues delayed the office closing until the first quarter of fiscal 2002. As a result of this delay and refinement of closing cost estimates, an additional charge of $100,000 was recorded in the fourth quarter of fiscal 2001, bringing the total one-time charge to $215,000. As of December 31, 2001, operations of the subsidiary had ceased and all employees have been terminated. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenue from Pacific Rim customers as a result of this change.

Market Risk

The Company has foreign subsidiaries located in Canada, England and France, does business in more than 50 countries and generates approximately 32% of its revenue from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in these foreign markets.

The Company’s net investment in its foreign subsidiaries was $6.4 million and $5.7 million at December 31, 2001 and September 30, 2001, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended December 31, 2001.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first quarter of fiscal 2002, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts through the remainder of fiscal 2002.

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

On December 20, 2001, the Company and its newly organized Ontario subsidiary named Check Technology Canada Ltd. acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership and Delphax Systems, Inc., a Delaware corporation (collectively, “Delphax”). Delphax is located in suburban Toronto, Ontario and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating Delphax’s proprietary electron-beam imaging technology. Delphax is the supplier of the print engines used in a number of the Company’s products. The Company anticipates that the acquisition of Delphax will add incremental maintenance, spares and supplies revenue of approximately $5.5 million and have a positive earnings impact for the second quarter of fiscal 2002. While the Company expects the acquisition to provide increased revenue and incremental operating income in the future, there can be no assurance that actual results will be as anticipated.

The Company’s PS MICR systems product line is marketed under an agreement with Océ Printing Systems GmbH for the right to private label, sell and service the PS75 MICR product and other high-performance sheet-fed MICR and non-MICR printing systems manufactured by Océ. The Company agreed to purchase a minimum number of PS75 MICR units from Océ to maintain the exclusive right to sell the PS75 MICR product. The Company purchased less than the minimum, and as a result, the Company incurred a penalty and forfeited certain rights of exclusivity. The Company plans to continue offering the PS MICR systems for sale, but there is no assurance that significant sales will be made.

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

Euro Conversion

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro). The transition period for the introduction of the Euro was from January 1, 1999 to January 1, 2002. The Company prepared for the introduction of the Euro and evaluated methods to address the many issues involved with the introduction of the Euro, including the conversion of information technology systems, recalculating currency risk, strategies concerning continuity of contracts, and ramifications on the processes for preparing taxation and accounting records. The conversion on January 1, 2002 had no material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

Working capital was $27.1 million at December 31, 2001, compared with $16.9 million at September 30, 2001. Of the $10.2 million increase in working capital, approximately $6.1 million was derived from the acquisition of Delphax. The Company’s inventory levels increased to $22.1 million at December 31, 2001, from $11.8 million at September 30, 2001. Inventory acquired from Delphax comprised approximately $8.7 million of the increase. Accounts receivable increased to $16.3 million at December 31, 2001, from $10.1 million at September 30, 2001, with approximately $4.1 million of the increase due to the acquisition of Delphax, and the balance the result of increased sales. Cash and short-term investments amounted to $1.1 million at December 31, 2001, compared with $592,000 at September 30, 2001. The increase in cash and short-term investments was primarily due to the timing of the bank note borrowing in connection with the acquisition of Delphax. Deferred revenue was $3.0 million at December 31, 2001, compared with $1.1 million at September 30, 2001. This increase was principally due to the timing of payment and deliveries under the equipment portion of the equipment contract described above and the earning of the related deferred revenue.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at December 31, 2001, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

To finance the acquisition of Delphax, effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company, expiring December 19, 2004. . The credit agreement is comprised of two credit facilities: (i) term loans and (ii) revolving loans, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001 in the amount of $4.0 million also outstanding as of December 31, 2001. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment (currently $15.0 million) is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of December 31, 2001, revolving loans outstanding were $10.8 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans will remain outstanding at a fixed rate of 7.35% per annum.

Principal payments on the term loans are due in installments of $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002. Term loan principal and interest balance not paid sooner by scheduled installment or prepayment is due and payable on December 19, 2004. Similarly, the revolving credit commitment will be permanently reduced by $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002.

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3%. As of December 31, 2001, the entire balance of the Company’s borrowings was outstanding as base rate loans at a rate of 5.25%, and the Company was in compliance with all covenants. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements through fiscal 2002.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk” under Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHECK TECHNOLOGY CORPORATION Registrant

Date	February 14, 2002	/s/ Jay A. Herman
Jay A. Herman
Chairman and Chief Executive Officer

Date	February 14, 2002	/s/ Robert M. Barniskis
Robert M. Barniskis
Vice President and Chief Financial Officer