Form 10-Q
period 2002-03-31
DELPHAX TECHNOLOGIES INC
filed 2002-05-14
CIK 350692

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

Commission file number	0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive
Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

(952) 939-9000

Registrant’s telephone number, including area code

CHECK TECHNOLOGY CORPORATION

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

As of May 8, 2002, there were 6,175,898 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets – March 31, 2002 and September 30, 2001

Condensed consolidated statements of operations – Three and six months ended March 31, 2002 and 2001

Condensed consolidated statements of cash flows – Six months ended March 31, 2002 and 2001

Condensed notes to consolidated financial statements – March 31, 2002

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,471,201	$591,536
Short-term investments	136,656	–
Accounts receivable, less allowance for doubtful accounts of $106,697 and $51,749 as of March 31, 2002 and September 30, 2001, respectively	12,777,648	10,129,470
Inventory:
Raw materials and component parts	13,503,763	7,519,015
Work-in-progress	779,148	317,800
Finished goods	8,682,936	3,998,855

	22,965,847	11,835,670

Deferred income taxes	1,384,123	842,851
Other current assets	1,631,356	1,349,280

TOTAL CURRENT ASSETS	40,366,831	24,748,807

EQUIPMENT AND FIXTURES
Machinery and equipment	19,764,183	2,192,448
Furniture and fixtures	12,183,216	2,440,243
Leasehold improvements	7,752,372	309,932

	39,699,771	4,942,623
Less accumulated depreciation and amortization	34,679,813	3,904,814

	5,019,958	1,037,809

TOTAL ASSETS	$45,386,789	$25,786,616

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,825,842	$4,143,228
Accrued expenses	2,444,679	1,763,739
Income taxes payable	787,830	248,132
Current portion of bank note payable	2,068,157	595,000
Deferred revenue	304,436	1,053,893
Warranty reserves	702,401	–

TOTAL CURRENT LIABILITIES	15,133,345	7,803,992
Long-term portion of bank note payable	12,500,000	–

TOTAL LIABILITIES	27,633,345	7,803,992

SHAREHOLDERS’ EQUITY
Common stock – par value $.10 per share – authorized 50,000,000 shares; issued and outstanding: 6,163,398 and 6,161,138 as of March 31, 2002 and September 30, 2001, respectively	616,340	616,114
Additional paid-in capital	17,016,807	17,010,008
Accumulated other comprehensive loss	(2,156,377)	(2,089,483)
Retained earnings	2,276,674	2,445,985

TOTAL SHAREHOLDERS’ EQUITY	17,753,444	17,982,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,386,789	$25,786,616

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Sales:
Printing equipment	$3,252,710	$6,985,985	$9,690,633	$14,489,596
Maintenance, spares and supplies	9,814,329	3,875,566	15,153,948	7,317,808

NET SALES	13,067,039	10,861,551	24,844,581	21,807,404
Costs and Expenses:
Cost of sales	6,285,659	5,435,732	12,434,920	11,329,993
Selling, general and administrative	5,746,679	4,116,890	9,559,714	7,853,972
Research and development	1,743,896	695,714	2,486,315	1,351,584

	13,776,234	10,248,336	24,480,949	20,535,549

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(709,195)	613,215	363,632	1,271,855
Interest expense	265,006	14,422	305,899	16,047
Interest income	(9,573)	(12,296)	(13,664)	(28,083)
Net realized exchange (gain) loss	(69,813)	29,428	9,571	109,596
Net unrealized exchange (gain) loss	(5,157)	193,230	(30,277)	63,357

(LOSS) INCOME BEFORE INCOME TAXES	(889,658)	388,431	92,103	1,110,938
Income tax (benefit) expense	(310,700)	210,209	32,300	422,157

NET (LOSS) INCOME	$(578,958)	$178,222	$59,803	$688,781

Basic and diluted (loss) earnings per common share	$(0.09)	$0.03	$0.01	$0.11
Weighted average number of shares and equivalents outstanding during the period	6,161,841	6,179,388	6,160,718	6,179,388
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,161,841	6,239,537	6,353,722	6,247,560

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES
Net income	$59,803	$688,781
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,022	180,700
Forgiveness of executive officer note	–	112,500
Other	3,677	42,744
Changes in operating assets and liabilities:
Accounts receivable	(2,719,047)	(2,457,398)
Inventory	(11,332,920)	(822,511)
Other current assets	(799,699)	565,660
Accounts payable and accrued expenses	5,931,641	406,026
Deferred revenue	(746,434)	(1,074,127)
Warranty reserves	702,401	–

NET CASH USED IN OPERATING ACTIVITIES	(8,873,556)	(2,357,625)
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(4,038,067)	(345,955)
Proceeds from sale of equipment	28,103	25,512
Purchase of short-term investments	(133,368)	(137,640)
Proceeds from sale of short-term investments	–	179,221

NET CASH USED IN INVESTING ACTIVITIES	(4,143,332)	(278,862)
FINANCING ACTIVITIES
Issuance of common stock	29,075	18,191
Repurchase of common stock	(22,050)	(47,338)
Borrowing on bank line of credit, net	13,973,157	650,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,980,182	620,853
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(83,632)	(34,085)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	879,662	(2,049,719)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	591,539	3,043,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,471,201	$994,035

Supplemental Schedule
Forgiveness of executive officer note	–	112,500

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B – Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,

	2002		2001	2002	2001

Numerator:
Net (loss) income	$(578,958)		$178,222	$59,803	$688,781

Numerator for basic and diluted earnings per share – (loss) income applicable to common shareholders	$(578,958)		$178,222	$59,803	$688,781
Denominator:
Denominator for basic earnings per share, weighted average shares	6,161,841		6,179,388	6,160,718	6,179,388
Dilutive potential common shares, employee stock options	–	a	60,149	193,004	68,172

Denominator for earnings per share, assuming dilution, adjusted weighted average shares	6,161,841		6,239,537	6,353,722	6,247,560
(Loss ) earnings per common share	$(0.09)		$0.03	$0.01	$0.11
(Loss) earnings per common share, assuming dilution	(0.09)		0.03	0.01	0.11

a – No incremental shares related to options are included because the impact would be antidilutive.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

NOTE C – Comprehensive Income

The components of comprehensive loss and income, net of related tax, for the three- and six-month periods ended March 31, 2002 and 2001 are as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Net (loss) income	$(578,958)	$178,222	$59,803	$688,781
Foreign currency translation adjustment	(101,349)	(335,439)	(66,894)	(168,939)

Comprehensive (loss) income	$(680,307)	$(157,217)	$(7,091)	$519,842

NOTE D – Acquisition of Delphax Systems and Corporate Name Change

On December 20, 2001, the Company and its newly organized Canadian subsidiary acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Acquired Company”). The Acquired Company is located in suburban Toronto, Ontario and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating the Acquired Company’s proprietary electron-beam imaging technology. The Acquired Company is the supplier of the print engines used in a number of the Company’s products.

The purchase price consisted of approximately $15.8 million in cash plus the assumption of approximately $3.2 million of liabilities. The property acquired included fixed assets, inventory, accounts receivable, contract rights, various intellectual property and intangibles, including rights to the name “Delphax.” Effective April 1, 2002, following an affirmative shareholder vote at the March 21, 2002 annual meeting of shareholders, the Company changed its name from Check Technology Corporation to Delphax Technologies Inc. The wholly-owned subsidiaries of the Company are also being renamed. New and former names are as follows:

New Name	Former Name	County

Delphax Technologies Inc.	Check Technology Corporation	United States
Delphax Technologies Canada Ltd.	Check Technology Canada Ltd.	Canada
Delphax Technologies Limited	Check Technology Limited	United Kingdom
Delphax Technologies S.A.	Check Technology France S.A.	France

The Company intends to continue to use the purchased assets in substantially the same manner as used by the Acquired Company. As part of the acquisition, the Company anticipated that efficiencies could be achieved in integrating the two companies, and, as a result, included in the cost of the acquisition a liability of $875,000 for restructuring. Subsequent to March 31, 2002 a specific restructuring plan was effected. See Note K.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

NOTE D – Acquisition of Delphax Systems and Corporate Name Change (Continued)

The following unaudited pro forma combined summary statements of operations information for the three- and six-month periods ended March 31, 2002 and 2001 were prepared in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and assumes the acquisition had occurred at the beginning of the six-month periods presented. The following pro forma data reflects adjustments for interest expense in both periods, and the six months ended March 31, 2001 includes an expense of approximately $13.1 million for inventory reserves and an expense of approximately $2.0 million for write-down of equipment and fixtures in the first quarter of the period. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma
Combined Summary Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,

	2002	2001	2002	2001

Net sales	$13,067,039	$18,661,706	$30,528,837	$37,827,559
Net (loss) income	(578,958)	604,501	59,803	(11,013,153)
Basic and diluted (loss) earnings per common share	(0.09)	0.10	0.01	(1.79)

NOTE E – Credit Agreement

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company, expiring December 19, 2004. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001 in the amount of $4.0 million, also outstanding as of March 31, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment (currently $15.0 million) is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of March 31, 2002, revolving loans outstanding were $10.6 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans will remain outstanding at a fixed rate of 7.35% per annum.

Principal payments on the term loan are due in installments of $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002. Term loan principal and interest balance not paid sooner by scheduled installment or prepayment is due and payable on December 19, 2004. Similarly, the revolving credit commitment will be permanently reduced by $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

NOTE E – Credit Agreement (Continued)

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3%. As of March 31, 2002, $1,068,157 was outstanding as base rate loans and $13,500,000 was outstanding as Eurodollar loans, at a weighted average interest rate of approximately 5.9%, and the Company was in compliance with all covenants.

NOTE F – Executive Loan

During fiscal 1995, the President and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full recourse to non-recourse, and the floating rate was fixed at 5.25%. In May of fiscal 2000, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company recognized the fair market value of the stock award of $225,000 over the extension period, which concluded in the third quarter of fiscal 2001. As a result, no expense was incurred in the first quarter of fiscal 2002, and $56,250 was recognized as compensation expense related to the stock award in each of the first and second quarters of fiscal 2001. Over the life of the loan, total principal payments were $54,671.

NOTE G – Closure of the Company’s Australian Subsidiary

In February 2001, the Company committed to a plan to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. At the commitment date, exit costs were estimated at $115,000, comprised solely of termination benefits, which were included with selling, general and administrative expenses in the Consolidated Statements of Operation and with accrued expenses in the Consolidated Balance Sheets. Customer service and transition issues delayed the office closing until the first quarter of fiscal 2002. As a result of this delay and refinement of closing cost estimates, an additional charge of $100,000 was recorded in the fourth quarter of fiscal 2001, bringing the total one-time charge to $215,000. As of December 31, 2001, operations of the subsidiary had ceased and all employees were terminated.

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

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2002

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

NOTE J – Business Combinations and Goodwill and Other Intangible Assets

On June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, clarifies the criteria for recognizing intangible assets separately from goodwill and is effective for business combinations completed subsequent to June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001 and is required to be adopted for all prior acquisitions in years beginning after October 1, 2002, our fiscal 2003. SFAS 141 has been applied in accounting for the acquisition of the Canadian subsidiary described above in NOTE D. The Company believes SFAS 142 will have no material effect on the Company’s results of operations or financial position.

NOTE K – Subsequent Event

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions was approximately $875,000 and has been included in the cost of the acquisition in accordance with SFAS 141.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Company’s revenues consists of (i) sales of printing systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended March 31, 2002 (second quarter of fiscal 2002), net revenues were $13.1 million, up 20% from $10.9 million for the three-month period ended March 31, 2001 (second quarter of fiscal 2001). Revenues from the sale of printing equipment were $3.3 million for the second quarter of fiscal 2002, down 53% from $7.0 million for the same period in fiscal 2001. For the six months ended March 31, 2002, net revenues were $24.8 million, up 14% from $21.8 million for the same period a year ago. Revenues from the sale of printing equipment for the first six months of fiscal 2002 were $9.7 million, down 33% from $14.5 million for the first half of fiscal 2001.

The Company’s printing systems primarily consist of the Imaggia product line, the Checktronic and Foliotronic product lines (our legacy products) and the PS MICR systems product line (manufactured by Océ Printing Systems GmbH and sold on a private label basis as the PS75 MICR and PS155 MICR). In addition, with the acquisition of the Canadian subsidiary in December of 2001, the Company expanded its product lines to include the CR Series and RS Series of continuous-feed print systems. To date, no continuous-feed print systems have been sold.

The decline in revenues from printing equipment for the first six months of fiscal 2002 compared with the same period a year ago was primarily due to significantly lower sales of the Imaggia product line and, to a lesser extent, the PS MICR systems product line, partially offset by stronger sales of the Foliotronic and other legacy products in the second quarter of fiscal 2002. Printing equipment revenues for the three and six months ended March 31, 2002 included (i) $1.8 million and $7.0 million, respectively, from the sale of the Company’s Imaggia product line, a decrease of 72% and 41% from the $6.4 million and $11.9 million for the comparable year-ago periods, (ii) $1.5 million and $2.3 million, respectively, from sales of legacy products, up from year-ago sales of $44,000 and $1.3 million, and (iii) $4,000 and $370,000, respectively, from the sale of the Company’s PS MICR systems product line, down from prior year sales of $539,000 and $1.3 million. The Company attributes these lower sales levels to customer postponement of equipment purchases in a period of economic uncertainty for high-end capital equipment.

For the second quarter of fiscal 2002, revenues from maintenance contracts, spare parts, supplies and consumable items increased 153%, compared with the same period a year ago, from $3.9 million to $9.8 million. Revenues from maintenance contracts, spares parts, supplies and consumable items for the six-month periods increased 107%, from $7.3 million for the first half of fiscal 2001, to $15.2 million for the first half of fiscal 2002. The increases between the quarter and year-to-date periods were due primarily to incremental revenues due to acquisition of the Canadian subsidiary, which contributed $6.1 million to fiscal year-to-date revenues, $5.2 million in the second quarter. In addition to the revenue attributable to the acquisition of the Canadian subsidiary, revenues from maintenance contracts, spare parts, supplies and consumable items were also higher due to the larger installed base of Imaggia. For both these reasons, the Company expects domestic revenues from maintenance contracts, spare parts, supplies and consumable items to continue in fiscal 2002 at levels higher than in fiscal 2001.

The Company’s gross margin percentage for the second quarter and first six months of fiscal 2002 was 52% and 50%, respectively, compared with 50% and 48% for the same periods in fiscal 2001. The improved margins are primarily due to the increase in consumables and supplies revenues generated by the Canadian acquisition. However, in general for fiscal 2002, the Company anticipates that its gross margin percentage will be about the same as for fiscal 2001.

Selling, general and administrative expenses increased 40%, from $4.1 million for the second quarter of fiscal 2001, to $5.7 million for the second quarter of fiscal 2002, and increased as a percentage of net sales, from 38% to 44% for the most recent fiscal quarter. Similarly, for the six-month periods ended March 31, 2002 and 2001, selling, general and administrative expense increased 22%, from $7.9 million for the first half of fiscal 2001, to $9.6 million for the first half of fiscal 2002. Research and development expenses for the three-month periods ended March 31, 2002 and 2001 were $1.7 million and $696,000, respectively, higher by 151% year to year, and increased as a percentage of net sales from 6% to 13% for the most recent fiscal quarter. Similarly, for the six-month periods ended March 31,

2002 and 2001, research and development expense increased 84%, from $1.4 million for the first half of fiscal 2001, to $2.5 million for the first half of fiscal 2002. These significant increases in both selling, general and administrative expenses and research and development expenses were primarily due to the acquisition of the Canadian subsidiary, the impact of which is reflected in full for the second quarter of fiscal 2002. The Company anticipates that its expense levels through the remainder of fiscal 2002 will be higher than in fiscal 2001 due to the acquisition.

Interest expense for the three and six months ended March 31, 2002, was $265,000 and $306,000, respectively, compared with $14,000 and $16,000 for the same periods in fiscal 2001. Interest income for the three and six months ended March 31, 2002, was $10,000 and $14,000, respectively, compared with $12,000 and $28,000 for the same periods in fiscal 2001. Due to the Company borrowing to finance the acquisition of the Canadian subsidiary, and, to a lesser extent, to fund increases in inventory in the fiscal 2002 periods, the Company incurred higher interest expense and had less funds available for short-term investments in the current versus prior fiscal year periods.

For the three and six months ended March 31, 2002, the Company realized net exchange gains of $70,000 and net exchange losses of $10,000, respectively, compared with net exchange losses of $29,000 and $110,000, respectively, for the same periods in the previous fiscal year. In the first quarter of fiscal 2002, a realized exchange loss of $152,000 was incurred due to recognition of accumulated unrealized exchange losses of the Australian subsidiary upon closure of the subsidiary during the quarter. The Company incurs realized foreign exchange gains and losses on currency conversion transactions. The Company experiences unrealized foreign currency gains and losses, which are reflected on the Company’s statements of operations, with unrealized gains due to the weakening, and unrealized losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. Net unrealized exchange gains for the three and six months ended March 31, 2002 were $5,000 and $30,000, respectively, compared with net unrealized exchange losses of $193,000 and $63,000, respectively, for the same periods in fiscal 2001. The Company anticipates that it will continue to have transactional and translational foreign exchange gains or losses in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

Income tax benefit for the three months ended March 31, 2002 was $311,000, compared with income tax expense of $210,000 for the second quarter of fiscal 2001. For the fiscal-year-to-date periods ended March 31, 2002 and 2001, income tax expense was $32,000 and $422,000, respectively, reflecting estimated annual effective tax rates of 35% and 38%, respectively. Interim effective tax rates may vary based on sources of income or loss and best estimates of the annual effective tax rate for the fiscal year.

For the second quarter of fiscal 2002, the Company’s basic and diluted loss per share was $0.09, compared with basic and diluted earnings per share of $0.03 for the comparable prior year period. For the six months ended March 31, 2002 and 2001, basic and diluted earnings per share were $0.01 and $0.11, respectively. The decline in earnings in both the three- and six-months periods was primarily attributable to the significant decrease in equipment revenues as customers postponed equipment purchases in a period of continued economic uncertainty, significantly higher operating expense levels due to the acquisition of the Canadian subsidiary and interest on debt financing for the acquisition, only partially offset by the significantly higher maintenance spares and supplies revenues generated by the Canadian acquisition and the lower estimated annual effective tax rate.

In February 2001, the Company committed to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. At the commitment date, exit costs were estimated at $115,000. Customer service and transition issues delayed the office closing until the first quarter of fiscal 2002. As a result of this delay and refinement of closing cost estimates, an additional charge of $100,000 was recorded in the fourth quarter of fiscal 2001, bringing the total one-time charge to $215,000. As of December 31, 2001, operations of the subsidiary had ceased and all employees were terminated. By taking this action, the Company anticipated eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenues from Pacific Rim customers as a result of this change.

Subsequent to March 31, 2002, the Company effected a workforce reduction in the Canadian subsidiary, eliminating approximately 40 manufacturing and support positions as an element of a continuing integration plan. The cost of terminating the employees in these positions was approximately $875,000 and has been included in the cost of acquisition in accordance with SFAS 141. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill current or future orders.

Market Risk

The Company has foreign subsidiaries located in Canada, England and France, does business in 60 countries and generates approximately 25% of its revenues from outside North America. This percentage is significantly lower than in recent quarters due to the maintenance, spares and supplies revenues derived from the acquisition of the Canadian subsidiary as, predominantly, this business is with U.S. customers. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in these foreign markets.

The Company’s net investment in its foreign subsidiaries was $6.7 million and $5.7 million at March 31, 2002 and September 30, 2001, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended March 31, 2002.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first half of fiscal 2002, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts through the remainder of fiscal 2002.

Factors Affecting Results of Operations

The Company’s revenues are subject to fluctuations which may be material.

In January 2000, the Company entered into a three-year equipment and service contract with a significant customer for Imaggia systems and related supplies and consumables that was valued at approximately $40.0 million. Equipment deliveries under the contract began in the second quarter of fiscal 2000 and concluded in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, the Company executed a new contract with this customer, valued at approximately $19.5 million, approximately $11.5 million for Imaggia systems and an estimated $8.0 million over three years for supplies and consumable items. Equipment deliveries under the most recent contract concluded in the second quarter of fiscal 2002. Under both contracts, the Company recorded document production systems and related equipment revenues with the delivery of each component piece of equipment. The Company records revenues for maintenance, spares and supplies based on the monthly usage of these components. Revenues from this customer have been significant, representing 57% and 32% of total revenues for fiscal 2001 and 2000, respectively. The Company anticipates that revenues from this customer will also be significant in fiscal 2002, but to a lesser extent than in fiscal 2001.

On December 20, 2001, the Company and its newly organized Canadian subsidiary acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Acquired Company”). The Acquired Company is located in suburban Toronto, Ontario and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating the Acquired Company’s proprietary electron-beam imaging technology. The Acquired Company is the supplier of the print engines used in a number of the Company’s products. For fiscal 2002, the Company anticipates that the acquisition will contribute incremental maintenance, spares and supplies revenues in each of the third and fourth quarters approximately equal to the $5.2 million contributed in the second quarter and have a positive earnings impact. While the Company expects the acquisition to provide increased revenues and incremental operating income in the future, there can be no assurance that actual results will be as anticipated. In addition, with the acquisition, the Company expanded its product lines to include the CR Series and

RS Series of continuous-feed print systems. To date, no continuous-feed print systems have been sold and there can be no assurance that such systems will be sold in the future.

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

The Company’s net sales and operating results may also fluctuate from quarter to quarter because (i) the Company’s sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and effect the timing and size of orders. Because the Company’s operating expenses are based on anticipated revenues levels and a high percentage of the Company’s operating costs are relatively fixed, variations in the timing of revenues recognition could result in significant fluctuations in operating results from period to period.

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

Revenue Recognition

On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101 Revenues Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001 and had no material impact on the Company’s operations or financial position.

Liquidity and Capital Resources

Working capital was $25.2 million at March 31, 2002, compared with $16.9 million at September 30, 2001. Of the $8.3 million increase in working capital, approximately $6.1 million was derived from acquisition of the Canadian subsidiary. The Company’s inventory levels increased to $23.0 million at March 31, 2002, from $11.8 million at September 30, 2001. Inventory acquired from acquisition of the Canadian subsidiary comprised approximately $8.7 million of the increase. Accounts receivable increased to $12.8 million at March 31, 2002, from $10.1 million at September 30, 2001, with approximately $4.1 million of the increase due to the Canadian acquisition, offset by collection of receivables and lower second quarter equipment sales. Cash and short-term investments amounted to $1.6 million at March 31, 2002, compared with $592,000 at September 30, 2001. The increase in cash and short-term investments was primarily due to the timing of borrowing and repaying amounts against the credit facility. Deferred revenue was $304,000 at March 31, 2002, compared with $1.1 million at September 30, 2001. This decrease was principally due to completion of deliveries under the equipment portion of the equipment contract with the significant customer that is described above and the earning of the related deferred revenue; as of March 31, 2002, deferred revenue is comprised primarily of unearned maintenance contract revenues.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at March 31, 2002, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

To finance the acquisition of the Canadian subsidiary on December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company, expiring December 19, 2004. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001 in the amount of $4.0 million, also outstanding as of March 31, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment (currently $15.0 million) is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of December 31, 2001, revolving loans outstanding were $10.6 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans will remain outstanding at a fixed rate of 7.35% per annum.

Principal payments on the term loan are due in installments of $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002. Term loan principal and interest balance not paid sooner by scheduled installment or prepayment is due and payable on December 19, 2004. Similarly, the revolving credit commitment will be permanently reduced by $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002.

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3%. As of March 31, 2002, $1,068,157 was outstanding as base rate loans and $13,500,000 was outstanding as Eurodollar loans, at a weighted average interest rate of approximately 5.9%, and the Company was in compliance with all covenants. The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements through fiscal 2002. However, should the Company experience a prolonged downturn in equipment sales whereby accounts receivable would be significantly decreased, the Company’s borrowing capacity would be limited by the terms of the credit facility.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on March 21, 2002. At the meeting, the shareholders took action to approve a number of matters:

(1)	An amendment to the Company’s Articles of Incorporation to change the Company’s name to “Delphax Technologies Inc,” was approved by a vote of 5,756,158 shares in favor, 34,750 shares against, 19,144 shares abstaining and a broker non-vote of zero shares.

(2)	Amendments to the Company’s Bylaws and Articles of Incorporation to provide for a classified Board of Directors serving staggered three-year terms of office and requiring a shareholder vote of 80% or more for the shareholders to remove a director, increase or decrease the size of the Board or amend or repeal the Bylaws relating to the election or removal of directors, were approved by a vote of 2,249,529 shares in favor, 743,881 shares against, 18,348 shares abstaining and a broker non-vote of 2,798,294 shares.

(3)	An amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of capital stock from 28 million shares to 53 million shares, consisting of 50 million shares of Common Stock, and 3 million shares of undesignated Preferred Stock, was approved by a vote of 5,284,403 shares in favor, 499,874 shares against, 25,775 shares abstaining and a broker non-vote of zero shares.

(4)	The selection of Ernst & Young LLP as the Company’s independent auditors for fiscal 2002 was approved by a vote of 5,782,906 shares in favor, 18,898 shares against, 8,248 shares abstaining and a broker non-vote of zero shares.

At the annual meeting, the shareholders also re-elected the current members of the Board of Directors to terms of office as indicated below by the votes indicated:

			Shares
	Term		Withholding
	Expiring	Shares For	Authority

R. Stephen Armstrong	2004	5,396,222	413,830
Thomas H. Garrett III	2005	5,319,999	490,053
Jay A. Herman	2005	5,408,697	401,355
Gary R. Holland	2004	5,441,927	368,125
Earl W. Rogers	2003	5,441,927	368,125

Item 6. Exhibits and Reports on Form 8-K

The Company filed the following reports on Form 8-K during the three months ended March 31, 2002:

January 3, 2002	-	Form 8-K:	Item 2. Acquisition or Disposition of Assets
March 5, 2002	-	Form 8-K/A:	Amendment to Form 8-K, filed January 3, 2002
March 22, 2002	-	Form 8-K:	Item 5. Other Events and Regulation FD Disclosure – Shareholder Rights Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC. Registrant

Date	May 8, 2002	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

Date	May 8, 2002	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer