Form 10-Q
period 2002-06-30
DELPHAX TECHNOLOGIES INC
filed 2002-08-13
CIK 350692

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002

Commission file number	0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive
Minnetonka, Minnesota	55343-9420
(Address of principal executive offices)	(Zip Code)

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

As of August 5, 2002, there were 6,175,898 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets – June 30, 2002 and September 30, 2001

Condensed consolidated statements of operations – Three and nine months ended June 30, 2002 and 2001

Condensed consolidated statements of cash flows – Nine months ended June 30, 2002 and 2001

Condensed notes to consolidated financial statements – June 30, 2002

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 99.1 Certification

SIGNATURES

PART I. FINANCIAL INFORMATION

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$903,938	$591,536
Short-term investments	74,550	—
Accounts receivable, less allowance for doubtful accounts of $122,186 and $51,749 as of June 30, 2002 and September 30, 2001, respectively	11,288,804	10,129,470
Inventory:
Raw materials and component parts	11,380,550	7,519,015
Work-in-progress	676,276	317,800
Finished goods	11,123,132	3,998,855

	23,179,958	11,835,670

Deferred income taxes	1,301,654	842,851
Other current assets	2,041,184	1,349,280

TOTAL CURRENT ASSETS	38,790,088	24,748,807

EQUIPMENT AND FIXTURES
Machinery and equipment	19,740,079	2,192,448
Furniture and fixtures	12,128,532	2,440,243
Leasehold improvements	7,766,071	309,932

	39,634,682	4,942,623
Less accumulated depreciation and amortization	35,075,492	3,904,814

	4,559,190	1,037,809

TOTAL ASSETS	$43,349,278	$25,786,616

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,365,867	$4,143,228
Accrued expenses	4,079,897	1,763,739
Income taxes payable	308,563	248,132
Current portion of bank note payable	16,274,371	595,000
Deferred revenue	338,339	1,053,893
Warranty reserves	313,835	—

TOTAL CURRENT LIABILITIES	25,680,872	7,803,992

TOTAL LIABILITIES	25,680,872	7,803,992

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding:
6,175,898 and 6,161,138 as of June 30, 2002 and September 30, 2001, respectively	617,588	616,114
Additional paid-in capital	17,059,838	17,010,008
Accumulated other comprehensive loss	(1,827,204)	(2,089,483)
Retained earnings	1,818,184	2,445,985

TOTAL SHAREHOLDERS’ EQUITY	17,668,406	17,982,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,349,278	$25,786,616

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales:
Printing equipment	$2,345,341	$7,111,323	$12,035,974	$21,600,919
Maintenance, spares and supplies	11,185,673	3,903,899	26,339,621	11,221,707

NET SALES	13,531,014	11,015,222	38,375,595	32,822,626
Costs and Expenses:
Cost of sales	6,635,960	5,757,112	19,070,880	17,087,105
Selling, general and administrative	5,832,610	3,941,524	15,392,324	11,795,496
Research and development	1,708,238	680,235	4,194,553	2,031,819

	14,176,808	10,378,871	38,657,757	30,914,420

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(645,794)	636,351	(282,162)	1,908,206
Interest expense	250,549	24,999	556,448	41,046
Interest income	(9,758)	(9,834)	(23,422)	(37,917)
Net realized exchange (gain) loss	(22,948)	34,236	(13,377)	143,831
Net unrealized exchange (gain)	(46,747)	(153,396)	(77,024)	(90,038)

(LOSS) INCOME BEFORE INCOME TAXES	(816,890)	740,346	(724,787)	1,851,284
Income tax (benefit) expense	(358,400)	288,330	(326,100)	710,487

NET (LOSS) INCOME	$(458,490)	$452,016	$(398,687)	$1,140,797

Basic and diluted (loss) earnings per common share	$(0.07)	$0.07	$(0.06)	$0.18
Weighted average number of shares outstanding during the period	6,171,365	6,169,038	6,164,267	6,175,938
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,171,365	6,203,568	6,164,267	6,232,896

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,

	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(398,687)	$1,140,797
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,193,793	272,400
Loss on disposal of equipment and fixtures	247,533	25,212
Forgiveness of executive officer note	—	135,186
Other	(5,923)	61,672
Changes in operating assets and liabilities:
Accounts receivable, net	(1,088,420)	(3,170,549)
Inventory	(11,331,963)	(319,386)
Other current assets	(1,371,693)	727,843
Accounts payable and accrued expenses	2,806,215	907,567
Deferred revenue	(717,814)	(3,033,242)
Warranty reserves	313,835	—

NET CASH USED IN OPERATING ACTIVITIES	(10,353,124)	(3,252,500)
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(4,958,885)	(463,069)
Purchase of short-term investments	(125,106)	(133,487)
Proceeds from sale of short-term investments	66,687	176,849

NET CASH USED IN INVESTING ACTIVITIES	(5,017,304)	(419,707)
FINANCING ACTIVITIES
Issuance of common stock	73,356	18,191
Repurchase of common stock	(22,050)	(78,383)
Borrowing on bank line of credit, net	15,679,371	1,895,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,730,677	1,834,808
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(47,847)	(30,731)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	312,402	(1,868,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	591,536	3,043,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$903,938	$1,175,624

Supplemental Schedule
Forgiveness of executive officer note	—	135,186

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2002

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B – Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,

	2002		2001	2002		2001

Numerator:
Net (loss) income	$(458,490)		$452,016	$(398,687)		$1,140,797

Numerator for basic and diluted earnings per share — (loss) income applicable to common shareholders	$(458,490)		$452,016	$(398,687)		$1,140,797
Denominator:
Denominator for basic earnings per share, weighted average shares	6,171,365		6,169,038	6,164,267		6,175,938
Dilutive potential common shares, employee stock options	—	a	34,530	—	a	56,958

Denominator for earnings per share, assuming dilution, adjusted weighted average shares	6,171,365		6,203,568	6,164,267		6,232,896
(Loss) earnings per common share	$(0.07)		$0.07	$(0.06)		$0.18
(Loss) earnings per common share, assuming dilution	(0.07)		0.07	(0.06)		0.18

a — No incremental shares related to options are included because the impact would be antidilutive.

NOTE C – Comprehensive Income

The components of comprehensive loss and income, net of related tax, for the three- and nine-month periods ended June 30, 2002 and 2001 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net (loss) income	$(458,490)	$452,016	$(398,687)	$1,140,797
Foreign currency translation adjustment	329,174	(119,591)	262,279	(288,530)

Comprehensive (loss) income	$(129,316)	$332,425	$(136,408)	$852,267

NOTE D – Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction

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

The purchase price consisted of approximately $15.8 million in cash plus the assumption of approximately $3.4 million of liabilities. The property acquired included fixed assets, inventory, accounts receivable, contract rights, various intellectual property and intangibles, including rights to the name “Delphax.” Effective April 1, 2002, following an affirmative shareholder vote at the March 21, 2002 annual meeting of shareholders, the Company changed its name from Check Technology Corporation to Delphax Technologies Inc. The wholly-owned subsidiaries of the Company have also been renamed. New and former names are as follows:

New Name	Former Name	Country

Delphax Technologies Inc.	Check Technology Corporation	United States
Delphax Technologies Canada Ltd.	Check Technology Canada Ltd.	Canada
Delphax Technologies Limited	Check Technology Limited	United Kingdom
Delphax Technologies S.A.	Check Technology France S.A.	France

The Company intends to continue to use the purchased assets in substantially the same manner as used by the Acquired Company. As part of the acquisition, the Company anticipated that efficiencies could be achieved in integrating the two companies, and, as a result, included in accrued expenses in the Consolidated Balance Sheets and in the cost of the acquisition $875,000 for restructuring in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141). On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. Benefits are paid on either a lump-sum basis or over time. As of June 30, 2002, the accrued liability for benefits payable in the future was $523,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan.

NOTE D – Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction (Continued)

The following unaudited pro forma combined summary statements of operations for the three- and nine-month periods ended June 30, 2002 and 2001 were prepared in accordance with SFAS 141 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and assumes the acquisition had occurred at the beginning of the nine-month periods presented. The following pro forma data reflects adjustments for interest expense in both periods, and the nine months ended June 30, 2001 includes an expense of approximately $13.1 million for inventory reserves and an expense of approximately $2.0 million for write-down of equipment and fixtures in the first quarter of the period. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma
Combined Summary Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002	2001	2002	2001

Net sales	$13,531,014	$17,914,686	$44,059,851	$55,742,245
Net (loss) income	(458,490)	506,295	(766,764)	(10,506,858)
Basic and diluted (loss) earnings per common share	(0.07)	0.08	(0.12)	(1.71)

NOTE E – Credit Agreement

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company, expiring December 19, 2004. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, also outstanding as of June 30, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment was $15.0 million as of June 30, 2002, and is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of June 30, 2002, revolving loans outstanding were $12.3 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum.

Principal payments on the term loan are due in installments of $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002, with any remaining principal and interest due on December 19, 2004. Similarly, the revolving credit commitment will be permanently reduced by $250,000 on the last day of each March, June, September and December in each year commencing June 30, 2002.

Because June 30, 2002, was a Sunday, the scheduled reductions in both the term loan and the revolving credit commitment were effected on July 1, 2002. As of that date, outstanding term loans were paid down to $3.75 million and the revolving credit commitment was reduced to $14.75 million.

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3%. As of June 30, 2002, $2.8 million was outstanding as base rate loans and $13.5 million was outstanding as Eurodollar loans, at a weighted average interest rate of approximately 5.9%.

NOTE E – Credit Agreement (Continued)

As of June 30, 2002, the Company was not in compliance with one of the financial covenants of the credit agreement. The lender has advised the Company that it is reserving all rights and remedies under the credit agreement and will consider further requests for loans on a case-by-case basis. Since the loan is in default, the lender could, but has not, declared the loans due and payable. Thus, the Company has classified the entire outstanding loan balance as a current liability.

NOTE F – Executive Loan

During fiscal 1995, the President and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full recourse to non-recourse, and the floating rate was fixed at 5.25%. In May of fiscal 2000, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company recognized the fair market value of the stock award of $225,000 over the extension period, which concluded in the third quarter of fiscal 2001. As a result, no expense was incurred in fiscal 2002; $135,186 was recognized as compensation expense related to the stock award in fiscal 2001. Over the life of the loan, total principal payments were $54,671.

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

NOTE K – Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS 144 as of October 1, 2002 and does not expect that adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2002 include the post-acquisition results of the business acquired by the Company on December 20, 2001. See Note D to the financial statements.

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales:
Printing equipment	17.3%	64.6%	31.4%	65.8%
Maintenance, spares and supplies	82.7	35.4	68.6	34.2

NET SALES	100.0	100.0	100.0	100.0
Costs and Expenses:
Cost of sales	49.1	52.3	49.7	52.1
Selling, general and administrative	43.1	35.7	40.1	35.9
Research and development	12.6	6.2	10.9	6.2

	104.8	94.2	100.7	94.2

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(4.8)	5.8	(0.7)	5.8

Interest expense	1.8	0.2	1.5	0.1
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Net realized exchange (gain) loss	(0.2)	0.3	(0.0)	0.5
Net unrealized exchange (gain)	(0.3)	(1.3)	(0.2)	(0.3)

(LOSS) INCOME BEFORE INCOME TAXES	(6.0)	6.7	(1.9)	5.6
Income tax (benefit) expense	(2.6)	2.6	(0.9)	2.1

NET (LOSS) INCOME	(3.4)%	4.1%	(1.0)%	3.5%

The Company’s revenues consists of (i) sales of printing systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended June 30, 2002 (third quarter of fiscal 2002), net revenues were $13.5 million, up 23% from $11.0 million for the three-month period ended June 30, 2001 (third quarter of fiscal 2001). Revenues from the sale of printing equipment were $2.3 million for the third quarter of fiscal 2002, down 67% from $7.1 million for the same period in fiscal 2001. For the nine months ended June 30, 2002, net revenues were $38.4 million, up 17% from $32.8 million for the same period a year ago. Revenues from the sale of printing equipment for the first nine months of fiscal 2002 were $12.0 million, down 44% from $21.6 million for the first nine months of fiscal 2001.

The Company’s printing systems primarily consist of the Imaggia product line, the Checktronic and Foliotronic product lines (our legacy products) and the PS MICR systems product line (manufactured by Océ Printing Systems GmbH and sold on a private label basis as the PS75 MICR and PS155 MICR). In addition, with the acquisition of the Canadian subsidiary in December 2001, the Company expanded its product lines to include the CR Series and RS

Series of continuous-feed print systems. In June 2002, the Company reached an agreement with LexisNexis Matthew Bender for the establishment of the first major reference site for the Delphax high-speed CR Series publishing system. This installation, which currently includes two CR900P continuous-feed digital publishing systems capable of producing 900 pages per minute, is significant in that it represents the Company’s initial step into the publishing market.

The decline in revenues from printing equipment for the first nine months of fiscal 2002 compared with the same period a year ago was primarily due to significantly lower sales of the Imaggia product line, only slightly offset by stronger sales of the Foliotronic and other legacy products in the second quarter of fiscal 2002. Printing equipment revenues for the three and nine months ended June 30, 2002 included (i) $665,000 and $7.7 million, respectively, from the sale of the Company’s Imaggia product line, a decrease of 88% and 56% from the $5.6 million and $17.5 million for the comparable year-ago periods and (ii) $1.7 million and $4.3 million, respectively, for all other products combined, up 14% and 7%, respectively, from year-ago sales of $1.5 million and $4.1 million. The Company attributes lower printing equipment sales to customer postponement of equipment purchases in a period of economic uncertainty for high-end capital equipment.

For the third quarter of fiscal 2002, revenues from maintenance contracts, spare parts, supplies and consumable items increased 187%, from $3.9 million for the third quarter of fiscal 2001 to $11.2 million for the most recent fiscal quarter. Revenues from maintenance contracts, spares parts, supplies and consumable items for the nine-month periods increased 135%, from $11.2 million for the first nine months of fiscal 2001 to $26.3 million for the first nine months of fiscal 2002. The increases between the quarter and year-to-date periods were due primarily to incremental revenues from the fiscal 2002 acquisition of the Canadian subsidiary, which contributed $12.0 million to fiscal-year-to-date revenues and $5.9 million in the third quarter. In addition, revenues from maintenance contracts, spare parts, supplies and consumable items were also higher due to the larger installed base of Imaggia. For both these reasons, the Company expects domestic revenues from maintenance contracts, spare parts, supplies and consumable items to continue throughout fiscal 2002 at levels higher than in fiscal 2001.

The Company’s gross margin percentages for the third quarter and first nine months of fiscal 2002 were 51% and 50%, respectively, compared with 48% for both the quarter and fiscal-year-to-date periods in fiscal 2001. The improved margins are primarily due to the increase in consumables and supplies revenues generated by the Canadian acquisition. However, in general for fiscal 2002, the Company anticipates that its gross margin percentage will be about the same as for fiscal 2001.

Selling, general and administrative expenses for the third quarter increased 48%, from $3.9 million in fiscal 2001 to $5.8 million in fiscal 2002, and increased as a percentage of net sales from 36% to 43%. Similarly, for the nine-month periods ended June 30, 2002 and 2001, selling, general and administrative expense increased 30%, from $11.8 million in fiscal 2001 to $15.4 million in fiscal 2002. Research and development expenses for the three-month periods ended June 30, 2002 and 2001 were $1.7 million and $680,000, respectively, higher by 151% year to year, and increased as a percentage of net sales from 6% to 13% for the most recent fiscal quarter. Similarly, for the nine-month periods ended June 30, 2002 and 2001, research and development expense increased 106%, from $2.0 million for the first nine months of fiscal 2001, to $4.2 million for the first nine months of fiscal 2002. These significant increases in both selling, general and administrative expenses and research and development expenses were primarily due to the acquisition of the Canadian subsidiary, the impact of which is reflected in full for the second and third quarters of fiscal 2002. In particular, selling, general and administrative expenses were higher primarily due to the increase in customer service staff and associated expenses required to support the increase in revenues from maintenance contracts, spare parts, supplies and consumable items. The Company anticipates that its expense levels through the remainder of fiscal 2002 will be higher than in fiscal 2001 due to the acquisition.

Interest expense for the three and nine months ended June 30, 2002, was $251,000 and $556,000, respectively, compared with $25,000 and $41,000 for the same periods in fiscal 2001. Interest income for the three and nine months ended June 30, 2002, was $10,000 and $23,000, respectively, compared with $10,000 and $38,000 for the same periods in fiscal 2001. Due to the Company borrowing to finance the acquisition of the Canadian subsidiary, and, to a lesser extent, to fund increases in inventory in the fiscal 2002 periods, the Company incurred higher interest expense and had less funds available for short-term investments in the current versus prior fiscal year periods.

For the three and nine months ended June 30, 2002, the Company realized net exchange gains of $23,000 and $13,000, respectively, compared with net realized exchange losses of $34,000 and $144,000, respectively, for the same periods in the previous fiscal year. In the first quarter of fiscal 2002, a realized exchange loss of $152,000 was incurred due to recognition of accumulated unrealized exchange losses of the Australian subsidiary upon closure of the subsidiary during the quarter. The Company incurs realized foreign exchange gains and losses on currency conversion transactions. The Company experiences unrealized foreign currency gains and losses, which are reflected on the Company’s statements of operations, with unrealized gains due to the weakening, and unrealized losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. Net unrealized exchange gains for the three and nine months ended June 30, 2002 were $47,000 and $77,000, respectively, compared with net unrealized exchange gains of $153,000 and $90,000, respectively, for the same periods in fiscal 2001. The Company anticipates that it will continue to have transactional and translational foreign exchange gains or losses in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

Income tax benefit for the three months ended June 30, 2002 was $358,000, compared with income tax expense of $288,000 for the third quarter of fiscal 2001. For the nine months ended June 30, 2002, income tax benefit was $326,000, compared with income tax expense of $710,000 for the same period in fiscal 2001, reflecting estimated annual effective tax rates of 45% and 38%, respectively. Interim effective tax rates vary based on sources of income or loss and estimates of the annual effective tax rate for the fiscal year.

For the third quarter of fiscal 2002, the Company’s basic and diluted loss per share was $0.07, compared with basic and diluted earnings per share of $0.07 for the comparable prior year period. For the nine months ended June 30, 2002, basic and diluted loss per share was $0.06, compared with basic and diluted earnings per share for the first nine months of fiscal 2001 of $0.18. The decline in earnings in both the three- and nine-months periods was primarily attributable to the significant decrease in equipment revenues as customers postponed equipment purchases in a period of continued economic uncertainty, significantly higher operating expense levels due to the acquisition of the Canadian subsidiary and interest on debt financing for the acquisition, only partially offset by the significantly higher maintenance spares and supplies revenues generated by the Canadian acquisition and the tax benefit for the fiscal 2002 periods.

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

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141 and included in accrued expenses in the Consolidated Balance Sheets. Benefits are paid on either a lump-sum basis or over time. As of June 30, 2002, the accrued liability for benefits payable in the future was $523,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill current or future orders.

Market Risk

The Company has foreign subsidiaries located in Canada, England and France, does business in 60 countries and generates approximately 24% of its revenues from outside North America. This percentage is significantly lower in fiscal 2002 than in fiscal 2001 due to the maintenance, spares and supplies revenues derived from the acquisition of the Canadian subsidiary as, predominantly, this business is with U.S. customers. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in these foreign markets.

The Company’s net investment in its foreign subsidiaries was $7.1 million and $5.7 million at June 30, 2002 and September 30, 2001, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the quarter ended June 30, 2002.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first nine months of fiscal 2002, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts through the remainder of the fiscal year.

Factors Affecting Results of Operations

The Company’s revenues are subject to fluctuations which may be material.

In January 2000, the Company entered into a three-year equipment and service contract with a significant customer for Imaggia systems and related supplies and consumables that was valued at approximately $40.0 million. Equipment deliveries under the contract began in the second quarter of fiscal 2000 and concluded in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, the Company executed a new contract with this customer, valued at approximately $19.5 million, of which approximately $11.5 million was for Imaggia systems and an estimated $8.0 million over three years is for supplies and consumable items. Equipment deliveries under the most recent contract concluded in the second quarter of fiscal 2002. Under both contracts, the Company recorded printing systems and related equipment revenues with the delivery of each component piece of equipment. The Company records revenues for maintenance, spares and supplies based on the monthly usage of these components. Revenues from this customer have been significant, representing 57% and 32% of total revenues for fiscal 2001 and 2000, respectively. The Company anticipates that revenues from this customer will also be significant in fiscal 2002, but to a lesser extent than in fiscal 2001.

On December 20, 2001, the Company and its newly organized Canadian subsidiary acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Acquired Company”). The Acquired Company is located in suburban Toronto, Ontario and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating the Acquired Company’s proprietary electron-beam imaging technology. The Acquired Company is the supplier of the print engines used in a number of the Company’s products. Through June 30, 2002, the acquisition has contributed approximately $12.0 million in incremental revenues. The Company anticipates that the acquisition will contribute incremental maintenance, spares and supplies revenues in the fourth quarter in excess of $5.0 million and have a positive earnings impact. While the Company expects the acquisition to provide increased revenues and incremental operating income in the future, there can be no assurance that actual results will be as anticipated. In addition, the acquisition expanded the Company’s product lines to include the CR Series and RS Series of continuous-feed print systems. In June of 2002, the Company reached an agreement with LexisNexis Matthew Bender for the establishment of the first major reference site for the Delphax high-speed CR Series publishing system. To date no other CR Series systems and only one RS Series system have been sold and there can be no assurance that such systems will be sold in the future.

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

The Company’s net sales and operating results may also fluctuate from quarter to quarter because (i) the Company’s sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and effect the timing and size of orders. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the Company’s operating costs are relatively fixed, variations in the timing of revenue recognition will result in significant fluctuations in operating results from period to period.

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

Revenue Recognition

On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101 Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the SEC staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001 and had no material impact on the Company’s operations or financial position.

Liquidity and Capital Resources

Working capital was $13.1 million at June 30, 2002, compared with $16.9 million at September 30, 2001. Of the $3.8 million decrease, approximately $15.1 million was a result of borrowing on the credit facility to purchase the Canadian subsidiary, partially offset by the current assets and current liabilities of the acquired entity. The Company’s inventory levels increased to $23.2 million at June 30, 2002, from $11.8 million at September 30, 2001. Inventory acquired from acquisition of the Canadian subsidiary comprised approximately $8.7 million of the increase. Accounts receivable increased to $11.3 million at June 30, 2002, from $10.1 million at September 30, 2001, with approximately $4.1 million of the increase due to the Canadian acquisition, offset by collection of receivables and lower second and third quarter equipment sales. Cash and short-term investments amounted to $978,000 at June 30, 2002, compared with $592,000 at September 30, 2001. The increase in cash and short-term investments was primarily due to the timing of borrowing and repaying amounts under the Company’s credit facility. Deferred revenue was $338,000 at June 30, 2002, compared with $1.1 million at September 30, 2001. This decrease was principally due to completion of deliveries under the equipment portion of the equipment contract with the significant customer that is described above and the earning of the related deferred revenue. As of June 30, 2002, deferred revenue was comprised primarily of unearned maintenance contract revenues.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at June 30, 2002, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

To finance the acquisition of the Canadian subsidiary on December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company, expiring December 19, 2004. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, also outstanding as of June 30, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment was $15.0 million as of June 30, 2002, and is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of June 30, 2002, revolving loans outstanding were $12.3 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum.

Principal payments on the term loan are due in installments of $250,000 on the last day of each March, June, September and December in each year commencing with June 30, 2002, with any remaining principal and interest due on December 19, 2004. Similarly, the revolving credit commitment will be permanently reduced by $250,000 on the last day of each March, June, September and December in each year commencing June 30, 2002.

Because June 30, 2002, was a Sunday, the scheduled reductions in both the term loan and the revolving credit commitment were effected on July 1, 2002. As of that date, outstanding term loans were paid down to $3.75 million and the revolving credit commitment was reduced to $14.75 million.

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3%. As of June 30, 2002, $2.8 million was outstanding as base rate loans and $13.5 million was outstanding as Eurodollar loans, at a weighted average interest rate of approximately 5.9%.

As of June 30, 2002, the Company was not in compliance with one of the financial covenants of the credit agreement. The lender has advised the Company that it is reserving all rights and remedies under the credit agreement and will consider further requests for loans on a case-by-case basis. Since the loan is in default, the lender could, but has not, declared the loans due and payable. Thus, the Company has classified the entire outstanding loan balance as a current liability.

The Company is engaged in discussions with the lender to determine remedies and renegotiate the terms of the credit agreement. While the Company believes it will be successful in renegotiating the terms of the credit agreement, there is no assurance that it will be. The Company’s ability to fund its future working capital requirements is dependent on successful completion of these negotiations.

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

The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date August 12, 2002	/s/ Jay A. Herman
Jay A. Herman
Chairman and Chief Executive Officer

Date August 12, 2002	/s/ Robert M. Barniskis
Robert M. Barniskis
Vice President and Chief Financial Officer