Form 10-Q/A
period 2002-09-30
DELPHAX TECHNOLOGIES INC
filed 2002-12-10
CIK 350692

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission file number                0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

(952) 939-9000

Registrant’s telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 5, 2002, there were 6,175,898 shares outstanding of Common Stock.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Delphax Technologies Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to amend Part I, Item 1 (Financial Statements) and Part I, Item 2 (Management’s Discussion and Analysis of Results of Operations and Financial Condition) contained in the Form 10-Q as filed on August 13, 2002 to restate the financial statements for the fiscal quarter ended June 30, 2002 to reflect the correction of an error in the consolidation of intercompany transactions between the parent corporation and its Canadian subsidiary, which was acquired in December 2001. The correction of the error reduces the Registrant’s net loss for the quarter ended June 30, 2002 to $0.00 per share, instead of a loss of $0.07 per share as originally reported. Other than information set forth in this amended report which is affected by that restatement, the information in the originally filed Form 10-Q is presented as filed therein and has not been updated in this amended filing. Without limiting the generality of the foregoing, with respect to any forward looking statements included in the Registrant’s original filing on August 13, 2002, the Registrant has not endeavored to update those statements and no implication may be drawn as to the validity of those statements by the fact that they are included in this Form 10-Q/A.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Condensed consolidated balance sheets — June 30, 2002 and September 30, 2001
Condensed consolidated statements of operations — Three and nine months ended June 30, 2002 and 2001
Condensed consolidated statements of cash flows — Nine months ended June 30, 2002 and 2001
Condensed notes to consolidated financial statements — June 30, 2002

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

SIGNATURES

CERTIFICATIONS

EXHIBITS

Exhibit 99.1	Certification pursuant to 18 U.S.C. §1350

PART I. FINANCIAL INFORMATION

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,
	2002	September 30,
	As Restated	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$903,938	$591,536
Short-term investments	74,550	—
Accounts receivable, less allowance for doubtful accounts of $122,186 and $51,749 as of June 30, 2002 and September 30, 2001, respectively	11,288,804	10,129,470
Inventory:
Raw materials and component parts	11,380,550	7,519,015
Work-in-progress	676,276	317,800
Finished goods	11,340,568	3,998,855

	23,397,394	11,835,670

Deferred income taxes	1,060,054	842,851
Other current assets	2,041,184	1,349,280

TOTAL CURRENT ASSETS	38,765,924	24,748,807

EQUIPMENT AND FIXTURES
Machinery and equipment	19,740,079	2,192,448
Furniture and fixtures	12,128,532	2,440,243
Leasehold improvements	7,766,071	309,932

	39,634,682	4,942,623
Less accumulated depreciation and amortization	35,075,492	3,904,814

	4,559,190	1,037,809

TOTAL ASSETS	$43,325,114	$25,786,616

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,
	2002	September 30,
	As Restated	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,893,014	$4,143,228
Accrued expenses	4,079,897	1,763,739
Income taxes payable	308,563	248,132
Current portion of bank note payable	16,274,371	595,000
Deferred revenue	338,339	1,053,893
Warranty reserves	313,835	—

TOTAL CURRENT LIABILITIES	25,208,019	7,803,992

TOTAL LIABILITIES	25,208,019	7,803,992

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding:
6,175,898 and 6,161,138 as of June 30, 2002 and September 30, 2001, respectively	617,588	616,114
Additional paid-in capital	17,059,838	17,010,008
Accumulated other comprehensive loss	(2,056,318)	(2,089,483)
Retained earnings	2,495,987	2,445,985

TOTAL SHAREHOLDERS’ EQUITY	18,117,095	17,982,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$43,325,114	$25,786,616

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2002		2002
	As Restated	2001	As Restated	2001

Sales:
Printing equipment	$2,345,341	$7,111,323	$12,035,974	$21,600,919
Maintenance, spares and supplies	11,185,673	3,903,899	26,339,621	11,221,707

NET SALES	13,531,014	11,015,222	38,375,595	32,822,626
Costs and Expenses:
Cost of sales	5,945,671	5,757,112	18,380,591	17,087,105
Selling, general and administrative	5,832,610	3,941,524	15,392,324	11,795,496
Research and development	1,708,238	680,235	4,194,553	2,031,819

	13,486,519	10,378,871	37,967,468	30,914,420

INCOME FROM SYSTEM SALES AND SERVICE	44,495	636,351	408,127	1,908,206
Interest expense	250,549	24,999	556,448	41,046
Interest income	(9,758)	(9,834)	(23,422)	(37,917)
Net realized exchange (gain) loss	(22,948)	34,236	(13,377)	143,831
Net unrealized exchange (gain)	(46,747)	(153,396)	(77,024)	(90,038)

(LOSS) INCOME BEFORE INCOME TAXES	(126,601)	740,346	(34,498)	1,851,284
Income tax (benefit) expense	(116,800)	288,330	(84,500)	710,487

NET (LOSS) INCOME	$(9,801)	$452,016	$50,002	$1,140,797

Basic and diluted (loss) earnings per common share	$(0.00)	$0.07	$0.01	$0.18
Weighted average number of shares outstanding during the period	6,171,365	6,169,038	6,164,267	6,175,938
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,171,365	6,203,568	6,349,815	6,232,896

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,

	2002
	As Restated	2001

OPERATING ACTIVITIES
Net income	$50,002	$1,140,797
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,194,185	272,400
Loss on disposal of equipment and fixtures	254,533	25,212
Forgiveness of executive officer note	—	135,186
Other	(5,923)	61,672
Changes in operating assets and liabilities:	—
Accounts receivable, net	(1,088,420)	(3,170,549)
Inventory	(11,549,399)	(319,386)
Other current assets	(1,130,093)	727,843
Accounts payable and accrued expenses	2,333,362	907,567
Deferred revenue	(717,814)	(3,033,242)
Warranty reserves	313,835	—

NET CASH USED IN OPERATING ACTIVITIES	(10,345,732)	(3,252,500)
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(4,966,277)	(463,069)
Purchase of short-term investments	(125,106)	(133,487)
Proceeds from sale of short-term investments	66,687	176,849

NET CASH USED IN INVESTING ACTIVITIES	(5,024,696)	(419,707)
FINANCING ACTIVITIES
Issuance of common stock	73,356	18,191
Repurchase of common stock	(22,050)	(78,383)
Borrowing on bank line of credit, net	15,679,371	1,895,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,730,677	1,834,808
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(47,847)	(30,731)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	312,402	(1,868,130)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	591,536	3,043,754

CASH AND CASH EQUIVALENTS, END OF PERIOD	$903,938	$1,175,624

Supplemental Schedule
Forgiveness of executive officer note	—	135,186

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	For the Three Months Ended			For the Nine Months Ended
	June 30,			June 30,

	2002			2002
	As Restated		2001	As Restated	2001

Numerator:
Net (loss) income	$(9,801)		$452,016	$50,002	$1,140,797

Numerator for basic and diluted earnings per share — (loss) income applicable to common shareholders	$(9,801)		$452,016	$50,002	$1,140,797
Denominator:
Denominator for basic earnings per share, weighted average shares	6,171,365		6,169,038	6,164,267	6,175,938
Dilutive potential common shares, employee stock options	—	a	34,530	185,548	56,958

Denominator for earnings per share, assuming dilution, adjusted weighted average shares	6,171,365		6,203,568	6,349,815	6,232,896
(Loss) earnings per common share	$(0.00)		$0.07	$0.01	$0.18
(Loss) earnings per common share, assuming dilution	(0.00)		0.07	0.01	0.18

a — No incremental shares related to options are included because the impact would be antidilutive.

NOTE C — Comprehensive Income

The components of comprehensive income, net of related tax, for the three- and nine-month periods ended June 30, 2002 and 2001 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2002		2002
	As Restated	2001	As Restated	2001

Net (loss) income	$(9,801)	$452,016	$50,002	$1,140,797
Foreign currency translation adjustment	100,059	(119,591)	33,165	(288,530)

Comprehensive income	$90,258	$332,425	$83,167	$852,267

NOTE D — Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction

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

New Name	Former Name	Country

Delphax Technologies Inc.	Check Technology Corporation	United States
Delphax Technologies Canada Ltd.	Check Technology Canada Ltd	Canada
Delphax Technologies Limited	Check Technology Limited	United Kingdom
Delphax Technologies S.A.	Check Technology France S.A	France

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

NOTE D — Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction (Continued)

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

Unaudited Pro Forma
Combined Summary Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,

	2002		2002
	As Restated	2001	As Restated	2001

Net sales	$13,531,014	$17,914,686	$44,059,851	$55,742,245
Net (loss) income	(9,801)	506,295	(318,075)	(10,506,858)
Basic and diluted (loss) earnings per common share	(0.00)	0.08	(0.05)	(1.71)

NOTE E — Credit Agreement

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

NOTE E — Credit Agreement (Continued)

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

NOTE F — Executive Loan

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

NOTE G — Closure of the Company’s Australian Subsidiary

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

NOTE H — Accounting for Derivative Instruments and Hedging Activities

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

NOTE I — Revenue Recognition in Financial Statements

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

NOTE J — Business Combinations and Goodwill and Other Intangible Assets

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

NOTE K — Impairment or Disposal of Long-Lived Assets

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

NOTE L — Restatement

The Company’s financial statements for the quarter ended June 30, 2002, and for the fiscal-year-to-date period then ended, have been restated from the amounts previously reported to correct an error in the consolidation of intercompany transactions between the parent corporation and its Canadian subsidiary, which was acquired in December 2001. The error resulted in an overstatement of cost of sales, the related income tax benefit and accounts payable, and an understatement of inventory. The effects of correcting this error are summarized below:

Statements of Operations — Restatement

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2002		June 30, 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Net sales	$13,531,014	$13,531,014	$38,375,595	$38,375,595
Cost of sales	6,635,960	5,945,671	19,070,880	18,380,591
Income from systems sales and service	(645,794)	44,495	(282,162)	408,127
Loss before income taxes	(816,890)	(126,601)	(724,787)	(34,498)
Income tax benefit	(358,400)	(116,800)	(326,100)	(84,500)
Net (loss) income	(458,490)	(9,801)	(398,687)	50,002
Basic and diluted (loss) earnings per common share	$(0.07)	$(0.00)	$(0.06)	$0.01

Balance Sheets — Restatement

	As of June 30, 2002

	As Previously
	Reported	As Restated

Inventory	$23,179,958	$23,397,394
Deferred income taxes (asset)	1,301,654	1,060,054
Accounts payable	4,365,867	3,893,014
Shareholders’ equity	17,668,406	18,117,095
Total assets/Total liabilities and shareholders’ equity	43,349,278	43,325,114

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2002		2002
	As Restated	2001	As Restated	2001

Sales:
Printing equipment	17.3%	64.6%	31.4%	65.8%
Maintenance, spares and supplies	82.7	35.4	68.6	34.2

NET SALES	100.0	100.0	100.0	100.0
Costs and Expenses:
Cost of sales	44.0	52.3	47.9	52.1
Selling, general and administrative	43.1	35.7	40.1	35.9
Research and development	12.6	6.2	10.9	6.2

	99.7	94.2	98.9	94.2

INCOME FROM SYSTEM SALES AND SERVICE	0.3	5.8	1.1	5.8
Interest expense	1.8	0.2	1.5	0.1
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
Net realized exchange (gain) loss	(0.2)	0.3	(0.0)	0.5
Net unrealized exchange (gain)	(0.3)	(1.3)	(0.2)	(0.3)

(LOSS) INCOME BEFORE INCOME TAXES	(0.9)	6.7	(0.1)	5.6
Income tax (benefit) expense	(0.8)	2.6	(0.2)	2.1

NET (LOSS) INCOME	(0.1)%	4.1%	0.1%	3.5%

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

The Company’s gross margin percentages for the third quarter and first nine months of fiscal 2002 were 56% and 52%, respectively, compared with 48% for both the quarter and fiscal-year-to-date periods in fiscal 2001. The improved margins are primarily due to the increase in consumables and supplies revenues generated by the Canadian acquisition. In general for fiscal 2002, the Company anticipates that its gross margin percentage will be slightly higher than it was for fiscal 2001.

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

Income tax benefit for the three months ended June 30, 2002 was $116,800, compared with income tax expense of $288,000 for the third quarter of fiscal 2001. For the nine months ended June 30, 2002, income tax benefit was $84,500, compared with income tax expense of $710,000 for the same period in fiscal 2001. The income tax benefit for fiscal 2002 reflects the estimated annual effective tax rate of 35% and the recognition of a previously reserved foreign net operating loss. Interim effective tax rates vary based on sources of income or loss and estimates of the annual effective tax rate for the fiscal year.

For the third quarter of fiscal 2002, the Company’s basic and diluted loss per share was $0.00, compared with basic and diluted earnings per share of $0.07 for the comparable prior year period. For the nine months ended June 30, 2002 and 2001, basic and diluted earnings per share were $0.01 and $0.18, respectively. The decline in earnings in both the three- and nine-months periods was primarily attributable to the significant decrease in equipment revenues as customers postponed equipment purchases in a period of continued economic uncertainty, significantly higher operating expense levels due to the acquisition of the Canadian subsidiary and interest on debt financing for the acquisition, only partially offset by the significantly higher maintenance spares and supplies revenues and related margins generated by the Canadian acquisition and the tax benefit for the fiscal 2002 periods.

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

Liquidity and Capital Resources

Working capital was $13.6 million at June 30, 2002, compared with $16.9 million at September 30, 2001. Of the $3.3 million decrease, approximately $15.1 million was a result of borrowing on the credit facility to purchase the Canadian subsidiary, partially offset by the current assets and current liabilities of the acquired entity. The Company’s inventory levels increased to $23.4 million at June 30, 2002, from $11.8 million at September 30, 2001. Inventory acquired from acquisition of the Canadian subsidiary comprised approximately $8.7 million of the increase. Accounts receivable increased to $11.3 million at June 30, 2002, from $10.1 million at September 30, 2001, with approximately $4.1 million of the increase due to the Canadian acquisition, offset by collection of receivables and lower second and third quarter equipment sales. Cash and short-term investments amounted to $978,000 at June 30, 2002, compared with $592,000 at September 30, 2001. The increase in cash and short-term investments was primarily due to the timing of borrowing and repaying amounts under the Company’s credit facility. Deferred revenue was $338,000 at June 30, 2002, compared with $1.1 million at September 30, 2001. This decrease was principally due to completion of deliveries under the equipment portion of the equipment contract with the significant customer that is described above and the earning of the related deferred revenue. As of June 30, 2002, deferred revenue was comprised primarily of unearned maintenance contract revenues.

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

DELPHAX TECHNOLOGIES INC.
Registrant

Date	December 9, 2002	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

Date	December 9, 2002	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer

CERTIFICATIONS

I, Jay A. Herman, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Delphax Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date	December 9, 2002	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer

I, Robert M. Barniskis, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Delphax Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date	December 9, 2002	/s/ Robert M. Barniskis

Robert M. Barniskis
Vice President and Chief Financial Officer