Form 10-K
period 2002-09-30
DELPHAX TECHNOLOGIES INC
filed 2002-12-30
CIK 350692

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X]	Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended September 30, 2002

Commission File Number: 0-10691

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
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 60 days.
YES  X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $18,218,899 at December 16, 2002 when the closing price of such stock, as reported by NASDAQ, was $2.95.

There were 6,175,898 shares outstanding of Registrant’s $.10 par value Common Stock as of December 16, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Commission in January 2003 for the Company’s Annual Meeting of Shareholders scheduled for March 20, 2003 are incorporated by reference into Part III.

This Form 10-K consists of 166 pages (including exhibits). The index is set forth on page 2.

PART I

Item 1. Business

Company Background

Delphax Technologies Inc., formerly Check Technology Corporation, (the Company) designs, manufactures, sells and services advanced print-production systems based on its exclusive electron beam imaging (EBI) technology. The Company also derives a substantial portion of its revenues from the sale of maintenance contracts, spare parts, supplies and consumable items. The Company’s printing systems personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications. The Company was formed in 1981 and began to ship its first system, the Model 2000 Checktronic®, in 1983. The original product concept for the Company was a computerized financial document production system, which integrated (i) automatic collation of checkbook components, (ii) high quality alphanumeric and graphics printing for customer personalization and bank address and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks.

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

The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions described above allowed lower cost production of small check orders (25 to 100 checks) that are typical in most markets outside the United States. This and an improvement in printing quality created a demand for the Company’s systems in many international markets. The Company opened its first subsidiary in England in 1983 and a subsidiary in France in 1987.

During 1998, the Company launched the Imaggia® MG20 system in response to the changing demands of security printers and on-demand printing applications worldwide. The Imaggia MG20 system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Company markets the Imaggia system to customers with high volume folio production and print-on-demand (POD) applications.

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

In July 2001, the Company announced introduction of the Imaggia II system. Faster, easier to use and supporting a larger media size than the Imaggia MG20 system, the Imaggia II system features a new flat-screen operator interface with the front-end data processing capacity to support production of truly variable data from sheet to sheet. The Company began shipping the Imaggia II system in the second quarter of fiscal 2002.

In December 2001, the Company, through a newly organized Canadian subsidiary, acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Acquired Company”). The Acquired Company was engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating the Acquired Company’s proprietary EBI technology. The Acquired Company was the supplier of the print engines used in a number of the Company’s products and was additionally the supplier of print engines for a number of non-competing original equipment manufacturers (OEM).

In April 2002, the Company announced the introduction of the CR Series of high-volume, roll-fed print production systems. The CR900 and CR1300 systems deliver 200 feet per minute throughput, and 300 feet per minute throughput, respectively, and feature high quality image and wide-format, duplex production at full 600 DPI print quality for publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. The Company completed its first sale of the CR Series in June 2002.

In April 2002, the Company also introduced the RS Series of roll-fed, sheet-output print production systems. The RS Series systems feature fast throughput, duplex production with a variety of built in finishing options for data and document centers, education, public utilities and the financial industry. The Company completed its first sale of the RS Series in June 2002.

As of September 30, 2002, the Company had an installed base of approximately 4,000 EBI systems located in more than 60 countries.

Products

Digital printing systems are classified as either “cut-sheet” or “continuous-feed” printers, depending on their paper-handling capabilities. Cut-sheet printers require the input of individual pre-cut sheets of paper, or base stock. Continuous-feed printers use rolls of paper or fan-folded stacks of paper, and are also known as “roll-fed” printers. Since the unbroken path of paper running through a roll-fed printer is known as a “web,” they are also frequently called “continuous-web printers” or simply “web printers.”

Roll-fed printers are ideal for high volume printing applications. It is not uncommon for a single roll of base stock to exceed 40,000 feet. Roll-fed print systems are limited to a single base stock per print job and often require more extensive post-print finishing processes.

Cut-sheet printers are generally not as fast as roll-fed printers as they are limited by the process of moving individual sheets of paper through the print engine at high speeds. Cut-sheet printers are designed for applications that require multiple base stock sources or variable overprint on pre-printed stocks, or where volume per print job is comparatively small.

The Company sells both cut-sheet and roll-fed printing systems that are currently used in a number of commercial printing applications: folio production, insurance claims, fulfillments, disbursements, publishing, direct mail and transactional processing. Folio production applications include the printing of checkbooks and financial payment coupon books. Insurance claims applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks. Disbursement applications include accounts payable checks and payroll checks. Publishing applications include the printing of books and manuals. Direct mail applications include the printing of personalized and mass-market mailings. Transactional processing applications include the printing of invoices and statements. These advanced print-production systems enable customers to utilize the speed, flexibility and efficiency advantages of EBI technology to easily and quickly transform various paper stocks into fully collated books, letters, checks and forms.

The Company’s digital print systems are based upon its exclusive EBI technology. Its flagship products, the CR Series and the Imaggia system, deliver industry-leading throughput for both roll-fed and cut-sheet printing environments. The systems are extremely versatile, providing unparalleled ability to handle a wide range of substrates, from ultra lightweight paper to heavy stock.

Cut-Sheet Print Production Systems. Currently, the Company’s premier cut-sheet printing system is the Imaggia, which offers best-in-class speed of 150 feet per minute at 600 DPI print quality. The Imaggia system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Imaggia print quality also meets the highest worldwide standards for MICR encoding on secure documents. The Company markets two models of the Imaggia system to customers for the high volume production of checks, financial documents, business forms and customized direct mail applications. The Imaggia system accommodates a wide range of substrates, from ultra lightweight paper to heavy stock and varying paper sizes up to 18.75 inches in width and 26 inches in length. The Imaggia system can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability and the consistency required to produce high quality documents while reducing production costs.

The Company’s other manufactured cut-sheet system is the Checktronic system. The Checktronic system uses a combination of EBI and impact technology. The Company markets four models of the Checktronic system to customers with medium to high volume folio production, insurance claim, fulfillment and disbursement applications. The Checktronic system operates at rated speeds of up to 120 pages per minute and can be purchased with advanced security/audit capability. It is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa.

The Company has an agreement with Océ Printing Systems GmbH for certain non-exclusive rights to sell (on a private label basis) and service two high-performance sheet-fed MICR and non-MICR printing systems manufactured by Océ. The

Company’s PS MICR systems line of products utilize electrophotography imaging technology, suitable for customers with medium to high volume folio production, insurance claim, fulfillment, disbursement and print-on-demand applications. The Model PS75 MICR operates at a rated speed of 75 pages per minute, while the Model PS155 operates at 155 pages per minute and has highlight color capabilities. The two PS MICR systems have both simplex and duplex operating modes.

Roll-Fed Print Production Systems. The Company’s premier roll-fed printing system is the CR Series high-volume, roll-fed production system which delivers an industry leading 300 feet per minute throughput and features high quality image and wide-format, duplex production at full 600 DPI print quality. The Company markets two models of the CR Series system to publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. The CR Series accommodates a wide range of substrates, from ultra lightweight paper to heavy stock and can be purchased with various output paper handling options. The CR Series of printers provides a high degree of flexibility, reliability and the consistency required to produce high quality printed output while reducing production costs.

The Company’s other manufactured roll-fed print system is the RS Series. The RS Series utilizes the Company’s EBI print technology to provide roll-fed duplex production at rated speeds of up to 330 pages per minute. The Company markets three models of the RS Series to customers that require quality, short-run, quick-turnaround printing. The system is well suited for the production of statements and transaction documents, coupons and tags, student information, explanation of benefits pamphlets and letter checks.

Finishing Units. In addition to document production systems, the Company manufactures a finishing system to complement its cut-sheet product line. The Foliotronic® system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with the Company’s print production systems, the Foliotronic system enables customers with folio production applications to transform blank paper stock into finished books.

Additional finishing systems are offered in conjunction with the Company’s cut-sheet and roll-fed products through various external supplier partnerships established by the Company in order to provide a complete printing solution to its customers when necessary. These additional finishing systems may provide such post-printing activities as batching, stacking, slitting, cutting, folding and binding depending upon the type of equipment and the application. Suppliers of finishing systems are required to meet stringent standards for quality, reliability and interoperability with the Company’s print production systems.

Service and Maintenance. Service and maintenance revenues result from the sale of maintenance contracts, proprietary consumable and supply items and spare parts to customers who have purchased the Company’s print engines and print-production equipment. Supplies are operating materials that are consumed during normal operation of the Company’s systems. Examples of these supplies are EBI print heads, which are consumed in creating the electronic image, erase rods, which are consumed in removing the electronic image, and toner, which is consumed in the printing of each document.

The Company employs customer engineers at each of its major service locations. For customers who purchase maintenance contracts after the warranty period, which is typically 90 days from customer acceptance of a system, the Company provides ongoing customer support through its service network, for which it charges for time and materials on an annual service contract basis. Some customers elect to provide their own maintenance and service on the systems they have purchased. Historically, warranty service expense has not been significant to the Company after the initial units of a new product have been placed with customers.

Sales and Marketing

Organization. The Company’s system sales are made predominantly through direct sales personnel based in the United States and Europe. Marketing activities for the Company and its subsidiaries are centralized at the Company’s headquarters in Minnetonka, Minnesota, USA. These activities include the development and implementation of product pricing, advertising and public relations strategies. In addition, the Company utilizes market research and market development resources to anticipate changes in the Company’s competitive environment.

United States Market. The Company’s traditional market for its products has been primarily the production of checks and other financial documents. With the expansion of its product offering as a result of the Canadian acquisition, the markets for the Company’s products has increased to include additional segments of the publishing, direct mail, and transactional processing markets.

The publishing market in the United States is comprised of two major segments; (i) long-run printing applications, and (ii) short-run printing applications referred to as POD applications. Long-run printing applications include newspapers, magazines, first edition book printing, consumer catalogs and greeting cards. POD applications include the production of checks and other financial documents, coursework textbooks, forms, newsletters, second edition paperback books, personalized catalogs, policy manuals, product catalogs and product manuals. The direct mail market is comprised of variable data printing applications including post cards, self-mailers, letters, flyers and personalized newsletters. The transactional processing market is comprised of variable data printing applications including bill and statement production, check writing, policy printing and security documents. The Company maintains an installed base of both cut-sheet and roll-fed print equipment in these markets.

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

Historically, the Company’s cut-sheet systems have been sold in the United States primarily to check printers, payment coupon producers, service bureaus and large corporations. These organizations all have requirements for the production of personalized encoded document packages such as small personal check orders, installment payment books, payroll, accounts payable and insurance claims checks. The Company’s roll-fed systems have been sold to publishers, direct mail printers, governments, service bureaus and commercial printers with POD and transactional processing applications. The Company expects to continue to increase its installed system base in the United States.

International Market. The market for the Company’s products outside the United States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on the Company’s products because of their automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the Company’s high quality MICR printing capabilities. As a result of these market factors, the Company has had success in penetrating the largest personal check production markets outside of the United States. These include Brazil, France, Mexico, Philippines, Spain and the United Kingdom. The Company believes additional opportunities exist for its products outside of the United States in the publishing, direct mail and transactional processing markets.

Competition

The Company’s products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of the Company’s competitors are well established and have significantly greater access to financial, technical and personnel resources. The Company believes sales of the CR Series and Imaggia systems are critical to its ability to remain competitive in the markets it serves, and is continuing to invest in the future success of these products with improved speed and print quality enhancements. See “Research and Development.”

Folio production involves the manufacture of checkbooks and payment coupon books. In the United States, check production is dominated by a small number of companies such as Deluxe Corporation (St. Paul, Minnesota), John H. Harland Company (Decatur, Georgia), Liberty Enterprises (St. Paul, Minnesota) and Clarke American (San Antonio, Texas), all of which are customers of the Company. These major customers establish competitive standards for alphanumeric print quality, MICR print quality and delivery time that must be met or surpassed in order to compete effectively in the United States personal check market. With the Checktronic system product line, the Company was able to establish itself only in the production of new account kits, money market checkbooks and other applications that do not require offset or letterpress quality. The Imaggia system was designed to provide entry into the United States check production market. The Company’s major competitors in the manufacture of checkbooks in the United States are Xerox (United States) and Océ (Germany).

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

International folio production markets, like the United States payment book production market, are also driven more by cost and production efficiency factors than by alphanumeric print quality standards. In addition, enforcement of high MICR standards by the clearing banks in most international markets makes MICR printing quality an extremely important competitive factor. The Company’s Checktronic system product line has found a high degree of acceptance in the international market segments because these systems provide the efficiency, production flexibility and MICR quality sought by the major check producers. The Company competes in the international marketplace with Troy (United States), Xerox, Océ and Nipson (France).

The centralized high volume production of insurance claims and check disbursements does not require extensive collation. For this reason, the Company finds many competitors in this market segment. Specific competitors include Xerox, Océ, Troy and IBM (United States). The Company’s products offer security and audit control, which for companies that generate many checks is a significant advantage as it restricts unauthorized access to data printed on the Company’s systems. The Company’s security/audit capability also physically tracks the total number of documents printed and maintains a running total of the dollar amounts printed in each run.

The publishing market, with its varied applications and specialized requirements, is highly competitive. Heidelberg (Germany), Nipson, Océ, IBM, Hitachi (Japan) and Xerox are currently the Company’s major competitors in the publishing market. The direct mail market is focused on high volume, low cost production. The Company’s major competitors in this market are IBM, Océ, Xerox and Scitex (United States). The transactional processing market demands high volume, low cost production and the capability to process variable data. IBM, Océ and Xerox are the Company’s major competitors in the transactional processing market.

Backlog

At December 9, 2002, the Company had a backlog of approximately $8.7 million, compared with a backlog of $9.9 million at December 3, 2001. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company’s backlog as of any particular date may not be representative of the Company’s actual sales for any succeeding fiscal period. During most of fiscal 2001, the Company had a significant backlog due to the January 2000 acceptance of a three-year Imaggia system and service contract, valued at approximately $40.0 million. Backlog declined throughout the year as scheduled deliveries were met and rebounded modestly with a follow-on contract with the customer in September 2001.

The Company’s equipment is manufactured to orders received, and to date, the Company has never been unable to meet a scheduled shipment date because of excessive order backlog. The Company expects that, from time to time, it will continue to have periods during which there may be little or no backlog.

Manufacturing and Sources of Supply

The Company has adopted a manufacturing process to enable it to produce a platform version of its major products that can be quickly configured to a customer’s specific order without rework. This process has enabled the Company to begin manufacturing without firm final orders. As a result, the Company has been able to reduce manufacturing parts and material inventories, and respond quickly to new orders.

The Company has begun consolidating all of its manufacturing and engineering operations at its facility in Mississauga, Ontario, and expects to complete the process in calendar 2003. Some of the components of the Company’s print production systems are manufactured by outside vendors, tested and then incorporated into the systems by Company employees. Most of the components are available from multiple sources, however, many of the critical components of the Company’s print systems would require redesign if new suppliers were used.

Research and Development

Since its formation, the Company’s research and development activities have been focused on the development of digital printing systems capable of producing, on a precision basis, financial documents at required speeds and volumes. The Company is continuing to develop the CR Series of roll-fed systems, which is targeted at customers with high volume publishing POD and direct mail applications. Development activities for the CR Series are focused on increasing throughput speed and enhancing print quality. The Company also continues to develop features for the Imaggia system, which is targeted at customers with high volume folio production and POD applications and has achieved its greatest success to date in the high volume United States check printing market. Software enhancements to improve the front-end data processing and serviceability of both the CR Series and Imaggia systems in the field are also important. In keeping with the Company’s philosophy of providing continuous improvement to the units operating in the field, most of the new capabilities of both the CR Series and the Imaggia can also be offered to existing customers in the field as upgrades. The Company expects that product-engineering efforts seeking further improvements and enhancements will be ongoing. The Company has also continued product engineering on its legacy product lines. The Company’s research and development expenditures were $5.7 million in fiscal 2002, $2.6 million in fiscal 2001 and $2.7 million in fiscal 2000.

Patents

In July 1997, the Company received a patent covering certain aspects of its Imaggia system. In prior years, the Company has received patents covering the Model 2000 Checktronic system, its fusing process and the autotaper for the Foliotronic system. With its Canadian acquisition in December 2001, the Company acquired a number of patents relating to EBI print technology, its print systems and components of such systems. In addition, the Company received certain rights to patents held by others for EBI print technology, its print systems and components of such systems. There is no assurance that such patents and rights to patents will afford the Company any competitive advantage. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its employees rather than on patents. Patents held by others may cover the Company’s printing systems, or components of such systems, in whole or part. Although the Company is not presently aware of any such patents, it could be required to obtain patent licenses in order to conduct its business.

Employees

As of December 16, 2002, the Company had 417 full-time and 8 part-time employees. Many of the Company’s employees are highly skilled, and the Company’s future success will depend, in part, upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

Item 2. Properties

The Company’s corporate offices are located in Minnetonka, a suburb of Minneapolis, Minnesota. The Company leases a 75,000 square foot building under a lease that expires on September 15, 2010. The annual rent is $420,000, increasing to $481,000 on September 15, 2005 and thereafter, plus operating expenses and real estate taxes incurred by the landlord.

The Company’s Canadian subsidiary leases two facilities totaling 202,916 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. The combined gross annual rent is $667,465, increasing to $712,549 in September 2003. The related lease agreements expire in 2005 and 2006, with various renewal options.

In addition, the Company leases office space for its European sales and service center in Crawley, England, under a lease which expires in 2013 and provides for annual lease payments of $180,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. The Company leases smaller office premises for its operations in France.

The Company believes that its current arrangements for facilities are more than adequate to meet its present needs and those for the foreseeable future. With the planned consolidation of the North American manufacturing and engineering operations at its Canadian subsidiary, the Company expects to have excess space available at its Minnetonka location and will be reviewing it options for bringing its facilities in line with current and projected needs.

Item 3. Legal Proceedings

The Company is involved in legal proceedings, which are routine litigation incident to its business. While it is impossible to estimate with certainty the ultimate legal and financial result of such litigation, management is of the opinion that while such litigation may have an impact on results of a particular reporting period, the ultimate disposition of such litigation will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

The names and ages of all of the Company’s executive officers and the positions held as of the date of this report are:

Executive Officers of the Company

Name	Position	Age
Jay A. Herman	Chairman and Chief Executive Officer	55
Robert M. Barniskis	Vice President, Chief Financial Officer	39
M. H. (Bill) Kuhn	Vice President, Customer Service	61
Bruce H. Malmgren	Vice President, Sales	58
Kevin R. Mitchell	Vice President, Sales and Marketing	53
Dieter P. Schilling	Vice President, Operations	47
Peter J. Wood	Vice President, Engineering	60

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

M. H. (Bill) Kuhn joined the Company as Vice President, Customer Service in November 2000. Mr. Kuhn’s previous experience in management and customer service, largely focused on the capital goods market, spans over 30 years, most recently, from 1997 to 2000 as Vice President, Global Customer Support for Grove Worldwide. Earlier in his career, Mr. Kuhn held increasingly more responsible roles with Hogue Equipment from 1986 to 1996, A. K. Equipment from 1980 to 1986 and Caterpillar from 1969 to 1980.

Bruce H. Malmgren was named Vice President, Sales in January 2002 after having held the position of Vice President, Sales and Marketing since November 2000. Since 1966, Mr. Malmgren served in successively more responsible sales and marketing positions, and sales and marketing management roles at various companies, most notably, Xerox Corporation from 1968 to 1990. Just prior to joining the Company, from 1995 to 2000, Mr. Malmgren was President of National Independent Billing, Inc. and Senior Vice President and National Sales Manager for Dataserv, Inc. from 1992 to 1994. Mr. Malmgren has announced his intention to leave the Company in February 2003.

Kevin R. Mitchell joined the Company in January 2002 as Vice President, Marketing. In December 2002, in addition to his marketing responsibilities, Mr. Mitchell assumed responsibility for worldwide sales and was named Vice President Sales and Marketing. Mr. Mitchell has over 30 years experience in developing and managing high-growth businesses with special expertise in creating effective marketing and branding strategies for growing companies with strong technology components. Prior to joining the Company, Mr. Mitchell was president and chief executive officer of HealthTechnics, Inc., an innovative provider of information and decision support solutions for the healthcare industry, and over his career has held various executive positions in sales and marketing.

Dieter P. Schilling was named Vice President, Operations in November 2000 after having held the position of Vice President of Operations and Customer Service since October 1989. From October 1986 until October 1989, he held the position of Vice President of Customer Service. Mr. Schilling joined the Company as Director of Field Services in 1985 and was promoted to Director of Customer Service in April of 1986. Previous to this, Mr. Schilling was a co-founder and President of Southern California Telephone, a telecommunications interconnect company, which was sold to American Telecommunications, Inc. in 1985.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock trades on the over-the-counter market and is quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “DLPX.” The following table sets forth for the periods indicated, the range of high and low closing prices per share as reported by NASDAQ. The NASDAQ bid quotations represent inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low

Year ended September 30, 2002
First quarter	$6.790	$3.050
Second quarter	7.500	4.600
Third quarter	7.100	3.800
Fourth quarter	4.590	2.750

Year ended September 30, 2001
First quarter	$4.563	$2.688
Second quarter	3.875	2.750
Third quarter	3.500	2.250
Fourth quarter	3.620	2.800

Stock Repurchase Program

In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. In the fiscal year ended September 30, 2001, the Company purchased 27,250 shares at a cost of $83,000, bringing the total purchased under the program to 197,750 shares at a cost of approximately $518,000. No shares were repurchased in fiscal 2002.

Holders

As of December 16, 2002, the Company had 285 holders of Common Stock of record.

Dividends

The holders of Common Stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

Equity Compensation Plan Information

The following table sets forth certain information as regarding outstanding options to purchase Common Stock as of September 30, 2002:

	Number of	Weighted-average	Number of securities
	securities to	exercise price of	remaining
	be issued	outstanding	available for
	upon	options, warrants	future issuance
	exercise of	and rights	under equity
	outstanding		compensation
	options		plans
	warrants and		(excluding
	rights		securities
reflected in
column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders:
The 1986 Plan	—	$—	188,660
The 1991 Plan	142,334	6.85	122,710
The 1997 Plan	670,950	3.28	41,417
The 2000 Plan	70,000	3.78	1,180,000

Equity compensation plans not approved by security holders:
None	—	—	—

	883,284	$3.89	1,532,787

Item 6. Selected Financial Data

	Year Ended September 30,

	2002	2001	2000	1999	1998

Consolidated Statements of Operations Data:

Net sales	$52,404,341	$43,078,427	$28,925,768	$22,308,000	$23,739,528
Net (loss) income	(2,391,562)	2,149,869	(290,437)	(1,614,387)	198,862
(Loss) earnings per common share - basic	(0.39)	0.35	(0.05)	(0.26)	0.03
(Loss) earnings per common share - diluted	(0.39)	0.35	(0.05)	(0.26)	0.03

Weighted average number of shares outstanding during the period (1)	6,167,199	6,174,411	6,146,630	6,129,225	6,273,756

Weighted average number of shares and equivalents outstanding during the period, assuming dilution (2)	6,167,199	6,227,724	6,146,630	6,129,225	6,289,872

Consolidated Balance Sheets Data:

Working capital	$24,048,453	$16,944,815	$15,036,839	$15,736,047	$17,634,271
Total assets	39,667,390	25,786,616	24,365,873	20,455,869	22,319,507
Long-term liabilities	13,008,217	—	—	—	35,059
Shareholders’ equity	15,799,623	17,982,624	15,923,236	16,706,060	18,567,126

(1)	Basic loss or earnings per share of Common Stock is computed by dividing the net loss or income for the period by the weighted average number of shares of Common Stock outstanding during the period.

(2)	Diluted loss or earnings per share of Common Stock is computed by dividing the net loss or income for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Consolidated Financial Statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and adjustments, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Inventory

The Company reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required. Conversely, if actual future demand or market conditions are more favorable than those projected by management, reserves in excess of those estimated to be required in the future may be released.

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. During the fiscal year ended September 30, 2002, the Company fully reserved its net deferred tax assets totaling $2,060,000, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Revenue Recognition

The Company recognizes revenue when systems are shipped or services are rendered. For spare parts, supplies and consumable items stored at customer sites, revenue is recognized when the inventory is used by the customer. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Customer billings in advance of system shipment are recorded as deferred revenue and recognized upon shipment of the system. Revenue on the Company’s PS MICR systems product line, manufactured by Océ and private-labeled by the Company, is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

Restructuring Initiatives

In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. See Note E of the Consolidated Financial Statements. As of September 30, 2002, the accrued liability for benefits payable in the future was $232,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan. In addition, subsequent to fiscal yearend, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. See Note K of the Consolidated Financial Statements. Currently, these operations are divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing function will continue to be based in the United States. The selling and customer service functions will remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.1 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. These restructuring expenses are wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, will be properly charged to operating expense in fiscal 2003. At the end of each quarter, management evaluates its estimates of costs to complete the restructuring initiatives. Differences, if any, between previous and revised cost estimates many result in a charge or credit to the Company’s results of operations.

Results of Operations

The Consolidated Statements of Operations for fiscal 2002 include the post-acquisition results of the business acquired by the Company on December 20, 2001. See Note E to the Consolidated Financial Statements.

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Year Ended September 30,

	2002	2001	2000

Sales:
Printing equipment	26.7%	64.5%	54.0%
Maintenance, spares and supplies	73.3	35.5	46.0

NET SALES	100.0	100.0	100.0

Costs and Expenses:
Cost of sales	48.7	50.8	49.3
Selling, general and administrative	41.9	35.1	42.3
Research and development	11.0	6.1	9.4

	101.6	92.0	101.0

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(1.6)	8.0	(1.0)

Interest expense	1.5	0.1	0.0
Interest income	(0.1)	(0.1)	(0.4)
Realized exchange (gain) loss	(0.4)	(1.3)	1.0
Unrealized exchange (gain) loss	(0.1)	1.6	0.0

(LOSS) INCOME BEFORE INCOME TAXES	(2.5)	7.7	(1.6)

Income tax expense (benefit)	2.1	2.7	(0.6)

NET (LOSS) INCOME	(4.6)%	5.0%	(1.0)%

The Company’s revenues are from sales of (i) document production systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the year ended September 30, 2002 (fiscal 2002), sales of document production equipment decreased 50% over the year ended September 30, 2001 (fiscal 2001), compared with an increase of 78% in fiscal 2001 over the year ended September 30, 2000 (fiscal 2000). The decrease in fiscal 2002 compared with fiscal 2001 and the increase in fiscal 2001 compared with fiscal 2000 were primarily due to significantly higher Imaggia sales in fiscal 2001 than in both fiscal 2002 and 2000. The Company sold 15 Imaggia systems in fiscal 2002, compared with 39 in fiscal 2001, and 22 in fiscal 2000. The Company attributes lower document production systems sales in fiscal 2002 compared with 2001 to uncertain economic conditions, which led customers to postpone capital equipment purchases. With the acquisition of the Canadian subsidiary in December 2001, the Company expanded its product lines to include the CR Series and the RS Series of roll-fed print systems. In June 2002, the Company reached an agreement with LexisNexis Matthew Bender for the establishment of the first major reference site for the Delphax high-speed CR Series publishing system. This installation, which currently includes two CR900P roll-fed digital publishing systems capable of producing 900 pages per minute, is significant in that it represents the Company’s initial step into the publishing market.

For some time, the Company has held a dominant position in many of the international markets in which its Checktronic equipment is sold. Demand for the Checktronic system product line has softened in these international markets and revenues from this product line are now largely dependent on sales of system upgrades and refurbished Checktronics, rather than new Checktronics, to emerging markets such as Latin America, Asia and Africa. The present uncertain economic environment in many of the countries within these emerging markets has limited the Company’s current opportunities to sell high-end capital equipment into those regions. Combined sales of all other product lines, including the Checktronic, were flat in fiscal 2002, compared with fiscal 2001 and fiscal 2000.

Revenues from maintenance contracts, spare parts, supplies and consumable items increased 152% in fiscal 2002 over fiscal 2001, compared with a 15% increase in fiscal 2001 over fiscal 2000. The significant increase in fiscal 2002, compared with 2001, was due primarily to incremental revenues from the fiscal 2002 acquisition of the Canadian subsidiary, which contributed $17.7 million of the $23.2 million total increase in revenues from maintenance contracts, spare parts, supplies and consumable items. The other $5.4 million increase in fiscal 2002 over fiscal 2001 and the $2.0 million increase in fiscal 2001 over fiscal 2000 were primarily due to the significant increases in the installed base of Imaggia systems year to year. The Company expects revenues from maintenance contracts, spare parts, supplies and consumable items to increase in fiscal 2003 consistent with expected additions to the installed base, and to include the effect of owning the Canadian subsidiary for the full fiscal 2003.

The Company’s gross margin percentage in fiscal 2002 was 51%, compared with 49% and 51% in fiscal 2001 and fiscal 2000, respectively. The increase in gross margin percentage for fiscal 2002, compared with fiscal 2001, was primarily due to the increase in revenues from maintenance contracts, spares parts, supplies and consumable items generated by the Canadian acquisition. The decrease in gross margin percentage for fiscal 2001, compared with fiscal 2000, was primarily due to the shift in the product mix from the Checktronic system product line to the Imaggia system product line, coupled with lower margins on the increased level of service revenues. In addition, in the fourth quarter of fiscal 2001, the Company recorded a non-recurring supplier price adjustment, which for the quarter added approximately 4 points to gross margin. The Company anticipates that its gross margin percentage in fiscal 2003 will be somewhat higher than in fiscal 2002 due to programs in place to improve margins on revenues from maintenance contracts, spare parts, supplies and consumable items, which are expected to comprise a larger portion of total revenues in fiscal 2003.

Selling, general and administrative expenses increased $6.9 million in fiscal 2002, compared with fiscal 2001, and were $2.9 million higher in fiscal 2001 than in fiscal 2000. As a percentage of net sales, these expenses were 41% for fiscal 2002, 35% for fiscal 2001 and 42% for fiscal 2000. Increased expense levels in fiscal 2002 compared with fiscal 2001 were due to the acquisition of the Canadian subsidiary and an increase in employees, principally in customer service, to support the larger installed base. Similarly, for fiscal 2001 compared with fiscal 2000, higher expense levels, though a smaller percentage of net sales, were due to the increase in employees and associated expenses required to support the increase in total revenues. For fiscal 2001, approximately $1.3 million of the total increase was due to expansion of the field force supporting the higher installed base of the Imaggia system. The Company anticipates that its selling, general and administrative expenses in fiscal 2003 may continue to increase to support the projected growth in total revenues, but at a rate less than the projected total revenue rate of growth.

Research and development expenses increased significantly, to $5.7 million in fiscal 2002, from $2.6 million in 2001, and increased as a percentage of net sales from 6% to 11%. The increase is primarily due to the acquisition of the Canadian subsidiary in fiscal 2002. Research and development expenses in fiscal 2001 were only slightly lower, compared with fiscal 2000, and decreased year to year as a percentage of net sales. Research and development expenses are expected to increase in fiscal 2003.

Interest expense in fiscal 2002 was $769,000, compared with $53,000 in fiscal 2001, due to the Company borrowing to finance the acquisition of the Canadian subsidiary and, to a lesser extent, to fund increases in inventory in fiscal 2002. Net interest expense was $13,000 in fiscal 2001, compared with net interest income of $117,000 in fiscal 2000. The significant shift to a net interest expense position in fiscal 2001 was due to current fiscal year borrowing against the bank credit facility to fund operating activities in fiscal 2001, which was not necessary in fiscal 2000.

The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange gain for fiscal year 2002 was $252,000. The net transactional exchange losses for fiscal years 2001 and 2000 were $110,000 and $293,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected on the Company’s Statements of Shareholder’s Equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The Company anticipates that it will continue to have transactional and translational foreign exchange gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

The Company recorded an income tax expense of $1.1 million on a loss before income taxes of $1.3 million. The income tax expense for fiscal 2002 reflects the estimated annual effective tax rate of 35% and an increase in the valuation allowance to fully reserve the net deferred tax assets. The Company fully reserved its net deferred tax assets totaling $2,060,000, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. The Company recorded an income tax expense of 35% in fiscal 2001, compared with an income tax benefit of 37% in fiscal 2000. The income tax expense for fiscal 2001 compared with fiscal 2000 changed as a percentage primarily because the Company generated pre-tax earnings in fiscal 2001 and incurred pre-tax losses in fiscal 2000.

Net loss for fiscal 2002 was $0.39 per share, compared with net income of $0.35 per share for fiscal 2001 and net loss of $0.05 per share for fiscal 2000. The net loss for fiscal 2002, compared with net income for fiscal 2001, was due to significantly lower equipment sales and significantly higher expense levels primarily due to the acquisition of the Canadian subsidiary, only partially offset by the significantly higher revenues from maintenance contracts, spare parts, supplies and consumable items, also primarily due to the Canadian acquisition. The fiscal 2002 net loss was exacerbated by the fiscal 2002 income tax expense due to the Company recording a full valuation allowance against its net deferred tax assets. The Company was profitable in fiscal 2001, compared with fiscal 2000, due to the increase in document production systems revenues and lower foreign exchange losses, offset by the effect of reduced gross margins, increased selling, general and administrative expenses and fiscal 2001 interest expense versus fiscal 2000 interest income.

In fiscal 2001, the Company determined that the market served by its Australian subsidiary could be served more profitably by alternative means, including independent distributors and sales agents, developed a formal exit plan to cease operations of the subsidiary as of September 30, 2001 and recorded a one-time charge to $215,000. By closing the subsidiary, the Company anticipated eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenues from Pacific Rim customers as a result of this change. Operations ceased as of December 31, 2001.

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. Currently, these operations are divided between the facilities in the United States and Canada. The Company's worldwide headquarters and marketing function will continue to be based in the United States. The selling and customer service functions will remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.1 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. These restructuring expenses are wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, will be properly charged to operating expense in fiscal 2003. This action is expected to eliminate annual operating expenses of $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders. The cost savings could have an impact on operating results as early as the Company’s fiscal 2003 third quarter ending June 30, 2003.

Market Risk

The Company has foreign subsidiaries in Canada, the United Kingdom and France. The Company does business in more than 60 countries and generates approximately 25% of its revenues from outside North America. The Company’s ability to sell its products in these foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company’s net investment in its foreign subsidiaries was $7.2 million and $5.7 million at September 30, 2002 and 2001, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the fiscal year ended September 30, 2002. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2002 and 2001, the Company did not enter into any foreign exchange contracts and does not currently anticipate entering into any such contracts.

Interest Rate Risk

Substantially all of the Company's debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in fiscal 2002 and fiscal 2001 of approximately $118,000 and $9,000, respectively.

Factors Affecting Results of Operations

The Company’s revenues are subject to fluctuations, which may be material. The Company’s net sales and operating results may fluctuate from quarter to quarter because (i) the Company’s sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the Company’s operating costs are relatively fixed, variations in the timing of revenue recognition will result in significant fluctuations in operating results from period to period.

On December 20, 2001, the Company acquired substantially all of the North American business assets of Delphax Systems, which is located in suburban Toronto, Ontario and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating proprietary EBI technology. It is the supplier of the print engines used in a number of the Company’s products. For fiscal 2002, the acquisition contributed approximately $17.7 million in incremental revenues. While the Company expects the acquisition to provide increased revenues and incremental operating income in the future, there is no assurance that actual results will be as anticipated. In addition, the acquisition expanded the Company’s product lines to include the CR Series and RS Series of roll-fed print systems. In June 2002, the Company reached an agreement with LexisNexis Matthew Bender for the establishment of the first major reference site for the Delphax high-speed CR Series publishing system. To date, a limited number of CR Series systems and only one RS Series system have been sold and there can be no assurance that such systems will be sold in the future.

In January 2000, the Company entered into a three-year equipment and service contract with a significant customer. Equipment deliveries under the contract began in the second quarter of fiscal 2000 and concluded in the third quarter of fiscal 2001. In the fourth quarter of fiscal 2001, the Company executed a new equipment and service contract with this customer. Equipment deliveries under the most recent contract concluded in the second quarter of fiscal 2002. Revenues from this customer have been significant, representing 28%, 57% and 32% of total revenues for fiscal 2002, 2001 and 2000, respectively. The Company anticipates that revenues from this customer will also be significant in fiscal 2003, but to a lesser extent than in fiscal 2002.

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

As discussed below under the heading “Liquidity and Capital Resources,” the Company is dependent on its bank credit facility to fund its operations. That facility currently matures on December 31, 2003. The Company’s ability to maintain working capital depends on its compliance with the amended credit facility and on being able to extend or replace that facility when it matures. The Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

Liquidity and Capital Resources

Working capital was $24.0 million at September 30, 2002, compared with $16.9 million at September 30, 2001. The $7.1 million increase, was primarily due to the acquisition of the assets and certain liabilities of the Canadian subsidiary, partially offset by an increase in the current portion of debt, also due to the acquisition. The Company’s inventory levels increased to $20.9 million at September 30, 2002, from $11.8 million at September 30, 2001. Inventory acquired from acquisition of the Canadian subsidiary comprised approximately $8.7 million of the increase. Accounts receivable increased to $10.7 million at September 30, 2002, from $10.1 million at September 30, 2001, with approximately $4.1 million of the increase due to the Canadian acquisition, offset by collection of receivables and lower fiscal 2002 equipment sales. Cash and short-term investments amounted to $1.8 million at September 30, 2002, compared with $592,000 at September 30, 2001. The increase in cash and short-term investments was primarily due to the timing of borrowing and repaying amounts under the Company’s credit facility. Deferred revenue was $490,000 at September 30, 2002, compared with $1.1 million at September 30, 2001. This decrease was principally due to completion of deliveries under the equipment portion of the contract with the significant customer that is described above and the recognition of the related deferred revenue. As of September 30, 2002, deferred revenue was comprised primarily of unearned maintenance contract revenues.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at September 30, 2002, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

To finance the acquisition of the Canadian subsidiary on December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $3.5 million of which remained outstanding as of September 30, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment was $14.5 million as of September 30, 2002, and in December 2002 was reduced to $12.5 million. It is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of September 30, 2002, revolving loans outstanding were $11.8 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum.

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3.0%. As of September 30, 2002, $280,000 was outstanding as base rate loans and $15.0 million was outstanding as Eurodollar loans, at a weighted average interest rate of approximately 6.5%. Effective December 18, 2002, the applicable interest rates increased to prime plus 1.0% and to adjusted LIBOR plus 4.0%.

As of September 30, 2002, the Company was not in compliance with certain financial covenants of its credit agreement with its bank lender. The lender entered into a forbearance agreement with the Company on September 9, 2002, which was extended on October 18, 2002. On December 18, 2002, the lender and the Company amended the agreement and the lender waived the prior defaults. Under the amendment, installment payments of $250,000 are due on the term loan on December 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003, and the balance of the term loans will be due on December 31, 2003. The amendment reduces the revolving credit commitment to $11.5 million effective on January 1, 2003 and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. As of December 31, 2002, the balance due on the credit facility will be a current liability. The Company believes, but cannot assure, that it will be able to fully meet the terms of the amended credit agreement. The Company’s ability to fund its future working capital requirements beyond December 31, 2003 is dependent upon its ability to extend or renegotiate financing at the end of that current term of the facility. The Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The qualitative and quantitative disclosures about market risk are included in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company and its subsidiaries are included in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Reference is made to the section entitled “Election of Directors” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2003.

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company’s Common Stock.

Item 11. Executive Compensation

Reference is made to the section entitled “Executive Compensation” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Reference is made to the section entitled “Security Ownership of Principal Shareholders and Management” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2003.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

The Company’s Chairman and Chief Executive Officer, Jay A. Herman, and Vice President and Chief Financial Officer, Robert M. Barniskis, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

     (b)  Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-K.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

The following consolidated financial statements of Delphax Technologies Inc. and subsidiaries are submitted in a separate financial statement section of this report.

Financial Statement Schedules

Number	Description	Page

Schedule II	Valuation and Qualifying Accounts and Reserves	47

All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

Reports on Form 8-K

The Company filed the following report on Form 8-K during the three months ended September 30, 2002:

September 11, 2002 — Form 8-K: Item 5. Other Events and Regulation FD Disclosure — Notice of the Company entering into a forbearance agreement with its bank lender related to a previously disclosed default under its credit agreement with the bank

September 27, 2002 — Form 8-K: Item 5. Other Events and Regulation FD Disclosure — Agreement between the Company and Shareholders and Amendment No. 1 dated September 23, 2002 to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.

Exhibits

Number	Description	Page or Incorporated by Reference from

3.1	Restated Articles of Incorporation	Exhibit 3.1 filed herewith

3.2	Amended Bylaws	Exhibit 3.2 filed herewith

4.1	Specimen of the Company’s Common Stock Certificate	Exhibit 4.1 filed herewith

10.1	Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985

10.2	Credit Agreement dated December 20, 2001 among Check Technology Canada Ltd., Check Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.0 to Report on Form 8-K dated January 3, 2002

10.2.1	First Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.2.1 filed herewith

10.3	1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1986

10.4	Form of Indemnification Agreement that the Company has entered into with officers and directors.	Exhibit 10.4 filed herewith

10.5	Employment Agreement as of October 1, 2000 between the Company and Jay A. Herman	Exhibit 10.5 for Form 10-K for the fiscal year ended September 30, 2000

10.6	1991 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 1991

10.7	Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1994

10.8	1997 Stock Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1997

10.9	Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1997

10.10	2000 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 2001

Number	Description	Page or Incorporated by Reference from

10.11	Agreement between the Company and Fred H. and Annette J. Brenner	Exhibit 99.1 to Form 8-K dated September 23,2002

10.12	Amendment No. 1 dated September 23, 2002 to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 99.2 to Form 8-K dated September 23,2002

10.13	Timberlea Boulevard Lease for facility in Mississauga, Ontario	Exhibit 10.13 filed herewith

10.14	Tomken Road Lease for facility in Mississauga, Ontario	Exhibit 10.14 filed herewith

10.15	Sub-lease of Timberlea Boulevard facility in Mississauga, Ontario	Exhibit 10.15 filed herewith

21	List of Subsidiaries	Exhibit 21 filed herewith

23.1	Consent of Independent Auditors	Exhibit 23.1 filed herewith

99.1	Certificate pursuant to 18 U.S.C. 1350	Exhibit 99.1 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.

Dated:	December 19, 2002	By:	/s/ Jay A. Herman

Jay A. Herman Chairman and Chief Executive Officer

Dated:	December 19, 2002	By:	/s/ Robert M. Barniskis

Robert M. Barniskis Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay A. Herman	President, Chairman of the Board	December 19, 2002
(Principal Executive Officer)
Jay A. Herman

/s/ Robert M. Barniskis	Vice President, Chief Financial Officer	December 19, 2002
(Principal Financial and Accounting Officer)
Robert M. Barniskis

/s/ R. Stephen Armstrong	Director	December 19, 2002

R. Stephen Armstrong

/s/ Gary R. Holland	Director	December 19, 2002

Gary R. Holland

/s/ Earl W. Rogers	Director	December 19, 2002

Earl W. Rogers

CERTIFICATIONS

I, Jay A. Herman, Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Delphax Technologies Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	December 27, 2002	By:	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

I, Robert M. Barniskis, Vice President and Chief Financial Officer certify that:

1.	I have reviewed this annual report on Form 10-K of Delphax Technologies Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	December 27, 2002	By:	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c), and (d)

List of Financial Statements and Financial Statement Schedule

Financial Statement Schedule

Certain Exhibits

Year Ended September 30, 2002

Delphax Technologies Inc.

Minnetonka, Minnesota

Form 10-K — Item 15(a)(1) and (2)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are included in Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets — September 30, 2002 and 2001

     Consolidated Statements of Operations — The years ended September 30, 2002, 2001 and 2000

     Consolidated Statements of Shareholders’ Equity — The years ended September 30, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows — The years ended September 30, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements — September 30, 2002

The following Consolidated Financial Statement Schedule of Delphax Technologies Inc. and subsidiaries is included in Item 15(d):

Number	Description

Schedule II	Valuation and Qualifying Accounts and Reserves

All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Delphax Technologies Inc.

We have audited the accompanying consolidated balance sheets of Delphax Technologies Inc. (formerly Check Technology Corporation) and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphax Technologies Inc. and subsidiaries at September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP
Minneapolis, Minnesota
November 18, 2002 (except with respect to the matter discussed in Note F, as to which the date is December 18, 2002)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,717,973	$591,536
Short-term investments	78,430	—
Accounts receivable, less allowance for doubtful accounts of $253,106 and $51,749 as of September 30, 2002 and 2001, respectively	10,712,889	10,129,470

Inventory:
Raw materials and component parts	13,602,964	7,519,015
Work-in-progress	597,388	317,800
Finished goods	6,672,664	3,998,855

	20,873,016	11,835,670

Deferred income taxes	—	842,851
Other current assets	1,525,695	1,349,280

TOTAL CURRENT ASSETS	34,908,003	24,748,807

EQUIPMENT AND FIXTURES
Machinery and equipment	4,853,798	2,192,448
Furniture and fixtures	3,057,896	2,440,243
Leasehold improvements	2,386,996	309,932

	10,298,690	4,942,623

Less accumulated depreciation and amortization	5,539,303	3,904,814

	4,759,387	1,037,809

TOTAL ASSETS	$39,667,390	$25,786,616

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,284,465	$4,333,400
Accrued expenses	3,269,531	1,573,567
Income taxes payable	482,197	248,132
Current portion of bank credit facility	2,300,000	595,000
Current portion of capital leases	33,361	—
Deferred revenue	489,996	1,053,893

TOTAL CURRENT LIABILITIES	10,859,550	7,803,992

Long-term portion of bank credit facility	12,980,000	—
Long-term portion of capital leases	28,217	—

TOTAL LIABILITIES	23,867,767	7,803,992

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding:
6,175,898 and 6,161,138 as of September 30, 2002 and 2001, respectively	617,590	616,114
Additional paid-in capital	17,039,945	17,010,008
Accumulated other comprehensive loss	(1,912,335)	(2,089,483)
Retained earnings	54,423	2,445,985

TOTAL SHAREHOLDERS’ EQUITY	15,799,623	17,982,624

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,667,390	$25,786,616

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2002	2001	2000

Sales:
Printing equipment	$13,973,365	$27,803,639	$15,625,836
Maintenance, spares and supplies	38,430,976	15,274,788	13,299,932

NET SALES	52,404,341	43,078,427	28,925,768

Costs and Expenses:
Cost of sales	25,518,803	21,917,827	14,250,568
Selling, general and administrative	21,963,686	15,100,284	12,235,438
Research and development	5,736,140	2,635,198	2,722,404

	53,218,629	39,653,309	29,208,410

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(814,288)	3,425,118	(282,642)

Interest expense	768,843	52,564	8,214
Interest income	(50,780)	(39,328)	(125,243)
Realized exchange (gain) loss	(220,699)	(542,623)	279,068
Unrealized exchange (gain) loss	(31,090)	652,636	13,756

(LOSS) INCOME BEFORE INCOME TAXES	(1,280,562)	3,301,869	(458,437)

Income tax expense (benefit)	1,111,000	1,152,000	(168,000)

NET (LOSS) INCOME	$(2,391,562)	$2,149,869	$(290,437)

Basic and diluted (loss) earnings per common share	$(0.39)	$0.35	$(0.05)

Weighted average number of shares outstanding during the period	6,167,199	6,174,411	6,146,630

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,167,199	6,227,724	6,146,630

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock		Additional	Other
			Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total

Balance, September 30, 1999	6,154,157	$615,416	$16,861,417	$(1,184,070)	$413,297	$16,706,060
Comprehensive loss:
Net loss	—	—	—	—	(290,437)	(290,437)
Translation adjustment	—	—	—	(784,666)	—	(784,666)

Total comprehensive loss						(1,075,103)

Exercise of stock options, including tax benefit of $13,761	37,983	3,798	138,449	—	—	142,247
Issuance of common stock	5,838	584	15,106	—	—	15,690
Vesting of restricted stock	—	—	—	—	86,630	86,630
Cancellation of restricted stock including a tax expense of $23,289	(7,000)	(700)	(41,402)	—	—	(42,102)
Forgiveness of executive officer note	—	—	89,814	—	—	89,814

Balance, September 30, 2000	6,190,978	619,098	17,063,384	(1,968,736)	209,490	15,923,236
Comprehensive income:
Net income	—	—	—	—	2,149,869	2,149,869
Translation adjustment	—	—	—	(120,747)	—	(120,747)

Total comprehensive income						2,029,122

Issuance of common stock	4,410	441	17,750	—	—	18,191
Cancellation of stock	(27,250)	(2,725)	(80,520)	—	—	(83,245)
Tax benefit related to exercise of stock options	—	—	31,885	—	—	31,885
Vesting of restricted stock	—	—	—	—	86,626	86,626
Cancellation of restricted stock including a tax expense of $36,927	(7,000)	(700)	(65,100)	—	—	(65,800)
Forgiveness of executive officer note	—	—	42,609	—	—	42,609

Balance, September 30, 2001	6,161,138	616,114	17,010,008	(2,089,483)	2,445,985	17,982,624
Comprehensive income:
Net loss	—	—	—	—	(2,391,562)	(2,391,562)
Translation adjustment	—	—	—	177,148	—	177,148

Total comprehensive loss						(2,214,414)

Issuance of common stock	4,410	441	13,450	—	—	13,891
Exercise of stock options, including tax benefit of $4,649	17,350	1,735	37,837	—	—	39,572
Cancellation of restricted stock	(7,000)	(700)	(21,350)	—	—	(22,050)

Balance, September 30, 2002	6,175,898	$617,590	$17,039,945	$(1,912,335)	$54,423	$15,799,623

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2002	2001	2000

OPERATING ACTIVITIES
Net (loss) income	$(2,391,562)	$2,149,869	$(290,437)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,898,142	343,870	388,145
Loss (gain) on disposal of equipment and fixtures	20,104	(4,171)	35,423
Forgiveness of executive officer note	—	135,186	89,814
Other	(4,720)	82,564	71,313
Changes in operating assets and liabilities:
Accounts receivable, net	3,507,432	(4,718,577)	(2,285,884)
Inventory	(737,868)	(91,073)	(1,494,726)
Other current assets	740,731	868,221	(889,700)
Accounts payable and accrued expenses	1,365,168	1,033,774	2,070,076
Deferred revenue	(566,989)	(2,261,056)	2,884,708

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,830,438	(2,461,393)	578,732

INVESTING ACTIVITIES
Business acquisition	(16,673,000)	—	—
Purchase of equipment and fixtures	(642,531)	(526,349)	(394,533)
Proceeds from sale of equipment and fixtures	—	27,492	24,964
Purchase of short-term investments	(146,817)	(132,563)	(718,519)
Proceeds from sale of short-term investments	68,387	248,663	781,252

NET CASH USED IN INVESTING ACTIVITIES	(17,393,961)	(382,757)	(306,836)

FINANCING ACTIVITIES
Issuance of common stock	53,463	18,191	157,938
Repurchase of common stock	(22,050)	(149,045)	(52,497)
Repayment of note receivable from stock sale	—	11,028	10,394
Borrowing on bank credit facility, net	14,685,000	595,000	—
Principal payments on capital lease obligations	(6,203)	—	(36,156)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,710,210	475,174	79,679
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,250)	(83,242)	(190,439)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,126,437	(2,452,218)	161,136
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	591,536	3,043,754	2,882,618

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,717,973	$591,536	$3,043,754

Supplemental disclosure of non-cash activities
Forgiveness of executive officer note	$—	$135,186	$89,814
Purchase of equipment through capital lease obligations	67,781	—	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

September 30, 2002

Note A — Summary of Significant Accounting Policies

Nature of Operations: Delphax Technologies Inc.’s business is the design, manufacture and sale of document production systems and the sale of maintenance contracts, spare parts, supplies and consumable items. The systems can collate, personalize and encode documents into packages tailored to the customers’ requirements. The systems are sold through the Company and its subsidiaries in the United Kingdom and France. A significant portion of the total revenues of the Company is related to service and support provided after the sale. The Company has a significant presence in the international check production marketplace in Europe, Latin America, Asia and the Middle East.

Principles of Consolidation: The financial statements include the accounts of the Company and its wholly owned subsidiaries, Delphax Technologies Canada Ltd., Delphax Technologies Limited, Delphax Technologies S.A. and Check Technology Pty Limited (which ceased operations as of December 31, 2001). All significant intercompany accounts and transactions have been eliminated.

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

Equipment and Fixtures: Equipment and fixtures are stated on the basis of cost and include the cost of assets held under capital lease obligations. Demonstration equipment not expected to be resold is carried in equipment on a cost basis. Depreciation is provided on the straight-line method over estimated useful lives of 3 to 5 years for machinery and equipment and furniture and fixtures, and over 10 years or the expected term of the lease, if shorter, for leasehold improvements. Amortization expense of items under capital lease is included in depreciation expense.

Revenue Recognition: Revenue is recognized when systems are shipped or services are rendered. For spare parts, supplies and consumable items stored at customer sites, revenue is recognized when the inventory is used by the customer. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Customer billings in advance of system shipment are recorded as deferred revenue and recognized upon shipment of the system. Revenue on the Company’s PS MICR systems product line, manufactured by Océ and private-labeled by the Company, is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

Foreign Currency Translation: The financial statements of the Company’s wholly owned subsidiaries in the United Kingdom and France are measured in their respective functional currencies before translating to U.S. dollars. Gains and losses resulting from the translation are recorded as a component of shareholders’ equity. The functional currency of the Canadian subsidiary is the U.S. dollar.

Income Taxes: The liability method is used to account for income tax expense. Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The deferred tax asset is reduced by a valuation allowance to a net amount which the Company believes it more likely than not will realize, based on the Company’s estimates of its future taxable income and the expected timing of temporary difference reversals. Investment tax credits are accounted for under the flow-through method, thereby reducing income taxes in the year in which the credits are realized.

Stock-Based Compensation: The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No.123, Accounting for Stock-Based Compensation (SFAS 123).

Earnings or Loss per Share: Basic earnings or loss per share amounts are determined based on the weighted average common shares outstanding, while the diluted earnings per share amounts also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings or loss per share calculation is as follows:

	2002	2001	2000

Denominator for basic earnings per share, weighted average shares	6,167,199	6,174,411	6,146,630

Effect of dilutive securities:
Employee stock options	—	53,313	—

Dilutive potential common shares	—	53,313	—

Denominator for diluted earnings per share, adjusted weighted average shares	6,167,199	6,227,724	6,146,630

Employee stock options totaling 162,508 and 139,006 in 2002 and 2000, respectively, were excluded from diluted weighted average shares because their impact would be antidilutive.

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

Revenue Recognition in Financial Statements: On December 3, 1999, the Securities and Exchange Commission issued SEC Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff’s views on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 was effective for the Company in the fourth quarter of fiscal 2001 and had no material impact on the Company’s operating results or financial position.

Business Combinations and Goodwill and Other Intangible Assets: On June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, clarifies the criteria for recognizing intangible assets separately from goodwill and is effective for business combinations completed subsequent to June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001 and is required to be adopted for all prior acquisitions in years beginning after October 1, 2002, our fiscal 2003. SFAS 141 has been applied in accounting for the acquisition of the Canadian subsidiary described in Note E. SFAS 142 had no material effect on the Company’s results of operations or financial position.

Impairment or Disposal of Long-Lived Assets: As of October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business.

SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of this Statement had no impact on the Company’s operating results or financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is in the process of determining the impact of adopting SFAS 146 in connection with its December 2002 restructuring activities.

Reclassification: Certain items in the 2001 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2002 presentation.

Note B — Income Taxes

Income tax expense or benefit was based on loss or income before income taxes as follows:

	Year Ended September 30,

	2002	2001	2000

Domestic	$(3,666,923)	$2,968,919	$575,232
Foreign	2,386,361	332,950	(1,033,669)

(Loss) income before income taxes	$(1,280,562)	$3,301,869	$(458,437)

The components of income tax expense or benefit recorded by the Company are as follows:

	Year Ended September 30,

	2002	2001	2000

Current:
Federal	$—	$893,000	$—
State	14,000	163,000	6,000
Foreign	254,000	(805,000)	—

	268,000	251,000	6,000

Deferred:
Federal	760,000	203,000	145,000
State	74,000	20,000	14,000
Foreign	9,000	678,000	(333,000)

	843,000	901,000	(174,000)

Total income tax expense (benefit)	$1,111,000	$1,152,000	$(168,000)

A reconciliation of income tax expense or benefit to the statutory rate of 34% is as follows:

	Year Ended September 30,

	2002	2001	2000

Statutory rate applied to pre-tax (loss) income	$(435,000)	$1,123,000	$(156,000)
Tax credits	47,000	125,000	(72,000)
Change in valuation allowance	1,513,000	(251,000)	36,000
Other	(14,000)	155,000	24,000

Total income tax expense (benefit)	$1,111,000	$1,152,000	$(168,000)

Significant components of federal and state deferred tax assets as of September 30 are as follows:

	September 30,

	2002	2001

Deferred tax assets:
Net operating loss	$1,123,000	$477,000
Business credit carryforwards and alternative minimum tax credits	666,000	557,000
Inventory valuation reserves	223,000	203,000
Other domestic and foreign differences	48,000	153,000

Gross deferred tax assets	2,060,000	1,390,000
Valuation allowances	(2,060,000)	(547,000)

Net deferred tax assets	$—	$843,000

At September 30, 2002, the Company has domestic tax loss carryforwards of approximately $3,010,000, which expire in 2016. In addition, the Company had domestic investment tax credits and research and development credit carryforwards of approximately $523,000, which are available to offset future income tax. The credits expire in varying amounts through September 2020. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company’s estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3,478,000 at September 30, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

Cash tax payments for the years ended September 30, 2002, 2001 and 2000 were $226,000, $20,000 and $58,000, respectively.

Note C — Business, Operations and Geographic Information

Based on the Company’s organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates in one worldwide business segment — the sale of printing equipment and related maintenance contracts, spare parts, supplies and consumable items. The Company has developed digital printing systems to produce a variety of documents for the publishing, direct mail, legal, financial services and commercial printing industries. Its primary products provide operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produce quality alphanumeric and machine-readable print.

Currently, the Company’s manufacturing operations are located in the United States and Canada, and its sales and service operations are located in the United States, the United Kingdom and France. Subsequent to yearend, the Company announced plans to consolidate its manufacturing and engineering operations in Canada. See Note K. The Company’s products are marketed worldwide. The following is a summary of the Company’s revenues and long-lived assets for the geographic areas in which the Company has operations:

	Year Ended September 30, 2000

	2002	2001	2000

Total revenues (a):
United States	$42,523,182	$31,601,106	$16,399,764
United Kingdom	6,170,228	6,950,380	6,669,297
France	3,344,684	3,597,398	4,139,429
Canada	121,688	—	—
Australia	244,559	929,543	1,717,278

Consolidated revenues	$52,404,341	$43,078,427	$28,925,768

	September 30, 2000

	2002	2001	2000

Long-lived assets:
United States	$1,148,636	$915,905	$684,185
United Kingdom	44,284	74,086	98,543
France	28,878	27,931	25,254
Canada	3,537,589	—	—
Australia	—	19,887	78,415

Consolidated long-lived assets	$4,759,387	$1,037,809	$886,397

(a)  Revenues are attributed to countries based on the location of each country’s operations.

Export sales to customers were $4,186,000, $2,396,000 and $2,963,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

In fiscal 2002, 2001 and 2000, sales to one customer were $14,461,000, $24,261,000 and $9,265,000, 28%, 57% and 32%, respectively, of total sales for the fiscal year. At September 30, 2002 and 2001, accounts receivable from this customer totaled $1,946,000 and $5,857,000, 18% and 58%, respectively, of total trade accounts receivable as of that date. In addition, as of September 30, 2001, the Company had deferred revenue of $632,000 related to this customer.

Note D — Stock Options and Benefit Plans

During fiscal 2002, the Company had four stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan), the 1997 Stock Plan (the 1997 Plan) and the 2000 Stock Plan (the 2000 Plan) for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991, the 1997 Plan in June 1997 and the 2000 Plan in March 2001. Stock options under the 1986 Plan are non-qualified, while those under the 1991 Plan, the 1997 Plan and the 2000 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan, the 1997 Plan and the 2000 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the board of directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company. During fiscal 1995, an executive officer exercised stock options for a $148,966 interest-bearing note, collateralized by the underlying stock, described in detail in Note H.

A summary of outstanding options and shares reserved under each plan for the last three fiscal years is as follows:

The 1986 Plan

At September 30, 2002, 2001 and 2000, there were no options outstanding under the 1986 Plan, with 188,660 shares reserved for future grants.

The 1991 Plan

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

Balance, September 30, 1999	70,050	212,694	$6.71
Options exercised	—	(17,700)	3.65
Options canceled	47,160	(47,160)	7.26

Balance, September 30, 2000	117,210	147,834	6.91
Options canceled	3,000	(3,000)	8.88

Balance, September 30, 2001	120,210	144,834	6.87
Options canceled	2,500	(2,500)	7.75

Balance, September 30, 2002	122,710	142,334	$6.85

At September 30, 2002, 2001 and 2000, there were 142,334, 144,834 and 140,709 options, respectively, currently exercisable under the 1991 Plan at prices of $4.38 to $9.63 per share. No options were granted under the 1991 Plan in 2002, 2001 or 2000.

The 1997 Plan

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

Balance, September 30, 1999	316,300	433,700	$3.00
Options exercised	—	(20,283)	3.15
Options granted	(108,500)	108,500	2.77
Options canceled	75,167	(75,167)	2.78

Balance, September 30, 2000	282,967	446,750	2.99
Options granted	(182,700)	182,700	4.01
Options canceled	4,100	(4,100)	3.39

Balance, September 30, 2001	104,367	625,350	3.28
Options exercised	—	(17,350)	3.27
Options granted	(100,000)	100,000	3.15
Options canceled	37,050	(37,050)	3.06

Balance, September 30, 2002	41,417	670,950	$3.28

At September 30, 2002, 2001 and 2000, there were 266,858, 237,858 and 70,767 options, respectively, currently exercisable under the 1997 Plan, at prices of $2.13 to $6.50 per share.

The 2000 Plan

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

Balance, September 30, 2001	1,250,000	—	$—
Options granted	(70,000)	70,000	3.78

Balance, September 30, 2002	1,180,000	70,000	$3.78

As of September 30, 2002, no options were currently exercisable under the 2000 Plan.

Total shares under all plans reserved for options and restricted stock are 1,532,787 shares. Total compensation expense for stock-based compensation was $0, $86,626 and $86,630 in each of the three years, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value of each option grant is established on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000:

	2002	2001	2000

Expected dividend yield	0%	0%	0%
Expected stock price volatility	53	49	50
Risk-free interest rate	5.0	6.6	5.9
Expected life of options	7 years	7 years	7 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma net loss or income, and net loss or earnings per share, for each of the three years ended September 30, 2002, 2001 and 2000, respectively, were as follows:

	Year Ended September 30,

	2002	2001	2000

Net (loss) income, pro forma	$(2,595,303)	$1,916,402	$(400,180)
Basic and diluted (loss) earnings per share, pro forma	(0.42)	0.31	(0.07)
Weighted average fair value of options granted during the year	2.04	2.40	1.68

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of	Number	Contractual	Price	Number	Price
Exercise Prices	Outstanding	Life in Years	per Share	Outstanding	per Share

$1.750 - 4.750	723,284	4.72	$3.23	266,192	$3.31
5.063 - 7.750	119,500	2.65	6.07	102,500	6.08
8.125 - 9.625	40,500	2.37	9.34	40,500	9.34

$1.750 - 9.625	883,284	4.33	$3.89	409,192	$4.60

Defined Contribution Plans

The Company has a defined contribution salary deferral plan covering substantially all United States employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expenses related to the plan were $182,000, $127,000 and $120,000, for the years ended September 30, 2002, 2001 and 2000, respectively.

The Company has a defined contribution plan covering substantially all Canadian employees. The expense related to the plan for fiscal 2002 was $173,000. Similarly, the Company also has defined contribution plans for employees in the United Kingdom and France. For the years ended September 30, 2002, 2001 and 2000, respectively, the expenses related to the plan for employees in the United Kingdom were $74,000, $69,000 and $64,000, and for the employees in France were $23,000, $28,000 and $21,000.

Note E — Acquisition of Delphax Systems, Name Change and Workforce Reduction

On December 20, 2001, the Company, through a newly organized Canadian subsidiary, acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Acquired Company”). The Acquired Company is located in suburban Toronto, Ontario and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating the Acquired Company’s proprietary electron-beam imaging technology. The Acquired Company was the supplier of the print engines used in a number of the Company’s products and was additionally the supplier of print engines for a number of non-competing original equipment manufacturers.

The acquisition purchase price consisted of approximately $15.8 million in cash and approximately $835,000 in acquisition related expenses. The Company acquired approximately $14.9 million in current assets, approximately $4.9 million in equipment and fixtures, approximately $3.1 million in current liabilities and did not generate any goodwill. The property acquired included fixed assets, inventory, accounts receivable, contract rights, various intellectual property and intangibles, including rights to the name “Delphax.” Effective April 1, 2002, following an affirmative shareholder vote at the March 21, 2002 annual meeting of shareholders, the Company changed its name from Check Technology Corporation to Delphax Technologies Inc. The wholly owned subsidiaries of the Company have also been renamed. New and former names are as follows:

New Name	Former Name	Country

Delphax Technologies Inc. Delphax Technologies Canada Ltd. Delphax Technologies Limited Delphax Technologies S.A.	Check Technology Corporation Check Technology Canada Ltd. Check Technology Limited Check Technology France S.A.	United States Canada United Kingdom France

The Company has continued to use the purchased assets in substantially the same manner as used by the Acquired Company. As part of the acquisition, the Company anticipated that efficiencies could be achieved in integrating the two companies, and, as a result, included in accrued expenses in the Consolidated Balance Sheets and in the cost of the acquisition $875,000 for restructuring in accordance with SFAS 141. On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. Benefits were paid on either a lump-sum basis or over time. As of September 30, 2002, the accrued liability for benefits payable in the future was $232,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan.

The following unaudited pro forma combined summary statements of operations for the three-month period and year ended September 30, 2002 and 2001 were prepared in accordance with SFAS 141 and SFAS 142 and assumes the acquisition had occurred at the beginning of the year periods presented. The following pro forma data reflects adjustments for interest expense in both periods, and the year ended September 30, 2001 includes an expense of approximately $13.1 million for inventory reserves and an expense of approximately $2.0 million for write-down of equipment and fixtures recorded by the Acquired Company prior to the acquisition. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma
Combined Summary Statements of Operations

	Three Months Ended September 30,		Year Ended September. 30,

	2002	2001	2002	2001

Net sales	$14,028,746	$17,311,829	$58,088,597	$73,054,074

Net loss	(2,441,564)	(3,589,158)	(2,759,639)	(14,096,016)

Basic and diluted loss per common share	(0.40)	(0.58)	(0.45)	(2.28)

Note F — Bank Notes Payable

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $3.5 million of which remained outstanding as of September 30, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed. The revolving credit commitment was $14.5 million as of September 30, 2002, and in December 2002 was reduced to $12.5 million. It is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of September 30, 2002, revolving loans outstanding were $11.8 million. Term loans and revolving loans, at the Company’s election, may be outstanding as base rate loans or Eurodollar loans, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum.

Outstanding base rate loans accrue interest at the bank’s prime rate plus 0.5%. Outstanding Eurodollar loans accrue interest at adjusted LIBOR plus 3.0%. As of September 30, 2002, $280,000 was outstanding as base rate loans and $15.0 million was outstanding as Eurodollar loans, at a weighted average interest rate of approximately 6.5%. Effective December 18, 2002, the applicable interest rates increased to prime plus 1.0% and to adjusted LIBOR plus 4.0%.

As of September 30, 2002, the Company was not in compliance with certain financial covenants of its credit agreement with its bank lender. The lender entered into a forbearance agreement with the Company on September 9, 2002, which was extended on October 18, 2002. On December 18, 2002, the lender and the Company amended the agreement and the lender waived the prior defaults. Under the amendment, installment payments of $250,000 are due on the term loan on December, 31, 2002, March 31, 2003, June 30, 2003, September 30, 2003, and the balance of the term loans will be due on December 31, 2003. The amendment reduces the revolving credit commitment to $11.5 million effective on January 1, 2003, and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. As of December 31, 2002, the balance due on the credit facility will be a current liability. The Company believes, but cannot assure, that it will be able to fully meet the terms of the amended credit agreement. The Company’s ability to fund its future working capital requirements beyond December 31, 2003 is dependent upon its ability to extend or renegotiate financing at the end of that current term of the facility. The Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

In addition to the credit facility, the Company’s United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. These is no security deposit required under the agreement.

Cash interest payments, principally comprised of interest on the credit facility, but including interest on capital leases included in Note G below, for the years ended September 30, 2002 and 2001, and facility fees on the credit facility for the year ended September 30, 2000, were $636,484, $50,175 and $6,421, respectively.

Note G — Capital Leases

September 30,
2002

Capital lease obligations on computer equipment, due over 24 months in monthly installments of $3,629, including interest at 21.4% to 22.1%	$61,578
Less current portion of lease obligations	33,361

Long-term portion of lease obligations	$28,217

Cash payment of interest in fiscal 2002 was $3,018. As of September 30, 2002, future payments for capital lease obligations, including interest, were as follows:

Capital
Lease
Obligations

Year ending September 30:
2003	$43,545
2004	30,698

Total payments	74,243
Less amounts representing interest	(12,665)

Present value of lease payments	$61,578

Note H — Executive Loan

During fiscal 1995, the President and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full recourse to non-recourse, and the floating rate was fixed at 5.25%. In May of fiscal 2000, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company recognized the fair market value of the stock award of $225,000 over the extension period, which concluded in the third quarter of fiscal 2001. As a result, no expense was incurred in fiscal 2002; $135,186 was recognized as compensation expense related to the stock award in fiscal 2001. Over the life of the loan, total principal payments made by the executive were $54,671.

Note I — Closure of the Company’s Australian Subsidiary

In February 2001, the Company committed to a plan to close its subsidiary in Australia, developed a formal exit plan to cease operations effective September 30, 2001, and communicated the plan to all 14 full- and part-time employees of the subsidiary.

The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. At the commitment date, exit costs were estimated at $115,000, comprised solely of termination benefits, which were included with selling, general and administrative expenses in the Consolidated Statements of Operations and with accrued expenses in the Consolidated Balance Sheets. Customer service and transition issues delayed the office closing until the first quarter of fiscal 2002. As a result of this delay and refinement of closing cost estimates, an additional charge of $100,000 was recorded in the fourth quarter of fiscal 2001, bringing the total one-time charge to $215,000. As of December 31, 2001, operations of the subsidiary had ceased and all employees were terminated.

Summary financial activity related to the closure was as follows:

		Additional
	Initial	Fiscal 2001	Charges		Remaining	Charges	Remaining
	Reserve	Restructuring	Against	Asset	Reserve	Against	Reserve
	February 19, 2001	Charges	Reserve	Reserve	September 30, 2001	Reserve	September 30, 2002

Severance	$115,000	$56,000	$(22,000)	$—	$149,000	$(149,000)	$—
Lease termination and other expenses	—	28,000	—	—	28,000	(28,000)	—
Loss on disposal of fixed assets	—	16,000	—	(16,000)	—	—	—

	$115,000	$100,000	$(22,000)	$(16,000)	$177,000	$(177,000)	$—

Note J — Commitments and Contingencies

Building, equipment and automobile rentals under operating leases were $1,602,412, $1,033,956 and $1,235,598 for the years ended September 30, 2002, 2001 and 2000, respectively.

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

The Company’s Canadian subsidiary leases two facilities totaling 202,916 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. The combined gross annual rent is $667,465, increasing to $712,549 in September 2003. The related lease agreements expire in 2005 and 2006, with various renewal options. The sublease agreement, at a gross annual rent of $118,835, expires in December 2003, with an option to renew.

The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2013. Annual rental under the lease is $180,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $10,495,037 and are due as follows: fiscal years ending September 30, 2003 — $1,759,252; 2004 — $1,744,232; 2005 — $1,637,435; 2006 — $1,472,421; 2007 — $874,450; thereafter — $3,007,247.

Note K — Subsequent Event

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. Currently, these operations are divided between the facilities in the United States and Canada. The Company's worldwide headquarters and marketing function will continue to be based in the United States. The selling and customer service functions will remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.1 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. These restructuring expenses are wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, will be properly charged to operating expense in fiscal 2003. This action is expected to eliminate annual operating expenses of $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders. The cost savings could have an impact on operating results as early as the Company’s fiscal 2003 third quarter ending June 30, 2003.

Note L — Summarized Quarterly Financial Information (Unaudited)

	Quarter Ended

	December 31	March 31	June 30	September 30

Fiscal 2002
Net sales	$11,777,542	$13,067,039	$13,531,014	$14,028,746
Gross profit	5,628,281	6,781,380	7,585,343	6,890,534
Income (loss) before income taxes	981,761	(889,658)	(126,601)	(1,246,064)
Net income (loss)	638,761	(578,958)	(9,801)	(2,441,564)

Basic earnings (loss) per share	0.10	(0.09)	(0.00)	(0.40)
Diluted earnings (loss) per share	0.10	(0.09)	(0.00)	(0.40)

Fiscal 2001
Net sales	$10,945,853	$10,861,551	$11,015,222	$10,255,801
Gross profit	5,051,592	5,425,819	5,258,110	5,425,079
Income before income taxes	722,507	388,431	740,346	1,450,585
Net income	510,559	178,222	452,016	1,009,072

Basic earnings per share	0.08	0.03	0.07	0.16
Diluted earnings per share	0.08	0.03	0.07	0.16

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		Balance at	Charged to	Charged to			Balance at
		Beginning	Costs and	Other			End
Description		of Period	Expenses	Accounts		(Deductions)	of Period

I.	Allowance for doubtful accounts

	Year ended September 30, 2002	$51,749	200,906	451	(a)	—	$253,106

	Year ended September 30, 2001	$51,697	—	52	(a)	—	$51,749

	Year ended September 30, 2000	$50,000	1,697	—		—	$51,697

II.	Reserve for obsolete and slow moving inventory

	Year ended September 30, 2002	$804,000	2,285,638	(47,000	)(a)	(1,669,000)	$1,373,638

	Year ended September 30, 2001	$495,000	302,000	7,000	(a)	—	$804,000

	Year ended September 30, 2000	$480,000	1,000	61,000	(a)	(47,000)	$495,000

(a)	Reflects the effects of foreign currency fluctuations.