Form 10-Q
period 2002-12-31
DELPHAX TECHNOLOGIES INC
filed 2003-02-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2002

or

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

As of February 10, 2003, there were 6,175,898 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Condensed consolidated balance sheets — December 31, 2002 and September 30, 2002
Condensed consolidated statements of operations — Three months ended December 31, 2002 and 2001
Condensed consolidated statements of cash flows — Three months ended December 31, 2002 and 2001
Condensed notes to consolidated financial statements — December 31, 2002

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2002	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,887,953	$1,717,973
Short-term investments	80,205	78,430
Accounts receivable, less allowance for doubtful accounts of $253,367 and $253,106 as of December 31, 2002 and September 30, 2002, respectively	11,732,054	10,712,889
Inventory:
Raw materials and component parts	12,604,492	13,602,964
Work-in-progress	588,564	597,388
Finished goods	6,039,585	6,672,664

	19,232,641	20,873,016

Other current assets	1,190,704	1,525,695

TOTAL CURRENT ASSETS	34,123,557	34,908,003

EQUIPMENT AND FIXTURES
Machinery and equipment	4,916,540	4,853,798
Furniture and fixtures	3,074,826	3,057,896
Leasehold improvements	2,389,541	2,386,996

	10,380,907	10,298,690
Less accumulated depreciation and amortization	6,000,283	5,539,303

	4,380,624	4,759,387

TOTAL ASSETS	$38,504,181	$39,667,390

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2002	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,372,009	$4,284,465
Accrued expenses	4,963,629	3,269,531
Income taxes payable	504,203	482,197
Current portion of bank credit facility	13,750,000	2,300,000
Current portion of capital leases	35,204	33,361
Deferred revenue	1,079,155	489,996

TOTAL CURRENT LIABILITIES	23,704,200	10,859,550
Long-term portion of bank credit facility	—	12,980,000
Long-term portion of capital leases	18,694	28,217

TOTAL LIABILITIES	23,722,894	23,867,767

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding: 6,175,898 as of December 31, 2002 and September 30, 2002	617,590	617,590
Additional paid-in capital	17,039,945	17,039,945
Accumulated other comprehensive loss	(1,793,329)	(1,912,335)
Retained earnings	(1,082,919)	54,423

TOTAL SHAREHOLDERS’ EQUITY	14,781,287	15,799,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,504,181	$39,667,390

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,

	2002	2001

Sales:
Printing equipment	$3,213,572	$6,437,923
Maintenance, spares and supplies	12,261,324	5,339,619

NET SALES	15,474,896	11,777,542
Costs and Expenses:
Cost of sales	7,816,084	6,149,261
Selling, general and administrative	6,046,503	3,813,035
Research and development	1,288,087	742,419
Restructuring costs	1,185,000	—

	16,335,674	10,704,715

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(860,778)	1,072,827
Net interest expense	215,813	36,802
Net realized exchange (gain) loss	(23,560)	79,384
Net unrealized exchange loss (gain)	84,311	(25,120)

(LOSS) INCOME BEFORE INCOME TAXES	(1,137,342)	981,761
Income tax expense	—	343,000

NET (LOSS) INCOME	$(1,137,342)	$638,761

Basic and diluted (loss) earnings per common share	$(0.18)	$0.10
Weighted average number of shares outstanding during the period	6,175,898	6,159,619
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,175,898	6,297,250

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,

	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(1,137,342)	$638,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	460,980	101,711
Loss on disposal of equipment and fixtures	—	16,005
Other	19,093	6,254
Changes in operating assets and liabilities:
Accounts receivable, net	(930,115)	(1,407,202)
Inventory	1,673,042	(1,318,779)
Other current assets	345,856	369,144
Accounts payable and accrued expenses	751,422	2,785,642
Deferred revenue	588,298	1,928,076

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,771,234	3,119,612
INVESTING ACTIVITIES
Business acquisition	—	(16,673,000)
Purchase of equipment and fixtures	(80,269)	(49,483)
Proceeds from sale of equipment and fixtures	—	28,103
Purchase of short-term investments	—	(70,164)

NET CASH (USED IN) INVESTING ACTIVITIES	(80,269)	(16,764,544)
FINANCING ACTIVITIES
Issuance of common stock	—	23,299
Repurchase of common stock	—	(22,050)
Borrowing (repayment) on bank credit facility, net	(1,530,000)	14,173,157
Principal payments on capital lease obligations	(7,680)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,537,680)	14,174,406
EFFECT OF EXCHANGE RATE CHANGES ON CASH	16,695	(90,059)

INCREASE IN CASH AND CASH EQUIVALENTS	169,980	439,415
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,717,973	591,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,887,953	$1,030,954

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2002

NOTE A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2002.

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	For the Three Months Ended
	December 31,

	2002		2001

Numerator:
Net (loss) income	$(1,137,342)		$638,761

Numerator for basic and diluted earnings per share — (loss) income applicable to common shareholders	$(1,137,342)		$638,761
Denominator:
Denominator for basic earnings per share, weighted average shares	6,175,898		6,159,619
Dilutive potential common shares, employee stock options	—	a	137,631

Denominator for diluted earnings per share, adjusted weighted average shares	6,175,898		6,297,250
(Loss) earnings per common share	$(0.18)		$0.10
(Loss) earnings per common share, assuming dilution	(0.18)		0.10

a — No incremental shares related to options are included because the impact would be antidilutive.

NOTE C — Comprehensive Income

The components of comprehensive loss and income, net of related tax, for the three months ended December 31, 2002 and 2001 are as follows:

	For the Three Months Ended
	December 31,

	2002	2001

Net (loss) income	$(1,137,342)	$638,761
Foreign currency translation adjustment	119,006	34,455

Comprehensive (loss) income	$(1,018,336)	$673,216

NOTE D — Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction

In December 2001, the Company through a newly organized Canadian subsidiary acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Acquired Company”). The Acquired Company is located in suburban Toronto, Ontario, and was the supplier of the print engines used in a number of the Company’s products and to a number of non-competing original equipment manufacturers.

The property acquired included fixed assets, inventory, accounts receivable, contract rights, various intellectual property and intangibles, including rights to the name “Delphax.” Effective April 1, 2002, following an affirmative shareholder vote at the March 21, 2002 annual meeting of shareholders, the Company changed its name from Check Technology Corporation to Delphax Technologies Inc.

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. Benefits are paid on either a lump-sum basis or over time. As of December 31, 2002, the accrued liability for benefits payable in the future was $106,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan.

NOTE D — Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction (Continued)

The following unaudited pro forma combined summary statements of operations for the three-month periods ended December 31, 2002 and 2001 were prepared in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and assumes the acquisition had occurred at the beginning of fiscal 2001. The following pro forma data reflects adjustments for interest expense in the period ended December 31, 2001. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma
Combined Summary Statements of Operations

	Three Months Ended December 31,

	2002	2001

Net sales	$15,474,896	$17,461,798
Net (loss) income	(1,137,342)	270,684
Basic and diluted (loss) earnings per common share	(0.18)	0.04

NOTE E — Credit Agreement

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $3.3 million of which remained outstanding as of December 31, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed.

On December 18, 2002, the lender and the Company amended the agreement. Under the amendment, an installment payment of $250,000 was due and was paid on the term loan on December 31, 2002, with future installments of $250,000 due March 31, 2003, June 30, 2003 and September 30, 2003, with the balance of the term loans due on December 31, 2003. The amendment reduced the revolving credit commitment from $12.5 million as of December 31, 2002, to $11.5 million effective on January 1, 2003, and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. Therefore, as of December 31, 2002, the balance due on the credit facility was a current liability. The revolving credit commitment is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of December 31, 2002, revolving loans outstanding were $10.5 million. Term loans and revolving loans, at the Company’s election, may be outstanding at one of two rates, the bank’s prime rate plus 1% or the bank’s adjusted LIBOR rate plus 4%, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum. As of December 31, 2002, $10.8 million was outstanding at the bank’s adjusted LIBOR rate plus 4%, $3.0 million at 7.35%, and in total, at a weighted average interest rate of approximately 6.5%.

As of December 31, 2002, the Company was in compliance with all covenants of its credit agreement. The Company believes, but cannot assure, that it will be able to fully meet the terms of the amended agreement. The Company’s ability to fund its future working capital requirements is dependent upon its ability to extend or renegotiate financing before the end of the current term of the facility. The Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

NOTE F — Business Combinations and Goodwill and Other Intangible Assets

On June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, clarifies the criteria for recognizing intangible assets separately from goodwill and is effective for business combinations completed subsequent to June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001 and is required to be adopted for all prior acquisitions in years beginning after October 1, 2002, our fiscal 2003. SFAS 141 has been applied in accounting for the acquisition of the Canadian subsidiary described above in NOTE D. The adoption of these Statements had no material effect on the Company’s results of operations or financial position.

NOTE G — Impairment or Disposal of Long-Lived Assets

As of October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of this Statement had no effect on the Company’s results of operations or financial position.

NOTE H — Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring) (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company’s restructuring initiative, which commenced prior to the effective date of SFAS 146, was accounted for in accordance with EITF 94-3, and the estimated restructuring costs of $1.2 million in severance and related payments were accrued in the first quarter of fiscal 2003. No benefits under the restructuring initiative have been paid as of December 31, 2002.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Critical Accounting Policies

Management’s Discussion and Analysis of Results of Operations and Financial Condition discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and adjustments, including those related to bad debts, inventories, income taxes, restructuring costs, litigation and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Bad Debt

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. For the fiscal year ended September 30, 2002 and the three-month period ended December 31, 2002, the Company fully reserved its net deferred tax assets, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s consolidated statements of operations. As of December 31, 2002, deferred tax assets of $2.5 million had been fully reserved. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Restructuring Initiatives

In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. See NOTE D to the financial statements. As of December 31, 2002, the accrued liability for benefits payable in the future was $106,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan. On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations have been divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing functions will continue to be based in the United States. The selling and customer service functions will remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. These restructuring costs are wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, were properly charged to operating expense in the first quarter of fiscal 2003, in accordance with EITF 94-3. No benefits under the restructuring initiative had been paid as of December 31, 2002. At the end of each quarter, management evaluates its estimates of costs to complete the restructuring initiatives. Differences, if any, between previous and revised cost estimates many result in a charge or credit to the Company’s results of operations.

Litigation and Contingencies

The Company is involved in legal proceedings, which are routine litigation incident to its business. While it is impossible to estimate with certainty the ultimate legal and financial result of such litigation, quarterly, management reexamines the facts and circumstances of pending litigation and determines whether current reserves, if any, are consistent with the expected outcome of the litigation. As of December 31, 2002, management is of the opinion that while such litigation may have an impact on results of a particular reporting period, the ultimate disposition of such litigation will not have any material effect on the Company’s consolidated financial position, results of operations or liquidity.

Results of Operations

The Condensed Consolidated Statements of Operations for the three months ended December 31, 2002 and 2001 include the post-acquisition results of the business acquired by the Company on December 20, 2001. See NOTE D to the financial statements.

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	December 31,

	2002	2001

Sales:
Printing equipment	20.8%	54.7%
Maintenance, spares and supplies	79.2	45.3

NET SALES	100.0	100.0
Costs and Expenses:
Cost of sales	50.5	52.2
Selling, general and administrative	39.1	32.4
Research and development	8.3	6.3
Restructuring costs	7.7	0.0

	105.6	90.9

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(5.6)	9.1
Net interest expense	1.4	0.3
Net realized exchange (gain) loss	(0.2)	0.7
Net unrealized exchange loss (gain)	0.5	(0.2)

(LOSS) INCOME BEFORE INCOME TAXES	(7.3)	8.3
Income tax expense	0.0	2.9

NET (LOSS) INCOME	(7.3)%	5.4%

The Company’s revenues consists of (i) sales of printing systems and related equipment, and (ii) maintenance contracts, spare parts, supplies and consumable items. For the three-month period ended December 31, 2002 (first quarter of fiscal 2003), net revenues were $15.5 million, up 31% from $11.8 million for the three-month period ended December 31, 2001 (first quarter of fiscal 2002). Revenues from the sale of printing equipment were $3.2 million for the first quarter of fiscal 2003, down 50% from $6.4 million for the same period in fiscal 2002.

The Company’s printing systems primarily consist of the Imaggia, the CR Series, the RS Series, the Checktronic, the Foliotronic and the PS MICR systems (manufactured by Océ Printing Systems GmbH and sold on a private label basis as the PS75 MICR and PS155 MICR) product lines. The Checktronic and Foliotronic are among the Company’s legacy products. The decline in revenues from printing equipment for the first quarter of fiscal 2003, compared with the first quarter of fiscal 2002, was primarily due to significantly lower sales of the Imaggia product line, only slightly offset by sales of the CR Series product line, which was not available for sale in the year earlier quarter. Total sales of all other product lines were slightly higher in the first quarter of fiscal 2003 than in the first quarter of fiscal 2002. Imaggia sales were down quarter to quarter due to completion of deliveries under a significant multi-unit contract in the second quarter of fiscal 2002. In general, the Company attributes lower revenues from printing equipment to continuing uncertain economic conditions, which have led customers to postpone capital equipment purchases.

For the first quarter of fiscal 2003, revenues from maintenance contracts, spare parts, supplies and consumable items increased 130%, from $5.3 million for the first quarter of fiscal 2002, to $12.3 million for the most recent fiscal quarter. The increase between quarters was due primarily to incremental revenues from the fiscal 2002 acquisition of the Canadian subsidiary, which contributed to first quarter fiscal 2002 results for only the period between the December 20, 2001 acquisition date and December 31, 2001, and to first quarter fiscal 2003 for the entire quarter. In addition, revenues from maintenance contracts, spare parts, supplies and consumable items were also higher due to the larger installed base of Imaggia and the addition of CR Series systems to the installed base. For these reasons, the Company expects domestic revenues from maintenance contracts, spare parts, supplies and consumable items to continue throughout fiscal 2003 at levels higher than in fiscal 2002.

The Company’s gross margin percentage for the first quarter of fiscal 2003 was 49%, compared with 48% for the first quarter of fiscal 2002. The improved margins were primarily due to the increase in maintenance contracts, spare parts, supplies and consumable items revenues generated by the Canadian acquisition. In general, the Company anticipates that its gross margin percentage in fiscal 2003 will be somewhat higher than in fiscal 2002 due to programs in place to improve margins on revenues from maintenance contracts, spare parts, supplies and consumable items, which are expected to comprise a larger portion of revenues in fiscal 2003 than in fiscal 2002.

Selling, general and administrative expenses for the first quarter increased 59%, from $3.8 million in fiscal 2002, to $6.0 million in fiscal 2003, and increased as a percentage of net sales from 32% to 39%. Research and development expenses for the three-month periods ended December 31, 2002 and 2001 were $1.3 million and $742,000, respectively, higher by 73% year to year, and increased as a percentage of net sales from 6% to 8% for the most recent fiscal quarter. Expense levels were significantly higher in both categories, primarily due to the acquisition of the Canadian subsidiary, which added costs to the first quarter of fiscal 2002 for only the period between the December 20, 2001 acquisition date and December 31, 2001, and to the first quarter of fiscal 2003 for the entire quarter. Selling, general and administrative expenses were also higher in the first quarter of fiscal 2003 due to the increase in customer service staff and associated expenses required to support the increase in revenues from maintenance contracts, spare parts, supplies and consumable items. In conjunction with the Company’s announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary, the Company recognized $1.2 million in restructuring costs, comprised of severance and related costs, in the first quarter of fiscal 2003. The Company anticipates that its expense levels for fiscal 2003 will be higher than for fiscal 2002 as a result of these factors and because the costs savings associated with the restructuring, estimated at approximately $1.6 million annually, are not expected to begin to be realized until the third quarter of fiscal 2003.

Net interest expense for the three months ended December 31, 2002 and 2001, was $216,000 and $37,000, respectively. The increase in net interest expense between periods was primarily due to the Company borrowing to finance the acquisition of the Canadian subsidiary in late December 2001, incurring significant interest in first quarter 2001 for only the period from the December 20, 2001 acquisition date through December 31, 2001, but for the entire quarter ended December 31, 2002.

The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for the three months ended December 31, 2002 and 2001 were $61,000 and $54,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in the Company’s equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. The Company anticipates that it will continue to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented whenever economical and practical.

For the first quarter of fiscal 2003, no income tax benefit was recognized on the loss before income taxes; the Company has fully reserved its net deferred tax assets, totaling $2.5 million as of December 31, 2002, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. Income tax expense for the three months ended December 31, 2001 was $343,000, reflecting an estimated annual effective tax rate of 35%. Interim effective tax rates vary based on sources of income or loss, estimates of the annual effective tax rate for the fiscal year and estimated future taxable income.

For the first quarter of fiscal 2003, the Company’s basic and diluted loss per share was $0.18, compared with basic and diluted earnings per share of $0.10 for the comparable prior year period. The decline in earnings between periods was primarily attributable to the significant decrease in equipment revenues as customers postponed equipment purchases in a period of continued economic uncertainty and to the recognition of a $1.2 million restructuring charge in the first quarter of fiscal 2002.

In February 2001, the Company determined that the market served by its Australian subsidiary could be served more profitably by alternative means, including independent distributors and sales agents, developed a formal exit plan to cease operations of the subsidiary and recorded a one-time charge of $215,000. By closing the subsidiary, the Company anticipated eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenues from Pacific Rim customers as a result of this change. Operations of the subsidiary ceased as of December 31, 2001.

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141 and included in accrued expenses in the consolidated balance sheets. Benefits are paid on either a lump-sum basis or over time. As of December 31, 2002, the accrued liability for benefits payable in the future was $106,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill current or future orders.

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations have been divided between the facilities in the United Sates and Canada. The Company’s worldwide headquarters and marketing functions will continue to be based in the United States. The selling and customer service functions will remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. These restructuring costs are wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, were properly charged to operating expense in the first quarter of fiscal 2003 in accordance with EITF 94-3. No benefits under the restructuring initiative had been paid as of December 31, 2002. This action is expected to eliminate annual operating expenses of $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders. The cost savings could have an impact on operating results as early as the Company’s fiscal 2003 third quarter ending June 30, 2003.

The expense reductions realized and anticipated from these three actions taken since February 2001 are being applied to other uses, such as expansion of customer service functions to support increases in the installed base and enhanced marketing efforts.

Market Risk

The Company has foreign subsidiaries located in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 28% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company’s net investment in its foreign subsidiaries was $7.6 million and $7.3 million at December 31, 2002 and September 30, 2002, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter ended December 31, 2002. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first three months of fiscal 2003, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future.

Interest Rate Risk

Substantially all of the Company’s debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in the three-month periods ended December 31, 2002 and 2001 of approximately $34,000 and $8,000, respectively.

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

On December 20, 2001, the Company acquired substantially all of the North American business assets of Delphax Systems, which is located in suburban Toronto, Ontario, and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating proprietary EBI technology. It is the supplier of the print engines used in a number of the Company’s products. For fiscal 2002, the acquisition contributed approximately $17.7 million in incremental revenues. While the Company expects the acquisition to provide increased revenues and incremental operating income in the future, there is no assurance that actual results will be as anticipated. In addition, the acquisition expanded the Company’s product lines to include the CR Series and RS Series of roll-fed print systems. To date, only a limited number of CR Series systems and only one RS Series system have been sold and there can be no assurance that such systems will be sold in the future.

The Company is party to a multi-year equipment and service contract with a significant customer. Equipment deliveries under the contract concluded in the second quarter of fiscal 2002. Revenues from this customer have been significant, representing 28% of total revenues for fiscal 2002. The Company anticipates that revenues from this customer will also be significant in fiscal 2003, but to a lesser extent than in fiscal 2002.

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

Liquidity and Capital Resources

Working capital was $10.4 million at December 31, 2002, compared with $24.0 million at September 30, 2002. Of the $13.6 million decrease, approximately $11.5 million was the result of classifying the entire balance of the credit facility as of December 31, 2002, as a current liability under the terms of the amended credit agreement. The Company’s accounts receivable increased from $10.7 million as of September 30, 2002, to $11.7 million as of December 31, 2002. The $1.0 million increase was due to timing. The Company’s inventory levels decreased to $19.2 million at December 31, 2002, from $20.9 million at September 30, 2002, primarily due to sale of inventory in stock as of September 30, 2002, with no significant new-build of equipment inventory in the first quarter of fiscal 2003. Deferred revenue was $1.1 million at December 31, 2002, compared with $490,000 at September 30, 2002. Deferred revenue was comprised primarily of unearned revenues from maintenance contracts, spare parts, supplies and consumable items.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at December 31, 2002, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides two types of loans, term and revolving, including letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $3.3 million of which remained outstanding as of December 31, 2002. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of: (i) the revolving credit commitment in effect at such time and (ii) the borrowing base as then determined and computed.

On December 18, 2002, the lender and the Company amended the agreement. Under the amendment, an installment payment of $250,000 was due and was paid on the term loan on December 31, 2002, with future installments of $250,000 due March 31, 2003, June 30, 2003 and September 30, 2003, with the balance of the term loans due on December 31, 2003. The amendment reduced the revolving credit commitment from $12.5 million as of December 31, 2002, to $11.5 million effective on January 1, 2003, and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. Therefore, as of December 31, 2002, the balance due on the credit facility was a current liability. The revolving credit commitment is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of December 31, 2002, revolving loans outstanding were $10.5 million. Term loans and revolving loans, at the Company’s election, may be outstanding at one of two rates, the bank’s prime rate plus 1% or the bank’s adjusted LIBOR rate plus 4%, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum. As of December 31, 2002, $10.8 million was outstanding at the bank’s adjusted LIBOR rate plus 4%, $3.0 million at 7.35%, and in total, at a weighted average interest rate of approximately 6.5%.

As of December 31, 2002, the Company was in compliance with all covenants of its credit agreement. The Company believes, but cannot assure, that it will be able to fully meet the terms of the amended agreement. The Company’s ability to fund its future working capital requirements is dependent upon its ability to extend or renegotiate financing before the end of the current term of the facility. The Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Company’s Annual Report, the Company’s Form 10-K, in other filings with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made to securities market analysts and shareholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from historical earnings and those presently anticipated or projected.

The factors mentioned under the subheading “Factors Affecting Results of Operations” are among those that in some cases have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk” under Item 2. — Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. Controls and Procedures.

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

(b) Changes in Internal Controls.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

99.1	Certificate pursuant to 18 U.S.C. § 1350

(b)  The following report on Form 8-K was filed during the three months ended December 31, 2002:

October 17, 2002 — Form 8-K: Item 5. Other Events and Regulation FD Disclosure — Notice that the Company and its bank lender amended the previously disclosed Forbearance Agreement dated September 9, 2002 to extend the forbearance period thereunder from October 18 to December 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC. Registrant

Date	February 14, 2003	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

Date	February 14, 2003	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer

CERTIFICATIONS

I, Jay A. Herman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphax Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

I, Robert M. Barniskis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphax Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer