Form 10-Q
period 2003-03-31
DELPHAX TECHNOLOGIES INC
filed 2003-05-13
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

Commission file number                0-10691

SECURITIES AND EXCHANGE COMMISSION

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 12, 2003, there were 6,177,698 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets — March 31, 2003 and September 30, 2002
Condensed Consolidated Statements of Operations — Three and six months ended March 31, 2003 and 2002
Condensed Consolidated Statements of Cash Flows — Six months ended March 31, 2003 and 2002
Condensed Notes to Consolidated Financial Statements — March 31, 2003

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,622,828	$1,717,973
Short-term investments	78,220	78,430
Accounts receivable, less allowance for doubtful accounts of $226,442 and $253,106 as of March 31, 2003 and September 30, 2002, respectively	11,272,279	10,712,889
Inventory:
Raw materials and component parts	11,594,982	13,602,964
Work-in-progress	312,836	597,388
Finished goods	6,845,977	6,672,664

	18,753,795	20,873,016

Other current assets	1,472,331	1,525,695

TOTAL CURRENT ASSETS	33,199,453	34,908,003

EQUIPMENT AND FIXTURES
Machinery and equipment	5,050,215	4,853,798
Furniture and fixtures	3,076,656	2,925,345
Leasehold improvements	2,388,773	2,386,996

	10,515,644	10,166,139
Less accumulated depreciation and amortization	6,318,109	5,406,752

	4,197,535	4,759,387

TOTAL ASSETS	$37,396,988	$39,667,390

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,386,513	$4,284,465
Accrued expenses	4,114,420	3,269,531
Income taxes payable	—	482,197
Current portion of bank credit facility	13,400,000	2,300,000
Current portion of capital leases	37,150	33,361
Deferred revenue	595,155	489,996

TOTAL CURRENT LIABILITIES	22,533,238	10,859,550
Long-term portion of bank credit facility	—	12,980,000
Long-term portion of capital leases	8,644	28,217

TOTAL LIABILITIES	22,541,882	23,867,767

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding:
6,175,898 as of March 31, 2003 and September 30, 2002	617,590	617,590
Additional paid-in capital	17,039,945	17,039,945
Accumulated other comprehensive loss	(1,710,233)	(1,912,335)
Retained earnings	(1,092,196)	54,423

TOTAL SHAREHOLDERS’ EQUITY	14,855,106	15,799,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,396,988	$39,667,390

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Sales:
Maintenance, spares and supplies	$12,132,000	$9,814,329	$24,393,324	$15,153,948
Printing equipment	2,098,602	3,252,710	5,312,174	9,690,633

NET SALES	14,230,602	13,067,039	29,705,498	24,844,581
Costs and Expenses:
Cost of sales	6,325,001	6,285,659	14,141,085	12,434,920
Selling, general and administrative	6,171,217	5,746,679	12,217,720	9,559,714
Research and development	1,374,048	1,743,896	2,662,135	2,486,315
Restructuring costs	—	—	1,185,000	—

	13,870,266	13,776,234	30,205,940	24,480,949

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	360,336	(709,195)	(500,442)	363,632
Net interest expense	219,935	255,433	435,748	292,235
Net realized exchange loss (gain)	32,634	(69,813)	9,074	9,571
Net unrealized exchange loss (gain)	117,044	(5,157)	201,355	(30,277)

(LOSS) INCOME BEFORE INCOME TAXES	(9,277)	(889,658)	(1,146,619)	92,103
Income tax (benefit) expense	—	(310,700)	—	32,300

NET (LOSS) INCOME	$(9,277)	$(578,958)	$(1,146,619)	$59,803

Basic and diluted (loss) earnings per common share	$(0.00)	$(0.09)	$(0.19)	$0.01
Weighted average number of shares outstanding during the period	6,175,898	6,161,841	6,175,898	6,160,718
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,175,898	6,161,841	6,175,898	6,353,722

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES
Net (loss) income	$(1,146,619)	$59,803
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	917,585	794,281
Loss on disposal of equipment and fixtures	—	16,005
Other	55,099	3,677
Changes in operating assets and liabilities:
Accounts receivable, net	(489,553)	2,037,728
Inventory	2,207,727	(2,277,520)
Other current assets	64,168	(777,699)
Accounts payable and accrued expenses	440,269	4,776,935
Deferred revenue	104,668	(746,434)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,153,344	3,886,776
INVESTING ACTIVITIES
Business acquisition	—	(16,673,000)
Purchase of equipment and fixtures	(353,857)	(125,399)
Proceeds from sale of equipment and fixtures	—	28,103
Purchase of short-term investments	—	(133,368)

NET CASH USED IN INVESTING ACTIVITIES	(353,857)	(16,903,664)
FINANCING ACTIVITIES
Issuance of common stock	—	29,075
Repurchase of common stock	—	(22,050)
Borrowing (repayment) on bank credit facility, net	(1,880,000)	13,973,157
Principal payments on capital lease obligations	(15,784)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,895,784)	13,980,182
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,152	(83,632)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95,145)	879,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,717,973	591,539

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,622,828	$1,471,201

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2003

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	For the Three Months Ended				For the Six Months Ended
	March 31,				March 31,

	2003		2002		2003		2002

Numerator:
Net (loss) income	$(9,277)		$(578,958)		$(1,146,619)		$59,803

Numerator for basic and diluted earnings per share — (loss) income applicable to common shareholders	$(9,277)		$(578,958)		$(1,146,619)		$59,803
Denominator:
Denominator for basic earnings per share, weighted average shares	6,175,898		6,161,841		6,175,898		6,160,718
Dilutive potential common shares, employee stock options	—	a	—	a	—	a	193,004

Denominator for diluted earnings per share, adjusted weighted average shares	6,175,898		6,161,841		6,175,898		6,353,722
(Loss) earnings per common share	$(0.00)		$(0.09)		$(0.19)		$0.01
(Loss) earnings per common share, assuming dilution	(0.00)		(0.09)		(0.19)		0.01

a — No incremental shares related to employee stock options are included because the impact would be antidilutive.

NOTE C — Comprehensive Income

The components of comprehensive income and loss, net of related tax, for the three and six months ended March 31, 2003 and 2002 were as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net (loss) income	$(9,277)	$(578,958)	$(1,146,619)	$59,803
Foreign currency translation adjustment	83,096	(101,349)	202,102	(66,894)

Comprehensive income (loss)	$73,819	$(680,307)	$(944,517)	$(7,091)

NOTE D — Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and disclosure (SFAS 148). Pro forma net loss and loss per share determined as if the Company had accounted for its employee stock options under the fair value method of those Statements, for the three- and six-month periods ended March 31, 2003 and 2002 were as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net (loss) income, as reported	$(9,277)	$(578,958)	$(1,146,619)	$59,803
Stock-based compensation determined under fair value based method for all awards	(49,661)	(59,029)	(103,298)	(102,316)

Adjusted net loss, assuming fair value method for all stock-based awards	$(58,938)	$(637,987)	$(1,249,917)	$(42,513)

Basic (loss) earnings per share, as reported	$(0.00)	$(0.09)	$(0.19)	$0.01
Diluted (loss) earnings per share, as reported	(0.00)	(0.09)	(0.19)	0.01
Basic loss per share, SFAS 123 adjusted	(0.01)	(0.10)	(0.20)	(0.01)
Diluted loss per share, SFAS 123 adjusted	(0.01)	(0.10)	(0.20)	(0.01)

NOTE E — Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction

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

NOTE E — Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction (continued)

The property acquired included accounts receivable, inventory, fixed assets, contract rights, various intellectual property and intangibles, including rights to the name “Delphax.” Effective April 1, 2002, following an affirmative shareholder vote at the March 21, 2002 Annual Meeting of Shareholders, the Company changed its name from Check Technology Corporation to Delphax Technologies Inc.

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and included in accrued expenses in the Consolidated Balance Sheets. Benefits are paid on either a lump-sum basis or over time. As of March 31, 2003, the accrued liability for benefits payable in the future was $41,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan.

The following pro forma data for the six months ended March 31, 2002, compared with the current fiscal-year-to-date period, was prepared in accordance with SFAS 141 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and assumes the acquisition had occurred at the beginning of fiscal 2001 and reflects an adjustment for interest expense in the period ended December 31, 2001. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma
Combined Summary Statements of Operations

	For the Six Months Ended
	March 31,

	2003	2002

Net sales	$29,705,498	$30,528,837
Net loss	(1,146,619)	(308,274)
Basic and diluted loss per common share	(0.19)	(0.05)

NOTE F — Restructuring

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations had been divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing functions continue to be based in the United States. The selling and customer service functions remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. These restructuring costs are wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, were properly charged to operating expense in the first quarter of fiscal 2003, in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). As of March 31, 2003, the accrued liability for benefits payable in the future was $998,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan.

NOTE G — Credit Agreement

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides for term and revolving loans and letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $3.0 million of which remained outstanding as of March 31, 2003. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of the revolving credit commitment or the then current borrowing base.

On December 18, 2002, the lender and the Company amended the credit agreement. Under the amendment, installment payments of $250,000 were due and paid on the term loan on December 31, 2002 and March 31, 2003, with future installments of $250,000 due June 30, 2003 and September 30, 2003, and the balance of the term loans due on December 31, 2003. The amendment reduced the revolving credit commitment from $12.5 million as of December 31, 2002, to $11.5 million effective on January 1, 2003, and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. As of March 31, 2003, revolving loans outstanding were $10.4 million. The revolving credit commitment is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. Term loans and revolving loans, at the Company’s election, may be outstanding at one of two rates, the bank’s prime rate plus 1% or the bank’s adjusted LIBOR rate plus 4%, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum. As of March 31, 2003, $9.5 million was outstanding at the bank’s adjusted LIBOR rate plus 4%, $3.0 million at 7.35%, $900,000 at the bank’s prime rate plus 1% and in total, at a weighted average interest rate of approximately 6.8%.

As of March 31, 2003, the Company was in compliance with all covenants of its credit agreement. The Company believes, but cannot assure, that it will be able to fully meet the terms of the amended agreement. The Company’s ability to fund its future working capital requirements is dependent upon its ability to extend or renegotiate financing before the end of the current term of the facility. If necessary, the Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

NOTE H — Business Combinations and Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, clarifies the criteria for recognizing intangible assets separately from goodwill and is effective for business combinations completed subsequent to June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets not deemed to have an indefinite life will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001 and is required to be adopted for all prior acquisitions in years beginning after October 1, 2002, our fiscal 2003. SFAS 141 has been applied in accounting for the acquisition of the Canadian subsidiary described above in NOTE E. The adoption of these Statements had no material effect on the Company’s results of operations or financial position.

NOTE I — Impairment or Disposal of Long-Lived Assets

As of October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of this Statement had no effect on the Company’s results of operations or financial position.

NOTE J — Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring) (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company’s restructuring initiative, which commenced prior to the effective date of SFAS 146, was accounted for in accordance with EITF 94-3.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Critical Accounting Policies

Management’s Discussion and Analysis of Results of Operations and Financial Condition discusses the consolidated financial statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and adjustments, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventory

The Company reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required. Conversely, if actual future demand or market conditions are more favorable than those projected by management, reserves in excess of those estimated to be required in the future may be adjusted.

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. For the fiscal year ended September 30, 2002 and the six-month period ended March 31, 2003, the Company fully reserved its net deferred tax assets, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. As of March 31, 2003 and September 30, 2002, deferred tax assets of $2.9 million and $2.1 million, respectively, had been fully reserved. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Revenue Recognition

The Company recognizes revenue when systems are shipped or services are rendered. For spare parts, supplies and consumable items stored at customer sites, revenue is recognized when the inventory is used by the customer. Amounts billed to the customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Customer billings in advance of system shipment are recorded as deferred revenue and recognized upon shipment of the system. Revenue on the Company’s PS MICR systems product line, manufactured by Océ Printing Systems GmbH and private-labeled by the Company, is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

Restructuring Initiatives

In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. See NOTE E to the financial statements. On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. See NOTE F to the financial statements. At the end of each quarter, management evaluates its estimates of costs to complete the restructuring initiatives. Differences, if any, between previous and revised cost estimates many result in a charge or credit to the Company’s results of operations. As of March 31, 2003, the accrued liability for benefits payable in the future was $41,000 and $998,000, respectively, for the April 2002 and December 2002 initiatives. It is estimated that these balances will be sufficient to cover the remaining obligation under the plans.

Results of Operations

The Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2003 and 2002 include the post-acquisition results of the business acquired by the Company on December 20, 2001. See NOTE E to the financial statements.

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Sales:
Maintenance, spares and supplies	85.3%	75.1%	82.1%	61.0%
Printing equipment	14.7	24.9	17.9	39.0

NET SALES	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales	44.4	48.1	47.6	50.0
Selling, general and administrative	43.4	44.0	41.1	38.5
Research and development	9.7	13.3	9.0	10.0
Restructuring costs	0.0	0.0	4.0	0.0

	97.5	105.4	101.7	98.5

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	2.5	(5.4)	(1.7)	1.5
Net interest expense	1.6	1.9	1.5	1.2
Net realized exchange loss (gain)	0.2	(0.5)	0.0	0.0
Net unrealized exchange loss (gain)	0.8	(0.0)	0.7	(0.1)

(LOSS) INCOME BEFORE INCOME TAXES	(0.1)	(6.8)	(3.9)	0.4
Income tax (benefit) expense	0.0	(2.4)	0.0	0.2

NET (LOSS) INCOME	(0.1)%	(4.4)%	(3.9)%	0.2%

The Company’s net sales consist of revenues from: (i) maintenance contracts, spare parts, supplies and consumable items, and (ii) sales of printing systems and related equipment. For the three-month period ended March 31, 2003 (second quarter of fiscal 2003), net sales were $14.2 million, up 9% from $13.1 million for the three-month period ended March 31, 2002 (second quarter of fiscal 2002). For the six months ended March 31, 2003, net sales were $29.7 million, up 20% from $24.8 million for the same period a year ago.

For the second quarter of fiscal 2003, revenues from maintenance contracts, spare parts, supplies and consumable items increased 24%, from $9.8 million for the second quarter of fiscal 2002, to $12.1 million for the most recent fiscal quarter. For the six months ended March 31, 2003, revenues from maintenance contracts, spare parts, supplies and consumable items increased 61%, from $15.2 million for the first half of fiscal 2002, to $24.4 million for the first half of fiscal 2003. The increase in revenues between the comparative six-month periods was due primarily to incremental revenues from the fiscal 2002 acquisition of the Canadian subsidiary, which contributed to first half of fiscal 2002 results for only the period between the December 20, 2001 acquisition date and March 31, 2002, and to the first half of fiscal 2003 for the entire period. In addition, revenues from maintenance contracts, spare parts, supplies and consumable items were also higher for the fiscal 2003 quarter and year-to-date period than for the same year-ago periods due to the larger installed base of Imaggia and the addition of CR Series systems to the installed base. For these reasons, the Company expects domestic revenues from maintenance contracts, spare parts, supplies and consumable items to continue throughout fiscal 2003 at levels higher than in fiscal 2002.

Revenues from the sale of printing equipment were $2.1 million for the second quarter of fiscal 2003, down 35% from $3.3 million for second quarter of fiscal 2002. Revenues from the sale of printing equipment for the first six months of fiscal 2003 were $5.3 million, down 45% from printing equipment revenues for the same period in fiscal 2002 of $9.7 million.

The Company’s printing systems primarily consist of the Imaggia, the CR Series, the RS Series, the Checktronic, the Foliotronic and the PS MICR systems (manufactured by Océ and sold on a private label basis) product lines. The Checktronic and Foliotronic are among the Company’s legacy products. The decline in revenues from printing equipment for the second quarter of fiscal 2003, compared with the second quarter of fiscal 2002, and for the six months ended March 31, 2003, compared with the same period a year ago, was primarily due to significantly lower sales of the Imaggia product line, partially offset by sales of the CR Series product line, which was not available for sale in the year earlier periods. Total sales of all other product lines were significantly lower in the second quarter of fiscal 2003 than in the second quarter of fiscal 2002. However, for the six-month periods ended March 31, 2003 and 2002, total sales of all other product lines were flat. Imaggia sales were down quarter to quarter and for the first half of fiscal 2003, compared with the first half of fiscal 2002, due to completion of deliveries under a significant multi-unit contract in the second quarter of fiscal 2002. In general, the Company attributes lower revenues from printing equipment to continuing uncertain economic conditions, which have led customers to postpone capital equipment purchases.

The Company’s gross margin percentage for the second quarter of fiscal 2003 was 56%, compared with 52% for the second quarter of fiscal 2002. For the fiscal-year-to-date periods, the gross margin percentages were 52% and 50%, respectively, for fiscal 2003 and 2002. The gross margins for the three- and six-month periods ended March 31, 2003 were positively impacted by the sale of certain spare parts, supplies and consumable items acquired in the December 2001 Canadian acquisition at values in excess of those originally assigned in the final purchase accounting for the acquisition. The sale of this inventory resulted in margins higher than the Company would normally expect to achieve from its on-going business. These sales resulted in incremental gross margin of 7% and 3%, respectively, in the quarter and six-month period ended March 31, 2003. As cited above under Critical Accounting Policies — Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. In general, the Company anticipates that its gross margin percentage for the remainder of fiscal 2003 will be slightly higher than the Company would normally expect to achieve due to the sale cited above of certain spare parts, supplies and consumable items and, potentially, on future sales of other acquired inventory, including additional spare parts, supplies and consumable items, as well as certain printing equipment. In addition, programs continue in place to improve normal margins on revenues from maintenance contracts, spare parts, supplies and consumable items.

Selling, general and administrative expenses for the second quarter increased 7%, from $5.7 million in fiscal 2002, to $6.2 million in fiscal 2003, but decreased slightly as a percentage of net sales, from 44% to 43%. For the first six months of fiscal 2003, selling, general and administrative expenses were $12.2 million, compared with $9.6 million for the same period a year ago, a 28% increase. As a percentage of net sales, selling, general and administrative expenses increased from 38% for the first half of fiscal 2002 to 41% for the first half of fiscal 2003. Research and development expenses for the three-month periods ended March 31, 2003 and 2002 were $1.4 million and $1.7 million, respectively, a 21% decrease year to year. As a percentage of net sales, research and development expenses also decreased, from 13% for the second quarter of fiscal 2002, to 10% for the most recent fiscal quarter. For the first six months of fiscal 2003, research and development expenses were $2.7 million, compared with $2.5 million for the first six months of fiscal 2002, a 7% increase. But, as a percentage of net sales, research and development expenses decreased from 10% for the first half of fiscal 2002, to 9% for the first half of fiscal 2003. For the first half of fiscal 2003, expense levels for selling, general and administrative expenses and research and development expenses were significantly higher in both categories, primarily due to the acquisition of the Canadian subsidiary, which added costs to the first half of fiscal 2002 for only the period between the December 20, 2001 acquisition date and March 31, 2002, and to the first half of fiscal 2003 for the entire period. Selling, general and administrative expenses were also higher in the first half of fiscal 2003 due to the increase in customer service staff and associated expenses required to support the increase in revenues from maintenance contracts, spare parts, supplies and consumable items. In conjunction with the Company’s announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary, the Company recognized $1.2 million in restructuring costs, comprised of severance and related costs, in the first quarter of fiscal 2003. The Company anticipates that its expense levels for fiscal 2003 will be higher than for fiscal 2002 as a result of these factors and because the cost savings associated with the restructuring, estimated at approximately $1.6 million annually, are not expected to begin to be realized until the third quarter of fiscal 2003.

Net interest expense for the three months ended March 31, 2003 and 2002, was $220,000 and $255,000, respectively. The reduction was due to a lower average amount outstanding in the current fiscal quarter, slightly offset by a higher effective interest rate in fiscal 2003, compared with fiscal 2002. For the first six months of fiscal 2003, net interest expense was $436,000, compared with $292,000 for the same period in fiscal 2002. The increase in net interest expense between periods was primarily due to the Company borrowing to finance the acquisition of the Canadian subsidiary in late December 2001, incurring significant interest in the first half of fiscal 2002 for only the period from the December 20, 2001 acquisition date through March 31, 2002, but for the entire six-month period in fiscal 2003. As with the respective quarters, for the comparative six-month periods, effective interest rates were also higher in fiscal 2003 than in fiscal 2002.

The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for the three and six months ended March 31, 2003 were $150,000 and $210,000, respectively. For the three and six months ended March 31, 2002, net transactional exchange gains were $75,000 and $21,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in the Company’s equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. The Company anticipates that it will continue to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented whenever economical and practical.

For the first half and the second quarter of fiscal 2003, no income tax benefit was recognized on the loss before income taxes; the Company has fully reserved its net deferred tax assets, totaling $2.9 million as of March 31, 2003, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. Income tax benefit for the three months ended March 31, 2002 was $311,000, compared with a tax expense of $32,000 for the first half of fiscal 2002, reflecting an estimated annual effective tax rate of 35%. Interim effective tax rates vary based on sources of income or loss, estimates of the annual effective tax rate for the fiscal year and estimated future taxable income.

For the second quarter of fiscal 2003, the Company’s basic and diluted loss per share was zero, compared with basic and diluted loss per share of $0.09 for the second quarter of fiscal 2002. Basic and diluted loss per share for the six months ended March 31, 2003 was $0.19, compared with basic and diluted earnings per share for the first six months of fiscal 2002 of $0.01. The decline in earnings between periods was primarily attributable to the significant decrease in equipment revenues as customers postponed equipment purchases in a period of continued economic uncertainty, and to the recognition of a $1.2 million restructuring charge in the first quarter of fiscal 2003.

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141 and included in accrued expenses in the Consolidated Balance Sheets. Benefits are paid on either a lump-sum basis or over time. As of March 31, 2003, the accrued liability for benefits payable in the future was $41,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill current or future orders.

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations had been divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing functions continue to be based in the United States. The selling and customer service functions remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. This action is expected to eliminate annual operating expenses of approximately $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders. The cost savings could have an impact on operating results as early as the Company’s fiscal 2003 third quarter ending June 30, 2003.

The expense reductions realized and anticipated from these actions, and those realized from the closing of the Australia subsidiary, which ceased operations as of December 31, 2001, are being applied to other uses, such as expansion of customer service functions to support increases in the installed base and enhanced marketing efforts.

Market Risk

The Company has foreign subsidiaries located in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 31% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company’s net investment in its foreign subsidiaries was $7.3 million and $7.2 million at March 31, 2003 and September 30, 2002, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter or fiscal-year-to-date period ended March 31, 2003. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first six months of fiscal 2003, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future.

Interest Rate Risk

Substantially all of the Company’s debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense for the three-month periods ended March 31, 2003 and 2002 of approximately $32,000 and $48,000, respectively, and for the six-month periods then ended of approximately $66,000 and $56,000, respectively.

Factors Affecting Results of Operations

The Company’s revenues are subject to fluctuations, which may be material. The Company’s net sales and operating results may fluctuate from quarter to quarter because: (i) the Company’s sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the Company’s operating costs are relatively fixed, variations in the timing of revenue recognition will result in significant fluctuations in operating results from period to period.

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

The Company has been party to a multi-year equipment and service contract with a significant customer. Equipment deliveries under the contract concluded in the second quarter of fiscal 2002, and the service portion of the contract concluded December 31, 2002. Effective January 1, 2003, a new three-year service agreement was reached, which will continue through December 31, 2005. Revenues from this customer have been significant, representing 28% of total revenues for fiscal 2002. The Company anticipates that revenues from this customer will also be significant in fiscal 2003, but to a lesser extent than in fiscal 2002.

The Company’s PS MICR systems product line has been marketed under an agreement with Océ Printing Systems GmbH for the right to private label, sell and service the PS75 MICR product and other high-performance sheet-fed MICR and non-MICR printing systems manufactured by Océ. This agreement will terminate effective October 13, 2003, with delivery of spare parts, supplies and consumable items inventory continuing, as per the agreement, through October 13, 2008. Though the Company plans to continue offering sale and service of the PS MICR systems during that period, there is no expectation that significant sales will be made.

As discussed below under the heading “Liquidity and Capital Resources,” the Company is dependent on its bank credit facility to fund its operations. That facility currently matures on December 31, 2003. The Company’s ability to maintain working capital depends on its compliance with the amended credit facility and on being able to extend or replace that facility when it matures. If necessary, the Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

Liquidity and Capital Resources

Working capital was $10.7 million at March 31, 2003, compared with $24.0 million at September 30, 2002. Of the $13.3 million decrease, approximately $11.1 million was the result of classifying the entire indebtedness under the credit facility as a current liability, because it is due within twelve months. The Company’s accounts receivable increased from $10.7 million as of September 30, 2002, to $11.3 million as of March 31, 2003. The $.6 million increase was due to timing. The Company’s inventory levels decreased to $18.8 million at March 31, 2003, from $20.9 million at September 30, 2002, primarily due to sale of consumables items, spare parts and supplies and continuing efforts to manage inventory levels. Deferred revenue was $595,000 at March 31, 2003, compared with $490,000 at September 30, 2002. Deferred revenue was comprised primarily of unearned revenues from maintenance contracts.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at March 31, 2003, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides for term and revolving loans and letters of credit. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $3.0 million of which remained outstanding as of March 31, 2003. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of the revolving credit commitment or the then current borrowing base.

On December 18, 2002, the lender and the Company amended the credit agreement. Under the amendment, installment payments of $250,000 were due and paid on the term loan on December 31, 2002 and March 31, 2003, with future installments of $250,000 due June 30, 2003 and September 30, 2003, and the balance of the term loans due on December 31, 2003. The amendment reduced the revolving credit commitment from $12.5 million as of December 31, 2002, to $11.5 million effective on January 1, 2003, and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. As of March 31, 2003, revolving loans outstanding were $10.4 million. The revolving credit commitment is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. Term loans and revolving loans, at the Company’s election, may be outstanding at one of two rates, the bank’s prime rate plus 1% or the bank’s adjusted LIBOR rate plus 4%, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum. As of March 31, 2003, $9.5 million was outstanding at the bank’s adjusted LIBOR rate plus 4%, $3.0 million at 7.35%, $900,000 at the bank’s prime rate plus 1% and in total, at a weighted average interest rate of approximately 6.8%.

As of March 31, 2003, the Company was in compliance with all covenants of its credit agreement. The Company believes, but cannot assure, that it will be able to fully meet the terms of the amended agreement. The Company’s ability to fund its future working capital requirements is dependent upon its ability to extend or renegotiate financing before the end of the current term of the facility. If necessary, the Company believes it has the ability to secure alternative forms of financing to meet its working capital requirements. However, the pricing of these alternative forms of financing may not be as favorable as the current credit facility.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on March 20, 2003. At the Annual Meeting, the shareholders re-elected Earl W. Rogers as director to serve through the 2006 Annual Meeting by a vote of 5,640,091 shares in favor, 126,023 shares withholding authority and a broker non-vote of zero shares. Shareholders also approved the selection of Ernst & Young LLP as the Company’s independent public auditors for fiscal 2003 by a vote of 5,665,058 shares in favor, 90,900 shares against, 10,156 shares abstaining and a broker non-vote of zero shares.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

99.1	Certificate pursuant to 18 U.S.C. § 1350

(b)  The following report on Form 8-K was filed during the three months ended March 31, 2003:

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC. Registrant

Date	May 12, 2003	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

Date	May 12, 2003	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer

CERTIFICATIONS

I, Jay A. Herman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphax Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

I, Robert M. Barniskis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Delphax Technologies Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ Robert M. Barniskis Robert M. Barniskis Vice President and Chief Financial Officer