Form 10-Q
period 2003-06-30
DELPHAX TECHNOLOGIES INC
filed 2003-08-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2003

Commission file number	0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive
Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of August 8, 2003, there were 6,214,073 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2003 and September 30, 2002

Condensed Consolidated Statements of Operations – Three and nine months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows – Nine months ended June 30, 2003 and 2002

Condensed Notes to Consolidated Financial Statements – June 30, 2003

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,198,462	$1,717,973
Short-term investments	83,940	78,430
Accounts receivable, less allowance for doubtful accounts of $220,778 and $253,106 as of June 30, 2003 and September 30, 2002, respectively	12,632,604	10,712,889
Current portion of notes receivable from customers	105,377	—
Inventory:
Raw materials and component parts	12,080,755	13,602,964
Work-in-progress	568,041	597,388
Finished goods	5,676,955	6,672,664

	18,325,751	20,873,016

Other current assets	1,679,387	1,525,695

TOTAL CURRENT ASSETS	34,025,521	34,908,003

Long-term portion of notes receivable from customers	614,408	—
EQUIPMENT AND FIXTURES
Machinery and equipment	4,907,654	4,853,798
Furniture and fixtures	3,588,271	3,190,447
Leasehold improvements	2,343,421	2,386,996

	10,839,346	10,431,241
Less accumulated depreciation and amortization	6,975,847	5,671,854

	3,863,499	4,759,387

TOTAL ASSETS	$38,503,428	$39,667,390

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,970,880	$4,284,465
Accrued expenses	3,764,229	3,269,531
Income taxes payable	151,969	482,197
Current portion of bank credit facility	13,150,000	2,300,000
Current portion of capital leases	37,241	33,361
Current portion of deferred revenue	441,128	489,996

TOTAL CURRENT LIABILITIES	22,515,447	10,859,550
Long-term portion of bank credit facility	—	12,980,000
Long-term portion of capital leases	—	28,217
Long-term portion of deferred revenue	614,408	—

TOTAL LIABILITIES	23,129,855	23,867,767

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding: 6,214,073 as of June 30, 2003 and 6,175,898 as of September 30, 2002	621,407	617,590
Additional paid-in capital	17,149,097	17,039,945
Accumulated other comprehensive loss	(1,200,044)	(1,912,335)
(Deficit) retained earnings	(1,196,887)	54,423

TOTAL SHAREHOLDERS’ EQUITY	15,373,573	15,799,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,503,428	$39,667,390

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales:
Maintenance, spares and supplies	$12,243,799	$11,185,673	$36,637,123	$26,339,621
Printing equipment	2,560,897	2,345,341	7,873,071	12,035,974

NET SALES	14,804,696	13,531,014	44,510,194	38,375,595
Costs and Expenses:
Cost of sales	7,106,386	5,945,671	21,247,471	18,380,591
Selling, general and administrative	6,072,547	5,832,610	18,290,267	15,392,324
Research and development	1,424,863	1,708,238	4,086,998	4,194,553
Restructuring costs	—	—	1,185,000	—

	14,603,796	13,486,519	44,809,736	37,967,468

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	200,900	44,495	(299,542)	408,127
Net interest expense	145,467	240,791	581,215	533,026
Net realized exchange loss (gain)	154,244	(22,948)	163,318	(13,377)
Net unrealized exchange loss (gain)	5,880	(46,747)	207,235	(77,024)

LOSS BEFORE INCOME TAXES	(104,691)	(126,601)	(1,251,310)	(34,498)
Income tax benefit	—	(116,800)	—	(84,500)

NET (LOSS) INCOME	$(104,691)	$(9,801)	$(1,251,310)	$50,002

Basic and diluted (loss) earnings per common share	$(0.02)	$(0.00)	$(0.20)	$0.01
Weighted average number of shares outstanding during the period	6,190,765	6,171,365	6,180,854	6,164,267
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,190,765	6,171,365	6,180,854	6,349,815

See condensed notes to consolidated financial statements

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,

	2003	2002

OPERATING ACTIVITIES
Net (loss) income	$(1,251,310)	$50,002
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,376,050	1,193,793
Gain on disposal of equipment and fixtures	—	(11,562)
Other	74,192	(5,923)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,567,214)	3,668,355
Inventory	2,882,636	(2,493,999)
Other current assets	(703,399)	(1,108,093)
Notes receivable	(105,377)	—
Accounts payable and accrued expenses	648,204	1,249,592
Deferred revenue	563,113	(717,814)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,916,895	1,824,351
INVESTING ACTIVITIES
Business acquisition	—	(16,673,000)
Purchase of equipment and fixtures	(472,447)	(463,360)
Purchase of short-term investments	—	(125,106)
Proceeds from sale of short-term investments	—	66,687

NET CASH USED IN INVESTING ACTIVITIES	(472,447)	(17,194,779)
FINANCING ACTIVITIES
Issuance of common stock	112,968	73,356
Repurchase of common stock	—	(22,050)
(Repayment) borrowing on bank credit facility, net	(2,130,000)	15,679,371
Principal payments on capital lease obligations	(24,337)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,041,369)	15,730,677
EFFECT OF EXCHANGE RATE CHANGES ON CASH	77,410	(47,847)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(519,511)	312,402
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,717,973	591,536

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,198,462	$903,938

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2003

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B – Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	For the Three Months Ended				For the Nine Months Ended
	June 30,				June 30,

	2003		2002		2003		2002

Numerator:
Net (loss) income	$(104,691)		$(9,801)		$(1,251,310)		$50,002

Numerator for basic and diluted loss and earnings per share — (loss) income applicable to common shareholders	$(104,691)		$(9,801)		$(1,251,310)		$50,002
Denominator:
Denominator for basic loss and earnings per share, weighted average shares	6,190,765		6,171,365		6,180,854		6,164,267
Dilutive potential common shares, employee stock options	—	a	—	a	—	a	185,548

Denominator for diluted loss and earnings per share, adjusted weighted average shares	6,190,765		6,171,365		6,180,854		6,349,815
(Loss) earnings per common share	$(0.02)		$(0.00)		$(0.20)		$0.01
(Loss) earnings per common share, assuming dilution	(0.02)		(0.00)		(0.20)		0.01

a – No incremental shares related to employee stock options are included because the impact would be antidilutive.

NOTE C – Comprehensive Income

The components of comprehensive income and loss, net of related tax, for the three and nine months ended June 30, 2003 and 2002 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income	$(104,691)	$(9,801)	$(1,251,310)	$50,002
Foreign currency translation adjustment	510,189	100,059	712,291	33,165

Comprehensive income (loss)	$405,498	$90,258	$(539,019)	$83,167

NOTE D – Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148). Pro forma net loss and loss per share determined as if the Company had accounted for its employee stock options under the fair value method of those Statements, for the three- and nine-month periods ended June 30, 2003 and 2002 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income, as reported	$(104,691)	$(9,801)	$(1,251,310)	$50,002
Stock-based compensation determined under fair value based method for all awards	(23,725)	(44,037)	(127,023)	(146,353)

Adjusted net loss, assuming fair value method for all stock-based awards	$(128,416)	$(53,838)	$(1,378,333)	$(96,351)

Basic (loss) earnings per share, as reported	$(0.02)	$(0.00)	$(0.20)	$0.01
Diluted (loss) earnings per share, as reported	(0.02)	(0.00)	(0.20)	0.01
Basic loss per share, SFAS 123 adjusted	(0.02)	(0.01)	(0.22)	(0.02)
Diluted loss per share, SFAS 123 adjusted	(0.02)	(0.01)	(0.22)	(0.02)

NOTE E – Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction

In December 2001, the Company through a newly organized Canadian subsidiary acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Acquired Company”). The Acquired Company is located in suburban Toronto, Ontario, and is the supplier of the print engines used in a number of the Company’s products and to a number of non-competing original equipment manufacturers.

NOTE E – Acquisition of Delphax Systems, Corporate Name Change and Workforce Reduction (continued)

The property acquired included accounts receivable, inventory, fixed assets, contract rights, various intellectual property and intangibles, including rights to the name “Delphax.” Effective April 1, 2002, following an affirmative shareholder vote at the March 21, 2002 Annual Meeting of Shareholders, the Company changed its name from Check Technology Corporation to Delphax Technologies Inc.

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and included in accrued expenses in the Consolidated Balance Sheets. Benefits are paid on either a lump-sum basis or over time. As of June 30, 2003, the accrued liability for benefits payable in the future was $13,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan.

The following pro forma data for the nine months ended June 30, 2002, compared with the current fiscal-year-to-date period, was prepared in accordance with SFAS 141 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and assumes the acquisition had occurred at the beginning of fiscal 2001 and reflects an adjustment for interest expense in the period ended December 31, 2001. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma
Combined Summary Statements of Operations

	For the Nine Months Ended
	June 30,

	2003	2002

Net sales	$44,510,194	$44,059,851
Net loss	(1,251,310)	(318,075)
Basic and diluted loss per common share	(0.20)	(0.05)

NOTE F – Restructuring

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations had been divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing functions continue to be based in the United States. The selling and customer service functions remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. These restructuring costs are wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, were properly charged to operating expense in the first quarter of fiscal 2003, in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). As of June 30, 2003, the accrued liability for benefits payable in the future was $607,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan.

NOTE G – Credit Agreement

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides for term and revolving loans. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $2.8 million of which remained outstanding as of June 30, 2003. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of the revolving credit commitment or the then current borrowing base.

On December 18, 2002, the lender and the Company amended the credit agreement. Under the amendment, installment payments of $250,000 were due and paid on the term loan on December 31, 2002, March 31, 2003 and June 30, 2003, with another installment of $250,000 due September 30, 2003, and the balance of the term loans due on December 31, 2003. The amendment reduced the revolving credit commitment from $12.5 million as of December 31, 2002, to $11.5 million effective on January 1, 2003, and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. As of June 30, 2003, revolving loans outstanding were $10.4 million. The revolving credit commitment is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. Term loans and revolving loans, at the Company’s election, may be outstanding at one of two rates, the bank’s prime rate plus 1% or the bank’s adjusted LIBOR rate plus 4%, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum. As of June 30, 2003, $9.3 million was outstanding at the bank’s adjusted LIBOR rate plus 4%, $3.0 million at 7.35%, $900,000 at the bank’s prime rate plus 1% and in total, at a weighted average interest rate of approximately 6.9%.

On August 11, 2003, the lender and the Company entered into a second amendment to the Company’s credit agreement. The amendment increases the lender’s revolving credit commitment from $10.5 million to $12.0 million, relaxes certain financial covenants in the credit agreement and waives financial covenant defaults that would have existed as of June 30, 2003 absent the amendment. There is no change in the maturity date, interest rates or principal payment schedule for the loans under the credit agreement.

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

NOTE H – Business Combinations and Goodwill and Other Intangible Assets

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

NOTE I – Impairment or Disposal of Long-Lived Assets

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

NOTE J – Accounting for Costs Associated with Exit or Disposal Activities

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

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. For the fiscal year ended September 30, 2002 and the nine-month period ended June 30, 2003, the Company fully reserved its net deferred tax assets, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. As of June 30, 2003 and September 30, 2002, deferred tax assets of $2.7 million and $2.1 million, respectively, had been fully reserved. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

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

Restructuring Initiatives

In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. See NOTE E to the financial statements. On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. See NOTE F to the financial statements. At the end of each quarter, management evaluates its estimates of costs to complete the restructuring initiatives. Differences, if any, between previous and revised cost estimates many result in a charge or credit to the Company’s results of operations. As of June 30, 2003, the accrued liability for benefits payable in the future was $13,000 and $607,000, respectively, for the April 2002 and December 2002 initiatives. It is estimated that these balances will be sufficient to cover the remaining obligation under the plans.

Results of Operations

The Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and 2002 include the post-acquisition results of the business acquired by the Company on December 20, 2001. See NOTE E to the financial statements.

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales:
Maintenance, spares and supplies	82.7%	82.7%	82.3%	68.6%
Printing equipment	17.3	17.3	17.7	31.4

NET SALES	100.0	100.0	100.0	100.0
Costs and Expenses:
Cost of sales	48.0	44.0	47.7	47.9
Selling, general and administrative	41.0	43.1	41.1	40.1
Research and development	9.6	12.6	9.2	10.9
Restructuring costs	0.0	0.0	2.7	0.0

	98.6	99.7	100.7	98.9

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	1.4	0.3	(0.7)	1.1
Net interest expense	1.0	1.7	1.2	1.4
Net realized exchange loss (gain)	1.1	(0.2)	0.4	(0.0)
Net unrealized exchange loss (gain)	0.0	(0.3)	0.5	(0.2)

LOSS BEFORE INCOME TAXES	(0.7)	(0.9)	(2.8)	(0.1)
Income tax benefit	0.0	(0.8)	0.0	(0.2)

NET (LOSS) INCOME	(0.7)%	(0.1)%	(2.8)%	0.1%

The Company’s net sales consist of revenues from: (i) maintenance contracts, spare parts, supplies and consumable items, and (ii) sales of printing systems and related equipment. For the three-month period ended June 30, 2003 (third quarter of fiscal 2003), net sales were $14.8 million, up 9% from $13.5 million for the three-month period ended June 30, 2002 (third quarter of fiscal 2002). For the nine months ended June 30, 2003, net sales were $44.5 million, up 16% from $38.4 million for the same period a year ago.

For the third quarter of fiscal 2003, revenues from maintenance contracts, spare parts, supplies and consumable items increased 9%, from $11.2 million for the third quarter of fiscal 2002, to $12.2 million for the most recent fiscal quarter. For the nine months ended June 30, 2003, revenues from maintenance contracts, spare parts, supplies and consumable items increased 39%, from $26.3 million for the first nine months of fiscal 2002, to $36.6 million for the first nine months of fiscal 2003. The increase in revenues between the comparative nine-month periods was due primarily to incremental revenues from the fiscal 2002 acquisition of the Canadian subsidiary, which contributed to first nine months of fiscal 2002 results for only the period between the December 20, 2001 acquisition date and June 30, 2002, and to the first nine months of fiscal 2003 for the entire period. In addition, revenues from maintenance contracts, spare parts, supplies and consumable items were also higher for the fiscal 2003 quarter and year-to-date period than for the same year-ago periods due to the larger installed base of Imaggia and the addition of CR Series systems to the installed base. For these reasons, the Company anticipates fourth quarter revenues from maintenance contracts, spare parts, supplies and consumable items consistent with the first three quarters.

Revenues from the sale of printing equipment were $2.6 million for the third quarter of fiscal 2003, up 9% from $2.3 million for third quarter of fiscal 2002. Revenues from the sale of printing equipment for the first nine months of fiscal 2003 were $7.9 million, down 35% from printing equipment revenues for the same period in fiscal 2002 of $12.0 million.

The Company’s printing systems primarily consist of the Imaggia, CR Series, RS Series, Checktronic, Foliotronic, which are manufactured by the Company, and the PS MICR systems, which are manufactured by Océ and sold on a private label basis. The Checktronic and Foliotronic are the Company’s legacy products. The increase in revenues from printing equipment for the third quarter of fiscal 2003, compared with the third quarter of fiscal 2002 was primarily due to slightly higher Imaggia sales, offset by sales of PS MICR systems in the third quarter of fiscal 2002, but not in the most recent fiscal quarter. For the nine months ended June 30, 2003, compared with the same period a year ago, the decrease in revenues from printing equipment was primarily due to significantly lower sales of the Imaggia product line, partially offset by higher sales of the CR Series product line. Imaggia sales were down for the first nine months of fiscal 2003, compared with the first nine months of fiscal 2002, primarily due to completion of deliveries under a significant multi-unit contract in the second quarter of fiscal 2002. In general, the Company attributes lower revenues from printing equipment to continuing uncertain economic conditions, which have led customers to postpone capital equipment purchases.

The Company’s gross margin percentage for the third quarter of fiscal 2003 was 52%, compared with 56% for the third quarter of fiscal 2002. The reduction was due primarily to sales mix and higher manufacturing variances as a result of lower equipment production levels in the third quarter of fiscal 2003. For the fiscal-year-to-date periods, the gross margin percentage was 52% in both years. Though the gross margin percentages are equivalent in the nine-month periods ended June 30, 2003 and 2002, the composition of the margin is different primarily due to sales mix. In addition the margin for the first nine months of fiscal 2003 was negatively affected, as was the quarter, by higher manufacturing variances due to lower equipment production levels, and positively affected by the sale of inventory acquired in the December 2001 Canadian acquisition at values in excess of those originally assigned in the final purchase accounting for the acquisition. The sale of this acquired inventory resulted in margins higher than the Company would normally expect to achieve from its on-going business. As cited above under Critical Accounting Policies — Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. In general, the Company anticipates that its gross margin percentage for the remainder of fiscal 2003 will be slightly higher than the Company would normally expect to achieve due to the expected sale of acquired inventory. In addition, programs continue in place to improve normal margins on revenues from maintenance contracts, spare parts, supplies and consumable items.

Selling, general and administrative expenses for the third quarter increased 4%, from $5.8 million in fiscal 2002, to $6.1 million in fiscal 2003, but decreased slightly as a percentage of net sales, from 43% to 41%. For the first nine months of fiscal 2003, selling, general and administrative expenses were $18.3 million, compared with $15.4 million for the same period a year ago, a 19% increase. As a percentage of net sales, selling, general and administrative expenses increased slightly from 40% for the first nine months of fiscal 2002, to 41% for the first nine months of fiscal 2003. For the first nine months of fiscal 2003, expense levels for selling, general and administrative expenses were significantly higher, primarily due to the acquisition of the Canadian subsidiary, which added costs to the first nine months of fiscal 2002 for only the period between the December 20, 2001 acquisition date and June 30, 2002, and to the first nine months of fiscal 2003 for the entire period. Selling, general and administrative expenses were also higher in the first nine months of fiscal 2003 due to the increase in customer service staff and associated expenses required to support the increase in revenues from maintenance contracts, spare parts, supplies and consumable items.

Research and development expenses for the three-month periods ended June 30, 2003 and 2002 were $1.4 million and $1.7 million, respectively, a 17% decrease year to year. As a percentage of net sales, research and development expenses also decreased, from 13% for the third quarter of fiscal 2002, to 10% for the most recent fiscal quarter. For the first nine months of fiscal 2003, research and development expenses were $4.1 million, compared with $4.2 million for the first nine months of fiscal 2002, a 3% decrease. As a percentage of net sales, research and development expenses also decreased, from 11% for the first nine months of fiscal 2002, to 9% for the first nine months of fiscal 2003. The modest decrease in research and development expenses for the first nine months of fiscal 2003 compared with the first nine months of fiscal 2002 is primarily due to cost control measures, more than offsetting the impact of the acquisition of the Canadian subsidiary, which added costs to the first nine months of fiscal 2002 for only the period between the December 20, 2001 acquisition date and June 30, 2002, and to the first nine months of fiscal 2003 for the entire period. For the third quarter of fiscal 2003, compared with the third quarter of fiscal 2002, research and development expenses were more significantly lower than for the corresponding fiscal-year-to-date periods due to cost savings associated with the restructuring announced in December 2002. In conjunction with the Company’s announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary, the Company recognized $1.2 million in restructuring costs, comprised of severance and related costs, in the first quarter of fiscal 2003.

The Company anticipates that total operating expense levels for fiscal 2003 will be higher than for fiscal 2002 as a result of these factors, and because of the proportion of expenses incurred in foreign currencies that have strengthened significantly against the US dollar over the course of fiscal 2003. Partially offsetting these increases will be the effects of the December 2002 restructuring, the benefits from which have first started to be realized in the third quarter of fiscal 2003.

Net interest expense for the three months ended June 30, 2003 and 2002, was $145,000 and $241,000, respectively. The reduction was due to a lower average amount outstanding in the current fiscal quarter, slightly offset by a higher effective interest rate in fiscal 2003, compared with fiscal 2002. For the first nine months of fiscal 2003, net interest expense was $581,000, compared with $533,000 for the same period in fiscal 2002. The increase in net interest expense between periods was primarily due to the Company borrowing to finance the acquisition of the Canadian subsidiary in late December 2001, incurring significant interest in the first nine months of fiscal 2002 for only the period from the December 20, 2001 acquisition date through June 30, 2002, but for the entire nine-month period in fiscal 2003. As with the respective quarters, for the comparative nine-month periods, effective interest rates were also higher in fiscal 2003 than in fiscal 2002.

The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for the three and nine months ended June 30, 2003 were $160,000 and $371,000, respectively. For the three and nine months ended June 30, 2002, net transactional exchange gains were $70,000 and $90,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in the Company’s equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. The Company anticipates that it will continue to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented whenever economical and practical.

For the first nine months and the third quarter of fiscal 2003, no income tax benefit was recognized on the loss before income taxes; the Company has fully reserved its net deferred tax assets, totaling $2.7 million as of June 30, 2003, recognizing that the Company has incurred losses in three of the last four fiscal years and there is no assurance that future years will be profitable. Income tax benefit for the three months and nine months ended June 30, 2002 was $117,000 and $85,000 respectively, reflecting effective tax rates significantly different than the statutory rate of 35%. Interim effective tax rates vary based on sources of income or loss, estimates of the annual effective tax rate for the fiscal year and estimated future taxable income.

For the third quarter of fiscal 2003, the Company’s basic and diluted loss per share was $0.02, compared with basic and diluted loss per share of $0.00 for the third quarter of fiscal 2002. Basic and diluted loss per share for the nine months ended June 30, 2003 was $0.20, compared with basic and diluted earnings per share for the first nine months of fiscal 2002 of $0.01. The decline in earnings between periods was primarily attributable to the significant decrease in equipment revenues as customers postponed equipment purchases in a period of continued economic uncertainty, and to the recognition of a $1.2 million restructuring charge in the first quarter of fiscal 2003.

On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141 and included in accrued expenses in the Consolidated Balance Sheets. Benefits are paid on either a lump-sum basis or over time. As of June 30, 2003, the accrued liability for benefits payable in the future was $13,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill current or future orders.

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations had been divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing functions continue to be based in the United States. The selling and customer service functions remain unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company expects to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, which is scheduled to be completed by the end of calendar 2003. As of June 30, 2003, the accrued liability for benefits payable in the future was $607,000. It is estimated that this balance will be sufficient to cover the remaining obligation under the workforce reduction plan. This action, from which the cost saving benefits have first started to be realized in the third quarter of fiscal 2003, is expected to eliminate annual operating expenses of approximately $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders.

The expense reductions realized and anticipated from these actions, and those realized from the closing of the Australia subsidiary, which ceased operations as of December 31, 2001, are being applied, in part, to other uses, such as expansion of customer service functions to support increases in the installed base and enhanced marketing efforts.

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

The Company’s net investment in its foreign subsidiaries was $7.0 million and $7.2 million at June 30, 2003 and September 30, 2002, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter or fiscal-year-to-date period ended June 30, 2003. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first nine months of fiscal 2003, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future.

Interest Rate Risk

Substantially all of the Company’s debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense for the three-month periods ended June 30, 2003 and 2002 of approximately $28,000 and $39,000, respectively, and for the nine-month periods then ended of approximately $95,000 and $94,000, respectively.

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

On December 20, 2001, the Company acquired substantially all of the North American business assets of Delphax Systems, which is located in suburban Toronto, Ontario, and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing systems incorporating proprietary electron beam imaging (EBI) technology. It is the supplier of the print engines used in a number of the Company’s products and to a number of non-competing original equipment manufacturers. For fiscal 2002, the acquisition contributed approximately $17.7 million in incremental revenues. While the Company expects the acquisition to provide increased revenues and incremental operating income in the future, there is no assurance that actual results will be as anticipated. In addition, the acquisition expanded the Company’s product lines to include the CR Series and RS Series of roll-fed print systems. To date, only a limited number of CR Series and RS Series systems have been sold and there can be no assurance that such systems will be sold in the future.

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

Liquidity and Capital Resources

Working capital was $11.5 million at June 30, 2003, compared with $24.0 million at September 30, 2002. Of the $12.5 million decrease, approximately $11.1 million was the result of classifying the entire indebtedness under the credit facility as a current liability, because it is due within twelve months. The Company’s accounts receivable increased from $10.7 million as of September 30, 2002, to $12.6 million as of June 30, 2003. The $1.9 million increase was due to timing. The Company’s inventory levels decreased to $18.3 million at June 30, 2003, from $20.9 million at September 30, 2002, primarily due to sale of on-hand finished goods in excess of additions to finished goods inventory, sale of spare parts, supplies and consumable items, and continuing efforts to manage inventory levels. The current portion of deferred revenue was $441,000 at June 30, 2003, compared with $490,000 at September 30, 2002. Current deferred revenue was comprised of unearned revenues from maintenance contracts and the current portion of a long-term installment sale of printing equipment. The non-current portion of a long-term installment sale of printing equipment was $614,000 as of June 30, 2003; all deferred revenue as of September 30, 2002 was current.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at June 30, 2003, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides for term and revolving loans. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $2.8 million of which remained outstanding as of June 30, 2003. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of the revolving credit commitment or the then current borrowing base.

On December 18, 2002, the lender and the Company amended the credit agreement. Under the amendment, installment payments of $250,000 were due and paid on the term loan on December 31, 2002, March 31, 2003 and June 30, 2003, with another installment of $250,000 due September 30, 2003, and the balance of the term loans due on December 31, 2003. The amendment reduced the revolving credit commitment from $12.5 million as of December 31, 2002, to $11.5 million effective on January 1, 2003, and $10.5 million effective on July 1, 2003, and the facility matures and comes due on December 31, 2003. As of June 30, 2003, revolving loans outstanding were $10.4 million. The revolving credit commitment is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. Term loans and revolving loans, at the Company’s election, may be outstanding at one of two rates, the bank’s prime rate plus 1% or the bank’s adjusted LIBOR rate plus 4%, provided that $3.0 million of the principal amount of the revolving loans bear interest at the fixed rate of 7.35% per annum. As of June 30, 2003, $9.3 million was outstanding at the bank’s adjusted LIBOR rate plus 4%, $3.0 million at 7.35%, $900,000 at the bank’s prime rate plus 1% and in total, at a weighted average interest rate of approximately 6.9%.

On August 11, 2003, the lender and the Company entered into a second amendment to the Company’s credit agreement. The amendment increases the lender’s revolving credit commitment from $10.5 million to $12.0 million, relaxes certain financial covenants in the credit agreement and waives financial covenant defaults that would have existed as of June 30, 2003 absent the amendment. There is no change in the maturity date, interest rates or principal payment schedule for the loans under the credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information called for by this item is provided under the caption “Market Risk” under Item 2. – Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     The Company’s Chairman and Chief Executive Officer, Jay A. Herman, and Vice President and Chief Financial Officer, Robert M. Barniskis, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

     There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(b) The following report on Form 8-K was filed during the three months ended June 30, 2003:

May 7, 2003 – Form 8-K: Item 9. Regulation FD Disclosure (Item 12. Disclosure of Results of Operations
and Financial Condition) – Earnings release issued May 7, 2003, for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date	August 8, 2003	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer

Date	August 8 , 2003	/s/ Robert M. Barniskis

Robert M. Barniskis
Vice President and Chief Financial Officer