Form 10-K
period 2003-09-30
DELPHAX TECHNOLOGIES INC
filed 2004-01-13
CIK 350692

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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
Common Stock ($.10 par value)
Preferred Stock Purchase Rights
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $21,441,312 at December 15, 2003 when the closing price of such stock, as reported by NASDAQ, was $3.45.

      There were 6,214,873 shares outstanding of Registrant’s $.10 par value Common Stock as of December 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed with the Commission in January 2004 for the Company’s Annual Meeting of Shareholders scheduled for March 18, 2004 are incorporated by reference into Part III.

      This Form 10-K consists of 62 pages (including exhibits). The index is set forth on page 2.

PART I

Item 1.     Business

Company Background

      Delphax Technologies Inc. (the Company) designs, manufactures, sells and services advanced digital print-production equipment based on its patented electron beam imaging (EBI) technology. The Company derives the majority of its revenues from the sale of maintenance contracts, spare parts, supplies and consumable items that are used with this equipment. The Company’s printing equipment provides customers with the capability to personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications. The Company was formed in 1981 and shipped its first digital printing system for the production of checks and other financial documents, the Model 2000 Checktronic®, in 1983.

      The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions provided by the Checktronic allowed lower cost production of small check orders (25 to 100 checks) that are typical in most markets outside the United States. This, and an improvement in printing quality, created a demand for the Company’s equipment in many international markets. The Company opened its first subsidiary in England in 1983 and a subsidiary in France in 1987.

      During 1998, the Company launched the Imaggia® MG20 digital press in response to the changing demands of security printers and on-demand printing applications worldwide. The Imaggia MG20 system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Company markets the Imaggia system to customers with high-volume folio production and print-on-demand (POD) applications.

      In April 1999, the Company entered into an agreement with Océ Printing Systems GmbH for rights to sell (on a private label basis) and service the PS75 MICR and other high-performance sheet-fed MICR printing systems (PS MICR systems) and non-MICR printing systems manufactured by Océ. This agreement terminated effective October 13, 2003, with delivery of spare parts and consumable items continuing, as per the agreement, through October 13, 2008.

      In July 2001, the Company announced the introduction of the Imaggia II digital press. Faster, easier to use and supporting a larger media size than the Imaggia MG20 system, the Imaggia II features a flat-screen operator interface with the front-end data processing capacity to support production of truly variable data from sheet to sheet. The Company began shipping the Imaggia II system in the second quarter of fiscal 2002.

      In December 2001, the Company, through a newly organized Canadian subsidiary, acquired substantially all of the North American business assets of Delphax Systems and Delphax Systems, Inc. (collectively, the “Delphax Business”). The Delphax Business developed, manufactured and distributed print engines, print management software and a range of digital printing systems incorporating the Delphax Business’s proprietary EBI technology. It was the supplier of the print engines used in a number of the Company’s products and also supplied print engines to a number of non-competing original equipment manufacturers (OEM). The acquisition was significant in that it provided the Company with the patented EBI technology for the print engines used in the Company’s products. Shortly after the acquisition, the Company changed its name to Delphax Technologies Inc.

      The Company has maintained supply and license arrangements with the OEM customers of the Delphax Business. These OEM customers provide an important non-competing channel for distributing EBI technology-based products to additional commercial printing markets.

      In April 2002, the Company announced the introduction of the CR Series of high-volume, roll-fed digital printing presses. The CR900 and CR1300 digital presses deliver 200 and 300 feet per minute throughput, respectively. Both digital presses feature wide-format, duplex production at full 600 X 600 DPI (dots per inch) print quality for publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. The Company sold its first CR Series digital press in June 2002.

      In April 2002, the Company also introduced the RS Series of roll-fed, sheet-output digital print production systems. The RS Series digital printers feature fast throughput and duplex production, with a variety of built-in finishing options for data and document centers, education, public utilities and the financial industry. The Company sold its first RS Series digital printer in June 2002.

      In October 2002, the Company announced its intention to demonstrate its next-generation of the CR Series product line, the CR2000, at the Drupa 2004 tradeshow in Germany. This product will feature a throughput of 450 feet per minute and retain all the print quality and paper processing capabilities of the CR1300 system.

      During fiscal 2003, the Company consolidated its manufacturing and engineering operations with those of the Delphax Business in suburban Toronto, Canada. As of September 30, 2003, the Company had approximately 4,000 installations using its EBI technology in more than 60 countries.

Products

      Digital printing equipment is classified as either “cut-sheet” or “roll-fed” printers or presses, depending on their paper-handling characteristics. Cut-sheet printing equipment requires the input of individual pre-cut sheets of paper, or base stock, and may also be called “sheet-fed” printing equipment. Roll-fed printing equipment uses rolls of paper, or fan-folded stacks of paper, and may also be called “web” printing equipment.

      Roll-fed printing equipment is ideal for high-volume printing applications. It is not uncommon for a single roll of base stock to exceed 40,000 feet. Roll-fed printing equipment is limited to a single base stock per print job and often requires more extensive pre-press and post-print finishing processes.

      Cut-sheet printing equipment is generally not as fast as roll-fed printing equipment as it is limited by the process of moving individual sheets of paper through the print engine at high speeds. Cut-sheet printing equipment is designed to handle applications that require multiple paper stocks in a single job, variable overprint on pre-printed stocks, or where volume per print job is comparatively small.

      The Company sells both cut-sheet and roll-fed printing equipment that is currently used in a number of commercial printing applications: folio production, insurance claims, fulfillments, disbursements, publishing, direct mail and transaction processing. Folio production applications include the printing of checkbooks and financial payment coupon books. Insurance claims applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks. Disbursement applications include accounts payable checks and payroll checks. Publishing applications include the printing of books, legal and financial documents and manuals. Direct mail applications include the printing of personalized and mass-market mailings. Transaction processing applications include the printing of invoices and statements. The Company’s advanced digital print-production equipment enables its customers to cost-effectively produce applications of these types. The Company also licenses and manufactures EBI technology for OEM partners that create differentiated product solutions for additional markets.

      The Company’s digital presses are based upon its patented EBI technology. Its flagship products, the CR Series and the Imaggia II system, deliver industry-leading throughput for high-volume roll-fed and cut-sheet printing environments. The systems are extremely durable, reliable and versatile, manufactured for production environments that often utilize the equipment for ongoing 24/7 operations, providing unparalleled ability to handle a wide range of substrates, from ultra lightweight paper to heavy stock.

      Cut-sheet Printing Equipment. Currently, the Company’s premier cut-sheet digital press is the Imaggia II, which offers best-in-class throughput of 300 pages (8 1/2” X 11”) per minute at 600 X 600 DPI print quality. The Imaggia II system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Imaggia II print quality also meets the highest worldwide standards for MICR encoding on secure documents. The Company markets two models of the Imaggia II system to customers for the high-volume production of checks, financial documents, business forms, calendars and customized direct mail applications. The Imaggia II system accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and varying paper sizes up to 18.75” in width and 26” in length. The Imaggia II system can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability and print consistency.

      The Company’s other notable brand of cut-sheet printers is the Checktronic. The Checktronic print system uses a combination of EBI and impact printing technology. The Company markets the Checktronic print system to customers with medium to high-volume folio production, insurance claim, fulfillment and disbursement applications. The Checktronic operates at rated speeds of up to 120 pages per minute and can be purchased with advanced security and audit capability. It is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa.

      Roll-fed Printing Equipment. The Company’s premier roll-fed digital press is the CR1300 high-volume, web production system, which delivers an industry leading 300 feet per minute throughput and features wide-format, duplex production at full 600 X 600 DPI print quality. The Company markets two models of the CR Series system to publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. The CR Series accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and can be purchased with various output paper handling options. The CR Series digital presses provide a high degree of flexibility, reliability and the consistency required to produce high quality printed output while reducing production costs.

      The Company’s other manufactured roll-fed printer is the RS Series. The RS Series utilizes the Company’s EBI print technology to provide roll-fed duplex production at rated speeds of up to 330 pages per minute. The Company markets three models of the RS Series to customers that require quality, short-run, quick-turnaround printing. The system is well suited for the production of statements and transaction documents, coupons and tags, student information, explanation of benefits pamphlets and letter checks.

      Finishing Systems. In addition to document production systems, the Company manufactures a finishing system to complement its cut-sheet printing equipment. The Foliotronic® Plus system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with the Company’s print equipment, the Foliotronic Plus system enables customers with folio production applications to transform various paper stocks into finished books.

      Additional finishing systems are offered in conjunction with the Company’s cut-sheet and roll-fed printing equipment through various external supplier partnerships established by the Company in order to provide complete print production solutions to its customers. These additional finishing systems may provide such post-printing activities as batching, stacking, slitting, cutting, folding and binding, depending upon the type of equipment and the application. Suppliers of finishing systems are required to meet stringent standards for quality, reliability and interoperability with the Company’s print equipment.

      Pre-press Software and Hardware. The Company provides various pre-press software and hardware solutions for use with its printing equipment. When used with the Company’s printing equipment, pre-press software and hardware solutions provide the data integration tools necessary to manage the print production process. The Company has developed some of these pre-press software and hardware solutions while others are provided through various external supplier partnerships established by the Company. Suppliers of pre-press software and hardware solutions are required to meet stringent standards for quality, reliability and interoperability with the Company’s print equipment.

      Maintenance, spares and supplies. Maintenance, spares and supplies revenues result from the sale of maintenance contracts, proprietary consumable and supply items and spare parts to customers who have purchased the Company’s print equipment. Supplies are operating materials that are consumed during normal operation of the Company’s systems. Examples of these supplies include: (i) EBI print heads, which are consumed in creating the electronic image, (ii) erase rods, which are consumed in removing the electronic image, and (iii) toner, which is consumed in the printing process.

      The Company employs customer engineers at each of its major service locations. For customers who purchase maintenance contracts after the warranty period, which is typically 90 days from customer acceptance of a system, the Company provides ongoing customer support through its service network, for which it charges for time and materials on an annual service contract basis. Some customers elect to provide their own maintenance and service on the equipment they have purchased. Historically, warranty service expense has not been significant to the Company after the initial units of a new product have been placed with customers.

Sales and Marketing

      Organization. The Company’s printing equipment sales are made predominantly through direct sales personnel based in the United States and Europe. The Company also utilizes licensed distributors and resellers to supplement its sales coverage of the commercial printing marketplace. Marketing activities for the Company and its subsidiaries are centralized at the Company’s headquarters in Minnetonka, Minnesota, USA. Key marketing activities include market and product direction, product life cycle planning, system pricing, execution of promotional plans (including major industry events), creation and implementation of advertising and public relations strategies, development of collateral materials and sales support. In addition, the Company utilizes market research and market development resources to anticipate changes in the Company’s competitive environment.

      United States Market. Historically, the Company’s market for its products has been primarily the production of checks and other financial documents. The market for the Company’s products has increased to include additional segments of the publishing, direct mail and transaction processing markets.

      The publishing market in the United States is comprised of two major segments: (i) long-run printing applications, and (ii) short-run printing applications referred to as POD applications. Long-run printing applications include newspapers, magazines, first edition book printing, consumer catalogs and greeting cards. POD applications include the production of checks and other financial documents, coursework textbooks, forms, newsletters, second edition paperback books, personalized catalogs, policy manuals, product catalogs and product manuals. The Company markets its CR Series digital web presses in both segments of the publishing market.

      The direct mail market is comprised of variable data printing applications including postcards, self-mailers, letters, flyers and personalized newsletters. The transaction processing market is comprised of variable data printing applications including bill and statement production, check writing, policy printing and security documents. The Company has an installed base in both these markets where it offers both cut-sheet and roll-fed printing equipment.

      The market in the United States for checks and other financial documents is the largest in the world, notwithstanding the fact that the annual consumption of checks has shown a slowing growth rate over the last several years. The Company believes alternatives to the check document, such as debit and credit cards, will eventually reduce the number of checks used, although the size and rate of reduction are difficult to predict. Company studies have shown that other documents produced by the Company’s printing equipment have exhibited higher growth rates over the same period. These documents include laser checks, payment coupons, tax payment and other installment payment products.

      International Market. The market for the Company’s products outside of the United States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on the Company’s products because of their automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the Company’s high quality MICR printing capabilities. As a result of these market factors, the Company has had success in penetrating the largest personal check production markets outside of the United States. These include France, Mexico, Philippines, Spain and the United Kingdom. The Company believes additional opportunities exist for its products outside of the United States in the publishing, direct mail and transaction processing markets.

Significant Customers

      The Company has been party to a multi-year equipment and service contract with a significant equipment and service customer. Equipment deliveries under the contract concluded in the second quarter of fiscal 2002. The service contract, as renewed effective January 1, 2003, will continue through December 2005. Total equipment and service revenues from this customer have been significant, representing 19%, 28% and 57% of total revenues for fiscal 2003, 2002 and 2001, respectively. The Company anticipates that revenues from this customer will also be significant in fiscal 2004, though to a lesser extent than in fiscal 2003. However, there is no assurance that this will be the case.

      The Company also has a significant OEM customer as a result of the acquisition of the Delphax Business. Revenues from this customer were 14% and 13% of total sales for fiscal 2003 and 2002, respectively. The Company anticipates but cannot assure that revenues from this customer will also be significant in fiscal 2004, at fiscal 2003 levels or higher.

Competition

      The Company’s products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of the Company’s competitors are well established and have significantly greater access to technical, marketing, financial and personnel resources. The Company believes sales of the CR Series and Imaggia systems are critical to its ability to remain competitive in the markets it serves, and is continuing to invest in the future success of these products with improved speed and print quality enhancements. See “Research and Development.”

      Folio production involves the manufacture of checkbooks and payment coupon books. In North America, check production is dominated by a small number of companies: Deluxe Corporation (St. Paul, Minnesota); John H. Harland Company (Decatur, Georgia); Liberty Enterprises (St. Paul, Minnesota); Davis + Henderson Intercheques (Toronto, Ontario); and Clarke American (San Antonio, Texas): all are customers of the Company. These major customers establish competitive standards for alphanumeric print quality, MICR print quality and delivery time that must be met or surpassed in order to compete effectively in the United States personal check market. With the Checktronic system product line, the Company was able to establish itself only in the production of new account kits, money market checkbooks and other applications that do not require offset or letterpress quality. The Imaggia system was designed to provide entry into the North American check production market. The Company has successfully penetrated this market with approximately a 60% market share of the consumer checkbooks printed digitally in North America. The Company’s major competitors in the digital printing and manufacture of checkbooks in North America are Xerox (United States) and Océ (Germany).

      The Company has had success in the segment of the North American folio production segment that involves the production of personalized payment books such as installment loan and tax payment books. This market is dominated by a small number of companies such as NCP (Birmingham, Alabama), Cummins Allison (Indianapolis, Indiana) and Venture Encoding (Dallas, Texas). The predominant personal checkbook manufacturers described above also produce payment books. The Company’s products have found market acceptance in this segment because they provide the efficiency, reliability and production flexibility sought by this segment. Xerox and Océ are presently the Company’s major competition for the production of payment books.

      International folio production markets, like the North American payment book production market, are also driven more by cost and production efficiency factors than by alphanumeric print quality standards. In addition, enforcement of high MICR standards by the clearing banks in most international markets makes MICR printing quality an extremely important competitive factor. The Company’s Checktronic system product line has found a high degree of acceptance in the international market segments because it provides the efficiency, production flexibility and MICR quality sought by the major check producers. The Company competes in the international marketplace with Xerox, Océ and Nipson (France).

      The centralized high-volume production of insurance claims and check disbursements does not require extensive collation. For this reason, the Company finds many competitors in this market segment. Specific competitors include Xerox, Océ and IBM (United States). The Company’s products offer security and audit control, which for companies that generate many checks is a significant advantage as it restricts unauthorized access to data printed on the Company’s systems. The Company’s security and audit capability also physically tracks the total number of documents printed and maintains a running total of the dollar amounts printed in each run.

      The publishing market, with its varied applications and specialized requirements, is highly competitive. Heidelberg (Germany), Nipson, Océ, IBM, Hitachi (Japan), Kodak (United States) and Xerox are currently the

Company’s major competitors in the publishing market. The direct mail market is focused on high-volume, low cost production. The Company’s major competitors in this market are IBM, Océ, Xerox and Kodak. The transaction processing market demands high-volume, low cost production and the capability to process variable data. IBM, Océ and Xerox are the Company’s major competitors in the transaction processing market.

Backlog

      At December 8, 2003, the Company had a backlog of approximately $9.8 million, compared with a backlog of $8.7 million at December 9, 2002, comprised of maintenance, spares and supplies at both dates. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company’s backlog as of any particular date may not be representative of the Company’s actual sales for any succeeding fiscal period.

      The Company’s equipment is manufactured to orders received, and to date, the Company has never been unable to meet a scheduled shipment date because of excessive order backlog. Absent a multi-unit order with varying scheduled ship dates, the Company would only rarely expect to have a significant backlog of equipment orders.

Manufacturing and Sources of Supply

      The Company’s manufacturing process enables it to produce a platform version of its primary printing presses that can be quickly configured to a customer’s specific order without rework. This process has enabled the Company to begin manufacturing without firm final orders. As a result, the Company can better manage parts and material inventories and respond quickly to new orders.

      In fiscal 2003, the Company consolidated its manufacturing and engineering operations at its facility in Mississauga, a suburb of Toronto, Canada. Some of the components of the Company’s printing equipment are manufactured by outside vendors, tested and then incorporated into the systems by Company employees. Most of the components are available from multiple sources; however, many of the critical components of the Company’s print systems would require redesign if new suppliers were used.

Research and Development

      Since its formation, the Company has focused its research and development activities on the development of digital printing equipment capable of producing, on a precision basis, financial documents at required speeds and volumes. The Company is continuing to develop the CR Series of roll-fed equipment, which is targeted at customers with high-volume publishing POD and direct mail applications. Development activities for the CR Series are focused on increasing throughput speed and enhancing print quality. The Company also continues to develop features for the Imaggia print system, which is targeted at customers with high-volume folio production and POD applications, and has achieved its greatest success to date in the high-volume United States check printing market. Software enhancements to improve the pre-press capabilities and front-end data processing and serviceability of both the CR Series and Imaggia systems in the field are also important. In keeping with the Company’s philosophy of providing continuous improvement to the units operating at customer sites, most of the new capabilities of both the CR Series and the Imaggia can also be offered to existing customers in the field as upgrades. The Company expects that product-engineering efforts seeking further improvements and enhancements will be ongoing. The Company has also continued product engineering on its legacy product lines. The Company’s research and development expenditures were $4.7 million in fiscal 2003, $5.7 million in fiscal 2002 and $2.6 million in fiscal 2001.

Patents

      The Company has patented certain aspects of its printing equipment. With acquisition of the Delphax Business in December 2001, the Company acquired a number of patents relating to EBI print technology, its printing equipment and components of such equipment. In addition, the Company received certain rights to patents held by others for EBI print technology, its printing equipment and components of such equipment. There is no assurance that such patents and rights to patents will afford the Company any competitive advantage.

The Company believes that its future success will depend primarily upon the technical competence and creative skills of its employees rather than on patents. Patents held by others may cover the Company’s printing equipment, or components of such equipment, in whole or part. Although the Company is not presently aware of any such patents, it could be required to obtain patent licenses in order to conduct its business.

Employees

      As of December 8, 2003, the Company had 391 full-time and 2 part-time employees. Many of the Company’s employees are highly skilled, and the Company’s future success will depend, in part, upon its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

Website

      We maintain a website at www.delphax.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to the website, enter the “Investor Relations” section and click on “SEC Filings.”

Item 2.     Properties

      The Company’s corporate offices are located in Minnetonka, a suburb of Minneapolis, Minnesota. The Company leases a 75,000 square foot building under a lease that expires on September 15, 2010. Annual rent under the lease was $420,000, increasing to $481,000 on September 15, 2005 and thereafter, plus operating expenses and real estate taxes incurred by the landlord.

      The Company’s Canadian subsidiary leases two facilities totaling 202,916 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. The combined gross annual rent under the leases was $667,465 and increased to $712,549 in September 2003. The related lease agreements expire in 2005 and 2006, with various renewal options.

      In addition, the Company leases office space for its European sales and service center in Crawley, England, under a lease which expires in 2013 and provides for annual lease payments of $180,000, subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. The Company leases smaller office premises for its operations in France.

      The Company believes that its current arrangements for facilities are more than adequate to meet its present needs and those for the foreseeable future. With the consolidation of the North American manufacturing and engineering operations at its Canadian subsidiary during fiscal 2003, the Company has excess space available at its Minnetonka location and is considering options for bringing its facilities requirements in line with current and projected needs.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

      The names and ages of all of the Company’s executive officers and the positions held as of the date of this report are:

Executive Officers of the Company

Name	Position	Age

Jay A. Herman	Chairman and Chief Executive Officer	56
Robert M. Barniskis	Vice President, Chief Financial Officer	40
M. H. (Bill) Kuhn	Vice President, Customer Service	62
Kevin R. Mitchell	Vice President, Sales and Marketing	54
Dieter P. Schilling	Vice President, Operations	48

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

      M. H. (Bill) Kuhn joined the Company as Vice President, Customer Service in November 2000. Mr. Kuhn’s previous experience in management and customer service, largely focused on the capital goods market, spans over 30 years, most recently, from 1997 to 2000 as Vice President, Global Customer Support for Grove Worldwide. Earlier in his career, Mr. Kuhn held increasingly more responsible roles, with Hogue Equipment from 1986 to 1996, A. K. Equipment from 1980 to 1986 and Caterpillar from 1969 to 1980.

      Kevin R. Mitchell joined the Company in January 2002 as Vice President, Marketing. In December 2002, in addition to his marketing responsibilities, Mr. Mitchell assumed responsibility for worldwide sales and was named Vice President Sales and Marketing. Mr. Mitchell has over 30 years experience in developing and managing high-growth businesses, with special expertise in creating effective marketing and branding strategies for growing companies with strong technology components. Prior to joining the Company, Mr. Mitchell was president and chief executive officer of HealthTechnics, Inc., an innovative provider of information and decision support solutions for the healthcare industry, and over his career has held various executive positions in sales and marketing.

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

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock trades on the over-the-counter market and is quoted on the National Market tier of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “DLPX.” The following table sets forth, for the periods indicated, the range of high and low closing prices per share as reported by NASDAQ. The NASDAQ bid quotations represent inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low

Year ended September 30, 2003
First quarter	$3.300	$2.850
Second quarter	2.990	2.350
Third quarter	3.750	2.700
Fourth quarter	3.950	2.490
Year ended September 30, 2002
First quarter	$6.790	$3.050
Second quarter	7.500	4.600
Third quarter	7.100	3.800
Fourth quarter	4.590	2.750

Stock Repurchase Program

      In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. In the fiscal year ended September 30, 2001, the Company purchased 27,250 shares at a cost of $83,000, bringing the total purchased under the program to 197,750 shares at a cost of approximately $518,000. No shares were repurchased in fiscal 2003 or 2002.

Holders

      As of December 15, 2003, the Company had 287 holders of Common Stock of record.

Dividends

      The holders of Common Stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company’s agreement with its lender prohibits the payment of dividends.

Equity Compensation Plan Information

      The following table sets forth certain information regarding outstanding options to purchase Common Stock as of September 30, 2003:

	Number of		Number of securities
	securities to		remaining available
	be issued upon		for future issuance
	exercise of	Weighted average	under equity
	outstanding	exercise price of	compensation plans
	options,	outstanding	(excluding securities
	warrants and	options, warrants	reflected in
	rights	and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders:
The 1991 Plan	88,000	$6.44	145,369
The 1997 Plan	499,775	3.26	173,617
The 2000 Plan	240,000	3.30	1,010,000
Equity compensation plans not approved by security holders:
None	—	—	—

	827,775	$3.61	1,328,986

Item 6.     Selected Financial Data

      The following financial data for the fiscal years ended September 30, 2003 and 2002 reflects the post-acquisition results of acquiring the Delphax Business in December 2001.

	Year Ended September 30,

	2003	2002	2001	2000	1999

Consolidated Statements of Operations Data:
Net sales	$57,979,233	$52,404,341	$43,078,427	$28,925,768	$22,308,000
Net (loss) income	(1,834,799)	(2,391,562)	2,149,869	(290,437)	(1,614,387)
(Loss) earnings per common share — basic	(0.30)	(0.39)	0.35	(0.05)	(0.26)
(Loss) earnings per common share — diluted	(0.30)	(0.39)	0.35	(0.05)	(0.26)
Weighted average number of shares outstanding during the period(1)	6,189,328	6,167,199	6,174,411	6,146,630	6,129,225
Weighted average number of shares and equivalents outstanding during the period, assuming dilution(2)	6,189,328	6,167,199	6,227,724	6,146,630	6,129,225
Consolidated Balance Sheets Data:
Working capital	$11,392,696	$24,048,453	$16,944,815	$15,036,839	$15,736,047
Total assets	37,072,248	39,667,390	25,786,616	24,365,873	20,455,869
Long-term liabilities	647,974	13,008,217	—	—	—
Shareholders’ equity	14,820,335	15,799,623	17,982,624	15,923,236	16,706,060

(1)	Basic loss or earnings per share of Common Stock is computed by dividing the net loss or income for the period by the weighted average number of shares of Common Stock outstanding during the period.

(2)	Diluted loss or earnings per share of Common Stock is computed by dividing the net loss or income for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s net sales have grown significantly in each of the past two fiscal years, from $43.1 million in fiscal 2001, to $58.0 million in fiscal 2003. During this period, the Company incurred a net loss of $1.8 million (which included a restructuring charge of $1.1 million), or $0.30 per share, in fiscal 2003, and $2.4 million, or $0.39 per share, in fiscal 2002. However, the Company generated positive cash flow from operations of $2.5 million and $3.8 million, in fiscal 2003 and 2002, respectively. This positive cash flow was used to repay indebtedness under the secured credit agreement which the Company entered into in December 2001 to finance acquisition of the Delphax Business. The Company paid down the outstanding loan balance from a high of $17.2 million in May 2002, to $13.9 million at September 30, 2003 and $11.9 million as of December 31, 2003. During the time up until the expiration and maturity of the credit facility on December 31, 2003, the Company had paid all installments of principal and interest when due, though the Company was not in compliance with certain financial covenants. As a result of the Company’s losses and the absence of any replacement credit facility, the Company’s financial statements include a footnote indicating that significant uncertainty exists concerning the Company’s ability to continue as a going concern. The Company is actively negotiating with a different lender to refinance its debt under the expired credit facility. The Company believes, but cannot assure, that these negotiations will be successful and the indebtedness will be refinanced. The refinancing may involve the issuance of subordinated debt or equity securities. The Company’s current lender has entered into a forbearance agreement with the Company. Under this agreement, the lender has reserved all its rights, but has agreed (subject to certain exceptions) not to enforce it rights and remedies against the Company until the earlier of: (i) January 31, 2004, or (ii) such time as it is no longer reasonably likely that the Company’s planned refinancing will be completed.

Critical Accounting Policies

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Taxes

      In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. For the fiscal years ended September 30, 2003 and 2002, the Company fully reserved its net deferred tax assets totaling $2,991,000 and $2,060,000, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years, and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Revenue Recognition

      Systems are tested at the Company’s facility prior to shipment, and revenue related to orders shipped under standard performance conditions is recognized when systems are shipped. Systems shipped subject to non-standard contractual performance conditions, such as financing approval, are recognized as revenue upon completion or attainment of the specified condition. Service revenue is recognized as services are rendered. For spare parts, supplies and consumable items stored at customer sites, revenue is recognized when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Revenue on the Company’s PS MICR systems product line, manufactured by Océ and private-labeled by the Company, or on pre-press or finishing equipment manufactured by others, is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

Restructuring Initiatives

      In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. See Note I to the Consolidated Financial Statements. At the end of each quarter, management evaluates its estimates of costs to complete the restructuring initiatives. Differences, if any, between previous and revised cost estimates many result in a charge or credit to the Company’s results of operations.

Results of Operations

      The Consolidated Statements of Operations for fiscal 2003 and 2002 include the post-acquisition results of the business acquired by the Company on December 20, 2001. See Note E to the Consolidated Financial Statements.

      The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Year Ended September 30,

	2003	2002	2001

Sales:
Maintenance, spares and supplies	84.3%	73.3%	35.5%
Printing equipment	15.7	26.7	64.5

NET SALES	100.0	100.0	100.0
Costs and Expenses:
Cost of sales	48.0	48.7	50.8
Selling, general and administrative	42.9	41.9	35.1
Research and development	8.1	11.0	6.1
Restructuring costs	1.9	0.0	0.0

	100.9	101.6	92.0

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(0.9)	(1.6)	8.0
Interest expense	1.3	1.5	0.1
Interest income	(0.1)	(0.1)	(0.1)
Realized exchange loss (gain)	0.2	(0.4)	(1.3)
Unrealized exchange loss (gain)	0.3	(0.1)	1.6

(LOSS) INCOME BEFORE INCOME TAXES	(2.6)	(2.5)	7.7
Income tax expense	0.6	2.1	2.7

NET (LOSS) INCOME	(3.2)%	(4.6)%	5.0%

      Net Sales. The Company’s revenues are from sales of: (i) maintenance contracts, spare parts, supplies and consumable items, and (ii) digital printing equipment. For the fiscal year ended September 30, 2003 (fiscal 2003), revenues from maintenance contracts, spare parts, supplies and consumable items increased 27% over the fiscal year ended September 30, 2002 (fiscal 2002), and 152% in fiscal 2002 over the fiscal year ended September 30, 2001 (fiscal 2001). Revenues from maintenance contracts, spare parts, supplies and consumable items increased from $15.3 million in fiscal 2001, to $38.4 million in fiscal 2002, to $48.9 million in fiscal 2003. The significant increase in fiscal 2002, compared with 2001, was due primarily to incremental revenues from the fiscal 2002 acquisition of the Delphax Business, which contributed $17.7 million of the $23.1 million total increase in revenues from maintenance contracts, spare parts, supplies and consumable items. The increase between fiscal 2002 and fiscal 2003 was also due in part to the Canadian acquisition, which contributed to fiscal 2003 results for the entire year, but to fiscal 2002 results for only the period from the December 20, 2001 acquisition date to the end of the fiscal year. Revenues from maintenance contracts, spare parts, supplies and consumable items also increased from fiscal 2002 to fiscal 2003 due to the larger installed base of Imaggia and to the addition of CR Series systems to the installed base. The Company expects revenues from maintenance contracts, spare parts, supplies and consumable items to increase in fiscal 2004 consistent with expected additions to the installed base.

      Sales of digital printing equipment decreased 35% in fiscal 2003, compared with fiscal 2002, and 50% in fiscal 2002, compared with fiscal 2001. In general, the Company attributes year-to-year lower sales of digital printing equipment to poor economic conditions for capital equipment purchases, which have led customers to decide against or postpone capital equipment purchases. The decrease in fiscal 2002, compared with fiscal 2001, was primarily due to significantly lower Imaggia sales in fiscal 2002 than in fiscal 2001, primarily due to the completion of equipment deliveries under a multi-unit contract in fiscal 2002. The Company sold 5 Imaggia systems in fiscal 2003, compared with 15 in fiscal 2002 and 39 in fiscal 2001. For fiscal 2003, the decline in Imaggia sales was partially offset by sales of the CR Series system, added to the Company’s product line with the acquisition of the Delphax Business. The first CR Series system was sold in fiscal 2002. Five CR Series systems were sold in fiscal 2003. Sales of all other product lines combined were also lower in fiscal 2003 than in fiscal 2002, and lower in fiscal 2002 than in fiscal 2001.

      Gross Margin. The Company’s gross margin percentage in fiscal 2003 was 52%, compared with 51% and 49% in fiscal 2002 and fiscal 2001, respectively. The increase in gross margin percentage for fiscal 2003, compared with fiscal 2002, was primarily due to programs in place to improve margins on revenues from maintenance contracts, spare parts, supplies and consumable items. In addition, the margin for fiscal 2003, compared with fiscal 2002, was negatively affected by higher manufacturing variances due to lower equipment production levels, and positively affected by the sale of inventory acquired with the Delphax Business in December 2001, at values in excess of those originally assigned in the final purchase accounting for the acquisition. The sale of this acquired inventory resulted in margins higher than the Company would normally expect to achieve from its on-going business. As cited above under Critical Accounting Policies — Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. In general, the Company anticipates that its gross margin percentage for fiscal 2004 will be slightly higher than the Company would normally expect to achieve due to the expected sale of acquired inventory. In addition, programs continue in place to improve normal margins on revenues from maintenance contracts, spare parts, supplies and consumable items. The increase in gross margin percentage for fiscal 2002, compared with fiscal 2001, was primarily due to the increase in revenues from maintenance contracts, spares parts, supplies and consumable items generated by the acquisition of the Delphax Business at margins on proprietary spare parts, supplies and consumable items higher than the Company experienced prior to the acquisition.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million in fiscal 2003, compared with fiscal 2002, and were $6.9 million higher in fiscal 2002 than in fiscal 2001. As a percentage of net sales, these expenses were 43% for fiscal 2003, 42% for fiscal 2002 and 35% for fiscal 2001. Selling, general and administrative expenses increased from $22.0 million for fiscal 2002, to $24.9 million for fiscal 2003, primarily due to the acquisition of the Delphax Business, which added expense to fiscal 2003 for the entire year, but to fiscal 2002 for only the period from the December 20, 2001 acquisition date to the end of the fiscal year. In fiscal 2003, the allowance for doubtful accounts was increased by approximately $0.5 million. Expense levels were also higher in fiscal 2003 than in fiscal 2002 as a result of an increased focus on marketing the Company’s products. In addition, the strengthening of foreign currencies against the U.S. dollar caused all expenses paid in those currencies and translated into U.S. dollars to be significantly higher than the expenses paid in the equivalent local currencies in fiscal 2002. Partially offsetting these increases was a reduction in customer support expenses as the Company optimized use of in-house support resources and third-party support services over the course of fiscal 2003. Increased expense levels in fiscal 2002, compared with fiscal 2001, were due to the acquisition of the Delphax Business and an increase in employees, principally in customer service, to support the larger installed base. For fiscal 2002, compared with fiscal 2001, approximately $1.3 million of the total increase was due to expansion of the field force, both in-house and third-party, supporting the higher installed base. The Company anticipates that its selling, general and administrative expenses in fiscal 2004 may continue to increase to support the projected growth in total revenues, but at a rate less than the projected total revenue rate of growth.

      Research and Development Expenses. Research and development expenses decreased significantly, from $5.7 million in fiscal 2002, to $4.7 million in fiscal 2003, also decreasing as a percent of net sales from 11% to 8%. The $5.7 million of research and development expense for fiscal 2002 was a significant increase from $2.6 million in fiscal 2001. The increase in research and development expenses for fiscal 2002 over fiscal 2001 was primarily due to the acquisition of the Delphax Business in fiscal 2002. In fiscal 2003, as part of an overall restructuring of the North American activities, the research and development function, which had been split between the United States and Canadian facilities, was combined in Canada. The incremental expenses in Canada were less than the expenses eliminated in the United States, resulting in an overall reduction in research and development costs for fiscal 2003, compared with fiscal 2002. This reduction was partially offset by the strengthening of the Canadian dollar against the U.S. dollar, which caused expenses paid in Canadian dollars and translated into U.S. dollars to be significantly higher than equivalent Canadian dollar expenses paid in fiscal 2002.

      Interest Expense. Interest expense in fiscal 2003 was $808,000, compared with $769,000 in fiscal 2002, and $53,000 in fiscal 2001. The significant increase between fiscal 2001 and 2002 was due to the Company borrowing to finance the acquisition of the Delphax Business and, to a lesser extent, to fund increases in inventory in fiscal 2002. Interest expense for fiscal 2003 was $39,000 higher than for fiscal 2002. As a result of amending the credit agreement in fiscal 2003, the stated interest rates applied to the loan were 1/2% to 1% higher than in fiscal 2002, resulting in a higher effective interest rate, applied to a lower average balance as the loan balance was paid down to $13.9 million as of September 30, 2003, from $15.3 million as of September 30, 2002. Interest related to the credit facility was incurred throughout fiscal 2003, but in fiscal 2002 for only the period following the December 20, 2001 acquisition date.

      Foreign Exchange Gains and Losses. The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for fiscal 2003 and 2001 were $282,000 and $110,000, respectively. The net transactional exchange gain for fiscal 2002 was $252,000. The Company experiences translational foreign currency gains and losses, which are reflected on the Company’s Statements of Shareholders’ Equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The Company anticipates that it will continue to have transactional and translational foreign exchange gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

      Income Taxes. For the fiscal year ended September 30, 2003, the Company recorded an income tax expense of $300,000 on a loss before income taxes of $1,535,000. The tax expense incurred for fiscal 2003 was the result of foreign sourced income. The Company recorded an income tax expense of $1.1 million on a loss before income taxes of $1.3 million for fiscal 2002. The income tax expense for fiscal 2002 reflects the estimated annual effective tax rate of 35% and an increase in the valuation allowance to fully reserve the net deferred tax assets. The Company fully reserved its net deferred tax assets totaling $2,991,000 and $2,060,000, as of September 30, 2003 and 2002, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable. The Company recorded an income tax expense at 35% of income before income taxes in fiscal 2001.

      Net Loss or Income. The net loss for fiscal 2003 was $0.30 per share, compared with a net loss of $0.39 per share for fiscal 2002. The lower fiscal 2003 net loss was due to higher overall sales levels at margins slightly improved over fiscal 2002. Operating expenses were higher primarily due to the acquisition of the Delphax Business, which added expense to fiscal 2003 for the entire year, but to fiscal 2002 for only the period from the December 20, 2001 acquisition date to the end of the fiscal year. In addition, the expense associated with the December 2002 restructuring added $1.1 million to fiscal 2003 operating expenses, with the cost reductions associated with the restructuring only beginning to be realized over the course of the year. Fiscal 2003 operating expenses were also higher than for fiscal 2002 due to the effects of paying expense in foreign currencies significantly stronger against the U.S. dollar in fiscal 2003 than in fiscal 2002. The weaker U.S. dollar in fiscal 2003, compared with fiscal 2002, also resulted in net realized and unrealized losses in fiscal 2003, compared with net realized and unrealized gains in fiscal 2002. The net loss for fiscal 2002 was $0.39 per share, compared with net income of $0.35 per share for fiscal 2001. The net loss for fiscal 2002, compared with net income for fiscal 2001, was due to significantly lower equipment sales and significantly higher expense levels primarily due to the acquisition of the Delphax Business, only partially offset by the significantly higher revenues from maintenance contracts, spare parts, supplies and consumable items, also primarily due to the acquisition of the Delphax Business. The fiscal 2002 net loss was exacerbated by the fiscal 2002 income tax expense due to the Company recording a full valuation allowance against its net deferred tax assets.

      Restructuring Initiatives. Since fiscal 2001, the Company has effected three restructuring initiatives for the purpose of improving operating efficiency and cost-effective use of Company resources. By incurring a one-time charge for each initiative, the Company expected to achieve future cost savings specific to the restructuring.

However, savings realized are not expected to be directly incremental to net income, but rather are expected to be reinvested in the Company, supporting growth and product research and development. The restructuring initiatives are summarized below.

      In February 2001, the Company determined that the market served by its Australian subsidiary could be served more profitably by alternative means, including independent distributors and sales agents, and recorded a one-time charge of $215,000. By closing the subsidiary, the Company anticipated eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenues from Pacific Rim customers as a result of this change. Operations ceased as of December 31, 2001.

      In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141 and included in accrued expenses in the Consolidated Balance Sheets. As of September 30, 2003, the restructuring was completed at approximately the original cost estimate. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill current or future orders.

      In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations were divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing function continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company incurred approximately $1.1 million in restructuring expenses over the course of the consolidation. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Delphax Business and, therefore, were properly charged to operating expense in fiscal 2003. As of September 30, 2003, the accrued liability for benefits payable in the future was $344,000, all of which was paid out in the first quarter of fiscal 2004. This action was estimated to eliminate annual operating expenses of $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders.

Market Risk

      The Company has foreign subsidiaries in Canada, the United Kingdom and France. The Company does business in more than 60 countries and generates approximately 22% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

      The Company’s net investment in its foreign subsidiaries was $7.2 million at September 30, 2003 and 2002, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the fiscal year ended September 30, 2003. The functional currency of the Canadian subsidiary is the U.S. dollar.

      From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2003 and 2002, the Company did not enter into any foreign exchange contracts.

Interest Rate Risk

      Substantially all of the Company’s debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in fiscal 2003 and fiscal 2002 of approximately $119,000 and $118,000, respectively.

Factors Affecting Results of Operations

      The Company’s efforts and negotiations to refinance its indebtedness may not be successful. In that case, the Company’s current bank creditor could initiate proceedings to foreclose its security interest in the Company’s assets, which would have a material adverse effect on the Company’s operations and force the Company to reorganize under federal bankruptcy protection. There is no assurance that a loan commitment from a new lender can be obtained to repay the existing credit facility and to support fluctuations in working capital.

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

      The acquisition of the Delphax Business in December 2001 significantly expanded the Company’s product lines to include the CR Series and RS Series of roll-fed printing equipment. To date, a limited number of CR Series presses and only one RS Series print system have been sold and there can be no assurance that such equipment will be sold in the future.

      As noted above under “Business — Sales and Marketing,” the Company had two significant customers that accounted for 19% and 14% of net sales in fiscal 2003. The Company anticipates, but cannot assure, that these customers will continue to be significant in fiscal 2004. However, the loss of, or a significant decrease in sales to, either of these customers could have a material adverse effect on the Company.

Liquidity and Capital Resources

      The Company entered into a credit agreement with a bank in December 2001 to finance the acquisition of the Delphax Business. Under that agreement, the lender has a security interest in substantially all of the Company’s assets. In fiscal 2003 and 2002, the Company generated positive cash flow from operations of $2.5 million and $3.8 million, respectively. This positive cash flow was used to repay indebtedness under the credit agreement, and the loan balance has been reduced from a high of $17.2 million in May 2002, to $13.9 million at September 30, 2003 and $11.9 million as of December 31, 2003. During the time up until the expiration and maturity of the credit facility on December 31, 2003, the Company had paid all installments of principal and interest when due, though the Company was not in compliance with certain financial covenants. As a result of the Company’s losses and the absence of any replacement credit facility, the Company’s financial statements include a footnote indicating that significant uncertainty exists concerning the Company’s ability to continue as a going concern. The Company is actively negotiating with a different lender to refinance its debt under the expired credit facility. The Company believes, but cannot assure, that these negotiations will be successful and the indebtedness will be refinanced. The refinancing may involve the issuance of subordinated debt, convertible subordinated debt or warrants to purchase Company common stock. The terms of any right to convert debt to equity, or the terms of warrants or other rights to purchase equity securities, are likely to be dilutive to the Company’s current shareholders.

      For fiscal 2004, compared with fiscal 2003, the Company projects increased sales of printing equipment due to product enhancements, increased revenues from sale of maintenance contracts, spare parts, supplies and consumable items due to a larger installed base, improved margins due to programs in place to reduce cost of sales and lower operating expenses as a result of the restructuring initiatives taken. The Company anticipates, but cannot assure, that fiscal 2004 cash flow from operations will be higher than the $2.5 million achieved for fiscal 2003, and that a substantial portion of that cash flow (if achieved) would be used to repay debt.

      Working capital was $11.4 million at September 30, 2003, compared with $24.0 million at September 30, 2002. Of the $12.6 million decrease, approximately $11.6 million was the result of classifying the entire indebtedness under the credit facility as a current liability, as the loan matures on December 31, 2003. The Company’s inventory levels decreased to $17.9 million at September 30, 2003, from $20.9 million at September 30, 2002, due to conscious efforts to manage inventory levels, as well as sale of finished goods inventory from stock greater than new builds. Accounts receivable increased to $11.0 million at September 30, 2003, from $10.7 million at September 30, 2002, primarily due to the higher sales levels in fiscal 2003, compared with fiscal 2002, partially offset by an increase in the allowance for doubtful accounts. Cash and short-term investments amounted to $2.7 million at September 30, 2003, compared with $1.7 million at September 30, 2002. The increase in cash and short-term investments was primarily due to anticipated near-term cash requirements, including payroll funding by October 3, 2003. Deferred revenue totaled $1.1 million at September 30, 2003 (of which $505,000 was current and $614,000 was long-term), compared to a total of $490,000 (all of which was current) at September 30, 2002. This increase was principally due to the fiscal 2003 addition of a long-term customer note, giving rise to long-term deferred revenue.

      The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at September 30, 2003, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

Contractual Obligations and Commercial Commitments

      The Company is obligated to make future payments under various contracts, including the credit facility, operating leases and capital leases. The following table summarizes the contractual cash obligations of the Company as of September 30, 2003:

		Due in Fiscal

	Total	2004	2005	2006

Credit facility	$13,900,000	$13,900,000	$—	$—
Operating leases	10,238,739	2,161,741	2,140,702	1,852,626
Capital leases	84,463	49,674	18,976	15,813

	$24,223,202	$16,111,415	$2,159,678	$1,868,439

      See Notes F, G and J to the Consolidated Financial Statements for additional information regarding these obligations.

Cautionary Statement

      Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Annual Report, the Company’s Form 10-K, other filings with the Securities and Exchange Commission, the Company’s press releases and oral statements made to securities market analysts and shareholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from historical earnings and those presently anticipated or projected.

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

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The quantitative and qualitative disclosures about market risk are included in Item 7 of this report.

Item 8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Company and its subsidiaries are included in a separate section of this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

(a)	The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in informing them of material information relating to the Company that is required to be disclosed in the periodic reports which the Company files under the Securities Exchange Act of 1934, as amended.

(b)	There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Reference is made to the section entitled “Election of Directors” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2004.

      Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company’s Common Stock.

      The Company is required to adopt a formal Code of Conduct by May 4, 2004, to comply with the “code of ethics” outlined in Section 406(c) of the Sarbanes-Oxley Act of 2002. The Company expects to have a formal, worldwide Code of Conduct in place by the required adoption date, but is still working through various administrative issues related to implementation at its foreign subsidiaries.

Item 11.     Executive Compensation

      Reference is made to the section entitled “Executive Compensation” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2004.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the section entitled “Security Ownership of Principal Shareholders and Management” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2004.

Item 13.     Certain Relationships and Related Transactions

      None.

Item 14.     Principal Accountant Fees and Services

      Reference is made to the section entitled “Approval of Auditors” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2004.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

      The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are submitted in a separate financial statement section of this report.

Financial Statement Schedule

Number	Description	Page

Schedule II	Valuation and Qualifying Accounts and Reserves	46

      All other financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

Report on Form 8-K

      The Company filed or furnished the following report on Form 8-K during the three months ended September 30, 2003:

      August 12, 2003 — Form 8-K: Item 5. Other Events and Regulation FD Disclosure — Amendment to credit agreement with its bank lender, dated August 11, 2003; Item 12. Regulation FD Disclosure (Item 12. Disclosure of Results of Operations and Financial Condition) — Earnings release issued August 12, 2003, for the quarter ended June 30, 2003.

Exhibits

Number	Description	Page or Incorporated by Reference from

3.1	Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for the fiscal year ended September 30, 2002
3.2	Amended Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2002
4.1	Specimen of the Company’s Common Stock Certificate	Exhibit 4.1 to Form 10-K for the fiscal year ended September 30, 2002
10.1	Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985
10.2	Credit Agreement dated December 20, 2001 among Check Technology Canada Ltd., Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.0 to Form 8-K dated January 3, 2002

Number		Description	Page or Incorporated by Reference from

10.2.	1	First Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.2.1 to Form 10-K for the fiscal year ended September 30, 2002
10.2.	2	Second Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.1 to Form 8-K dated August 11, 2003
10.2.	3	Third Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.2.3 filed herewith
10.2.	4	Forbearance Agreement made as of the 9th day of January 2004, by and among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc., f/k/a Check Technology Corporation, Harris Trust and Savings Bank and Bank of Montreal	Exhibit 10.2.4 filed herewith
10.3		1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1986
10.4		Form of Indemnification Agreement that the Company has entered into with officers and directors.	Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2002
10.5		Employment Agreement as of October 1, 2000 between the Company and Jay A. Herman	Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2000
10.6		1991 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 1991
10.7		Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1994
10.8		1997 Stock Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1997
10.9		Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1997
10.10		2000 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 2001
10.11		Agreement between the Company and Fred H. and Annette J. Brenner	Exhibit 99.1 to Form 8-K dated September 23, 2002
10.12		Amendment No. 1 dated September 23, 2002 to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 99.2 to Form 8-K dated September 23, 2002
10.13		Timberlea Boulevard Lease for Facility in Mississauga, Ontario	Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 2002
10.14		Tomken Road Lease for Facility in Mississauga, Ontario	Exhibit 10.14 to Form 10-K for the fiscal year ended September 30, 2002
10.15		Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario	Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2002
21		List of Subsidiaries	Exhibit 21 filed herewith
23.1		Consent of Independent Auditors	Exhibit 23.1 filed herewith

Number	Description	Page or Incorporated by Reference from

31.1	Section 302 Certification of Principal Executive Officer	Exhibit 31.1 filed herewith
31.2	Section 302 Certification of Principal Financial Officer	Exhibit 31.2 filed herewith
32.1	Section 906 Certification of Principal Executive Officer	Exhibit 32.1 filed herewith
32.2	Section 906 Certification of Principal Financial Officer	Exhibit 32.2 filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.

By:	/s/ JAY A. HERMAN

Jay A. Herman
Chairman and Chief Executive Officer

Dated: January 12, 2004

By:	/s/ ROBERT M. BARNISKIS

Robert M. Barniskis
Vice President and Chief Financial Officer

Dated: January 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY A. HERMAN Jay A. Herman	Chairman and Chief Executive Officer (Principal Executive Officer)	January 12, 2004

/s/ ROBERT M. BARNISKIS Robert M. Barniskis	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 12, 2004

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Director	January 12, 2004

/s/ GARY R. HOLLAND Gary R. Holland	Director	January 12, 2004

/s/ KENNETH E. OVERSTREET Kenneth E. Overstreet	Director	January 12, 2004

/s/ EARL W. ROGERS Earl W. Rogers	Director	January 12, 2004

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), (c), AND (d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
FINANCIAL STATEMENT SCHEDULE
CERTAIN EXHIBITS

Year Ended September 30, 2003

DELPHAX TECHNOLOGIES INC.
Minnetonka, Minnesota

FORM 10-K — ITEM 15(a)(1) AND (2)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

      The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are included in Item 8:

          Report of Independent Auditors

          Consolidated Balance Sheets — September 30, 2003 and 2002

          Consolidated Statements of Operations — The years ended September 30, 2003, 2002 and 2001

          Consolidated Statements of Shareholders’ Equity -The years ended September 30, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows — The years ended September 30, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements — September 30, 2003

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Delphax Technologies Inc.

      We have audited the accompanying consolidated balance sheets of Delphax Technologies Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphax Technologies Inc. and subsidiaries at September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

      The accompanying financial statements have been prepared assuming that Delphax Technologies Inc. will continue as a going concern. The Company has incurred operating losses in four of the last five fiscal years. In addition, as more fully described in Note K, the Company was not in compliance with certain financial covenants of its credit agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note K. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Minneapolis, Minnesota

November 14, 2003

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,669,763	$1,717,973
Short-term investments	41,608	78,430
Accounts receivable, less allowance for doubtful accounts of $737,018 and $253,106 as of September 30, 2003 and 2002, respectively	11,037,583	10,712,889
Current portion of note receivable from customer	105,377	—
Inventory:
Raw materials and component parts	11,321,554	13,602,964
Work-in-progress	1,057,264	597,388
Finished goods	5,479,882	6,672,664

	17,858,700	20,873,016
Other current assets	1,283,604	1,525,695

TOTAL CURRENT ASSETS	32,996,635	34,908,003
Long-term portion of note receivable from customer	614,408	—
EQUIPMENT AND FIXTURES
Machinery and equipment	4,569,678	4,853,798
Furniture and fixtures	3,748,663	3,190,447
Leasehold improvements	2,342,682	2,386,996

	10,661,023	10,431,241
Less accumulated depreciation and amortization	7,199,818	5,671,854

	3,461,205	4,759,387

TOTAL ASSETS	$37,072,248	$39,667,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,422,082	$4,284,465
Accrued expenses	3,356,644	3,269,531
Income taxes payable	375,444	482,197
Current portion of bank credit facility	13,900,000	2,300,000
Current portion of capital leases	44,289	33,361
Current portion of deferred revenue	505,480	489,996

TOTAL CURRENT LIABILITIES	21,603,939	10,859,550
Long-term portion of bank credit facility	—	12,980,000
Long-term portion of deferred revenue	614,408	—
Long-term portion of capital leases	33,566	28,217

TOTAL LIABILITIES	22,251,913	23,867,767

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding: 6,214,873 and 6,175,898 as of September 30, 2003 and 2002, respectively	621,487	617,590
Additional paid-in capital	17,151,389	17,039,945
Accumulated other comprehensive loss	(1,172,165)	(1,912,335)
(Accumulated deficit) retained earnings	(1,780,376)	54,423

TOTAL SHAREHOLDERS’ EQUITY	14,820,335	15,799,623

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,072,248	$39,667,390

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2003	2002	2001

Sales:
Maintenance, spares and supplies	$48,856,588	$38,430,976	$15,274,788
Printing equipment	9,122,645	13,973,365	27,803,639

NET SALES	57,979,233	52,404,341	43,078,427
Costs and Expenses:
Cost of sales	27,821,343	25,518,803	21,917,827
Selling, general and administrative	24,859,405	21,963,686	15,100,284
Research and development	4,693,761	5,736,140	2,635,198
Restructuring costs	1,101,737	—	—

	58,476,246	53,218,629	39,653,309

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(497,013)	(814,288)	3,425,118
Interest expense	808,355	768,843	52,564
Interest income	(52,692)	(50,780)	(39,328)
Realized exchange loss (gain)	109,993	(220,699)	(542,623)
Unrealized exchange loss (gain)	172,130	(31,090)	652,636

(LOSS) INCOME BEFORE INCOME TAXES	(1,534,799)	(1,280,562)	3,301,869
Income tax expense	300,000	1,111,000	1,152,000

NET (LOSS) INCOME	$(1,834,799)	$(2,391,562)	$2,149,869

Basic and diluted (loss) earnings per common share	$(0.30)	$(0.39)	$0.35
Weighted average number of shares outstanding during the period — basic	6,189,328	6,167,199	6,174,411
— diluted	6,189,328	6,167,199	6,227,724

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings
			Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total

Balance, September 30, 2000	6,190,978	$619,098	$17,063,384	$(1,968,736)	$209,490	$15,923,236
Comprehensive income:
Net income	—	—	—	—	2,149,869	2,149,869
Translation adjustment	—	—	—	(120,747)	—	(120,747)

Total comprehensive income						2,029,122

Issuance of common stock	4,410	441	17,750	—	—	18,191
Cancellation of stock	(27,250)	(2,725)	(80,520)	—	—	(83,245)
Tax benefit related to exercise of stock options	—	—	31,885	—	—	31,885
Vesting of restricted stock	—	—	—	—	86,626	86,626
Cancellation of restricted stock, including tax expense of $36,927	(7,000)	(700)	(65,100)	—	—	(65,800)
Forgiveness of executive officer note	—	—	42,609	—	—	42,609

Balance, September 30, 2001	6,161,138	616,114	17,010,008	(2,089,483)	2,445,985	17,982,624
Comprehensive loss:
Net loss	—	—	—	—	(2,391,562)	(2,391,562)
Translation adjustment	—	—	—	177,148	—	177,148

Total comprehensive loss						(2,214,414)

Issuance of common stock	4,410	441	13,450	—	—	13,891
Exercise of stock options, including tax benefit of $4,649	17,350	1,735	37,837	—	—	39,572
Cancellation of restricted stock	(7,000)	(700)	(21,350)	—	—	(22,050)

Balance, September 30, 2002	6,175,898	617,590	17,039,945	(1,912,335)	54,423	15,799,623
Comprehensive loss:
Net loss	—	—	—	—	(1,834,799)	(1,834,799)
Translation adjustment	—	—	—	740,170	—	740,170

Total comprehensive loss						(1,094,629)

Exercise of stock options, including tax benefit of $8,962	38,975	3,897	111,444	—	—	115,341

Balance, September 30, 2003	6,214,873	$621,487	$17,151,389	$(1,172,165)	$(1,780,376)	$14,820,335

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2003	2002	2001

OPERATING ACTIVITIES
Net (loss) income	$(1,834,799)	$(2,391,562)	$2,149,869
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,721,688	1,898,142	343,870
Loss (gain) on disposal of equipment and fixtures	—	20,104	(4,171)
Forgiveness of executive officer note	—	—	135,186
Other	86,195	(4,720)	82,564
Changes in operating assets and liabilities:
Accounts receivable, net	(56,738)	3,507,432	(4,718,577)
Inventory	3,470,732	(737,868)	(91,073)
Other current assets	285,191	740,731	868,221
Note receivable from customer	(719,785)	—	—
Accounts payable and accrued expenses	(1,042,547)	1,365,168	1,033,774
Deferred revenue	626,642	(566,989)	(2,261,056)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,536,579	3,830,438	(2,461,393)
INVESTING ACTIVITIES
Business acquisition	—	(16,673,000)	—
Purchase of equipment and fixtures	(713,316)	(642,531)	(526,349)
Proceeds from sale of equipment and fixtures	—	—	27,492
Purchase of short-term investments	(40,066)	(146,817)	(132,563)
Proceeds from sale of short-term investments	80,133	68,387	248,663

NET CASH USED IN INVESTING ACTIVITIES	(673,249)	(17,393,961)	(382,757)
FINANCING ACTIVITIES
Issuance of common stock	115,341	53,463	18,191
Repurchase of common stock	—	(22,050)	(149,045)
Repayment of note receivable from stock sale	—	—	11,028
(Payment) Borrowing on bank credit facility, net	(1,380,000)	14,685,000	595,000
Principal payments on capital lease obligations	(30,451)	(6,203)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,295,110)	14,710,210	475,174
EFFECT OF EXCHANGE RATE CHANGES ON CASH	383,570	(20,250)	(83,242)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	951,790	1,126,437	(2,452,218)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,717,973	591,536	3,043,754

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,669,763	$1,717,973	$591,536

Supplemental disclosure of non-cash activities:
Forgiveness of executive officer note	$—	$—	$135,186
Purchase of equipment through capital lease obligations	49,680	67,781	—

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

Note A — Summary of Significant Accounting Policies

      Nature of Operations: Delphax Technologies Inc.’s business is the design, manufacture and sale of advanced digital print production equipment based on its patented EBI technology, and the sale of maintenance contracts, spare parts, supplies and consumable items. The printing equipment can print, collate, personalize, and encode documents into packages tailored to the customers’ requirements. The equipment is sold through the Company and its subsidiaries in the United Kingdom and France. A significant portion of the total revenues of the Company is related to service and support provided after the sale. The Company has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East.

      Principles of Consolidation: The financial statements include the accounts of the Company and its wholly owned subsidiaries, Delphax Technologies Canada Ltd., Delphax Technologies Limited, Delphax Technologies S.A.S. and Check Technology Pty Limited (which ceased operations as of December 31, 2001). All significant intercompany accounts and transactions have been eliminated.

      Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash Equivalents and Short-term Investments: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist of held-to-maturity debt securities. The Company determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Cash equivalents and short-term investments are carried at amounts that approximate market value. Interest on securities is included in interest income.

      Inventories: Inventories are carried at the lower of cost or market determined under the first-in, first-out (FIFO) method.

      Equipment and Fixtures: Equipment and fixtures are stated on the basis of cost and include the cost of assets held under capital lease obligations. Demonstration equipment not expected to be resold is carried in equipment on a cost basis. Depreciation is provided on the straight-line method for machinery and equipment and furniture and fixtures, which includes computer equipment, over useful lives appropriate to the specific asset class of 3 to 10 years, and for leasehold improvements over various terms appropriate to the nature of the improvement, up to the term of the lease plus one renewal option. Amortization expense of items under capital lease is included in depreciation expense.

      Revenue Recognition: Systems are tested at the Company’s facility prior to shipment, and revenue related to orders shipped under standard performance conditions is recognized when systems are shipped. Systems shipped subject to non-standard contractual performance conditions, such as financing approval, are recognized as revenue upon completion or attainment of the specified condition. Service revenue is recognized as services are rendered. For spare parts, supplies and consumable items stored at customer sites, revenue is recognized when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Revenue on the Company’s PS MICR systems product line, manufactured by Océ and private-labeled by the Company, or on pre-press or finishing equipment manufactured by others, is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Foreign Currency Translation: The financial statements of the Company’s wholly owned subsidiaries in the United Kingdom and France are measured in their respective functional currencies before translating to U.S. dollars. Balance sheets are translated using exchange rates in effect as of the balance sheet dates. Statements of operations are translated using rates to approximate the average exchange rates for the applicable period. Gains and losses resulting from the translation are recorded as a component of shareholders’ equity. The functional currency of the Canadian subsidiary is the U.S. dollar.

      Income Taxes: The liability method is used to account for income tax expense. Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to a net amount which the Company believes it more likely than not will realize, based on the Company’s estimates of its future taxable income and the expected timing of temporary difference reversals. Investment tax credits are accounted for under the flow-through method, thereby reducing income taxes in the year in which the credits are realized.

      Stock-Based Compensation: The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). Had the Company elected to adopt the fair value recognition provisions of SFAS 123, pro forma net loss or income and net loss or earnings per share would be as follows:

	For the Year Ended September 30,

	2003	2002	2001

Net (loss) income, as reported	$(1,834,799)	$(2,391,562)	$2,149,869
Stock-based compensation determined under fair value based method for all awards	(178,567)	(203,741)	(233,467)

Pro forma net (loss) income, assuming fair value method for all stock-based awards	$(2,013,366)	$(2,595,303)	$1,916,402

Basic (loss) earnings per share, as reported	$(0.30)	$(0.39)	$0.35
Diluted (loss) earnings per share, as reported	(0.30)	(0.39)	0.35
Basic (loss) earnings per share, pro forma	(0.33)	(0.42)	0.31
Diluted (loss) earnings per share, pro forma	(0.33)	(0.42)	0.31

      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003, 2002 and 2001:

	Year Ended September 30,

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Expected stock price volatility	52	53	49
Risk-free interest rate	2.7	5.0	6.6
Expected life of options	7 years	7 years	7 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Earnings or Loss per Share: Basic earnings or loss per share is determined based on the weighted average common shares outstanding, while the diluted earnings per share also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings or loss per share calculation is as follows:

	2003	2002	2001

Denominator for basic earnings per share, weighted average shares	6,189,328	6,167,199	6,174,411
Effect of dilutive securities:
Employee stock options	—	—	53,313

Dilutive potential common shares	—	—	53,313
Denominator for diluted earnings per share, adjusted weighted average shares	6,189,328	6,167,199	6,227,724

      Employee stock options totaling 32,068 and 162,508 in fiscal 2003 and 2002, respectively, were excluded from diluted weighted average shares because their impact would be antidilutive.

      Business Combinations and Goodwill and Other Intangible Assets: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations, clarifies the criteria for recognizing intangible assets separately from goodwill and is effective for business combinations completed subsequent to June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. Separable intangible assets not deemed to have an indefinite life continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS 142 were applicable immediately to goodwill and intangible assets acquired after June 30, 2001 and was required to be adopted for all prior acquisitions in years beginning after October 1, 2002, our fiscal 2003. SFAS 141 was applied in accounting for the acquisition of the Delphax Business described in Note E. SFAS 142 had no material effect on the Company’s operating results or financial position.

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

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring) (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objective for initial measurement of the liability. The Statement was effective for exit or disposal activities initiated after December 31, 2002.

      Reclassification: Certain items in the fiscal 2002 and 2001 Consolidated Financial Statements have been reclassified to conform to the 2003 presentation.

Note B — Income Taxes

      Income tax expense was based on loss or income before income taxes as follows:

	Year Ended September 30,

	2003	2002	2001

Domestic	$(1,693,819)	$(3,666,923)	$2,968,919
Foreign	159,020	2,386,361	332,950

(Loss) income before income taxes	$(1,534,799)	$(1,280,562)	$3,301,869

      The components of income tax expense recorded by the Company are as follows:

	Year Ended September 30,

	2003	2002	2001

Current:
Federal	$—	$—	$893,000
State	12,000	14,000	163,000
Foreign	288,000	254,000	(805,000)

	300,000	268,000	251,000

Deferred:
Federal	—	760,000	203,000
State	—	74,000	20,000
Foreign	—	9,000	678,000

	—	843,000	901,000

Total income tax expense	$300,000	$1,111,000	$1,152,000

      A reconciliation of income tax expense to the statutory rate of 34% is as follows:

	Year Ended September 30,

	2003	2002	2001

Statutory rate applied to loss before income taxes	$(522,000)	$(435,000)	$1,123,000
Tax credits	—	47,000	125,000
Change in valuation allowance	931,000	1,513,000	(251,000)
Other	(109,000)	(14,000)	155,000

Total income tax expense	$300,000	$1,111,000	$1,152,000

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of federal and state deferred tax assets were as follows:

	September 30,

	2003	2002

Deferred tax assets:
Net operating loss	$1,883,000	$1,123,000
Business credit carryforwards and alternative minimum tax credits	642,000	666,000
Inventory valuation reserves	320,000	223,000
Other domestic and foreign differences	146,000	48,000

Gross deferred tax assets	2,991,000	2,060,000
Valuation allowance	(2,991,000)	(2,060,000)

Net deferred tax assets	$—	$—

      At September 30, 2003, the Company had domestic tax loss carryforwards of approximately $4,160,000, which expire in varying amounts through 2018. In addition, the Company had domestic research and development credit carryforwards of approximately $499,000, which are available to offset future income tax. The credits expire in varying amounts through September 2020. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company’s estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3,462,360 at September 30, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

      The cash tax payments for the years ended September 30, 2003, 2002 and 2001 were $150,000, $226,000 and $20,000, respectively.

Note C — Business, Operations and Geographic Information

      Based on the Company’s organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates in one worldwide business segment — the sale of printing equipment and related maintenance contracts, spare parts, supplies and consumable items. The Company has developed digital printing equipment based on its patented EBI technology to produce a variety of documents for the publishing, direct mail, legal, financial services and commercial printing industries. Its printing equipment provides operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produces quality alphanumeric and machine-readable print.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s products are marketed worldwide. The following summarizes the Company’s revenues and long-lived assets for the geographic areas in which the Company has operations:

	Year Ended September 30,

	2003	2002	2001

Total revenues(a):
United States	$45,230,177	$42,523,182	$31,601,106
United Kingdom	7,933,156	6,170,228	6,950,380
France	4,815,900	3,344,684	3,597,398
Canada	—	121,688	—
Australia	—	244,559	929,543

Consolidated revenues	$57,979,233	$52,404,341	$43,078,427

	September 30,

	2003	2002	2001

Long-lived assets:
United States	$899,091	$1,148,636	$915,905
United Kingdom	34,919	44,284	74,086
France	23,646	28,878	27,931
Canada	2,503,549	3,537,589	—
Australia	—	—	19,887

Consolidated long-lived assets	$3,461,205	$4,759,387	$1,037,809

(a)	Revenues are attributed to countries based on the location of each country’s operations.

      Export sales to customers were $7,846,000, $4,186,000 and $2,396,000 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

      In fiscal 2003, 2002 and 2001, sales to the Company’s largest customer were $10,858,000, $14,461,000 and $24,261,000, 19%, 28% and 57%, respectively, of total sales for the fiscal year. At September 30, 2003 and 2002, accounts receivable from this customer totaled $1,027,000 and $1,946,000, 9% and 18%, respectively, of total trade accounts receivable as of those dates. Sales to the Company’s largest OEM customer were $8,172,000 and $6,777,000 in fiscal 2003 and 2002, respectively, 14% and 13%, respectively, of total sales for fiscal 2003 and fiscal 2002. Accounts receivable from this OEM customer were $1,172,000 and $1,047,000 as of September 20, 3003 and 2002, respectively, comprising 11% and 10% of total trade accounts receivable as of those dates.

Note D — Stock Options and Benefit Plans

      During fiscal 2003, the Company had in effect four stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan), the 1997 Stock Plan (the 1997 Plan) and the 2000 Stock Plan (the 2000 Plan) for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991, the 1997 Plan in June 1997 and the 2000 Plan in March 2001. Stock options under the 1986 Plan are non-qualified, while those under the 1991 Plan, the 1997 Plan and the 2000 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan, the 1997 Plan and the 2000 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the Board of Directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company. During fiscal 1995, an executive

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

officer exercised stock options for a $148,966 interest-bearing note, collateralized by the underlying stock, described in detail in Note H.

      Options outstanding as of September 30, 2003 were granted with vesting periods of two to ten years and lives of seven to ten years. A summary of outstanding options and shares reserved under each plan for the last three fiscal years is as follows:

The 1986 Plan

      The 1986 Plan was terminated in fiscal 2003; as of September 30, 2003, there were no options outstanding or reserved for future grants. At September 30, 2002 and 2001, there were no options outstanding under the 1986 Plan, with 188,660 shares then reserved for future grants.

The 1991 Plan

      At September 30, 2003, 2002 and 2001, there were 88,000, 142,334 and 144,834 options, respectively, exercisable under the 1991 Plan, at prices of $4.38 to $9.63 per share. No options were granted under the 1991 Plan in fiscal 2003, 2002 or 2001.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

Balance, September 30, 2000	85,535	147,834	$6.91
Options canceled	3,000	(3,000)	8.88

Balance, September 30, 2001	88,535	144,834	6.87
Options canceled	2,500	(2,500)	7.75

Balance, September 30, 2002	91,035	142,334	6.85
Options canceled	54,334	(54,334)	7.85

Balance, September 30, 2003	145,369	88,000	$6.44

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1997 Plan

      At September 30, 2003, 2002 and 2001, there were 295,975, 266,858 and 237,858 options, respectively, exercisable under the 1997 Plan, at prices of $2.13 to $6.50 per share. No options were granted under the 1997 Plan in fiscal 2003.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price per
	Grants	Outstanding	Share

Balance, September 30, 2000	282,967	446,750	$2.99
Options granted	(182,700)	182,700	4.01
Options canceled	4,100	(4,100)	3.39

Balance, September 30, 2001	104,367	625,350	3.28
Options exercised	—	(17,350)	3.27
Options granted	(100,000)	100,000	3.15
Options canceled	37,050	(37,050)	3.06

Balance, September 30, 2002	41,417	670,950	3.28
Options exercised	—	(38,975)	2.73
Options canceled	132,200	(132,200)	3.50

Balance, September 30, 2003	173,617	499,775	$3.26

The 2000 Plan

      At September 30, 2003, there were 7,000 options exercisable under the 2000 Plan, at prices of $3.15 to $6.10 per share. No options were exercisable under the 2000 Plan as of September 30, 2002 or 2001.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price per
	Grants	Outstanding	Share

Balance, September 30, 2001	1,250,000	—	$—
Options granted	(70,000)	70,000	3.78

Balance, September 30, 2002	1,180,000	70,000	3.78
Options granted	(210,000)	210,000	3.10
Options canceled	40,000	(40,000)	3.12

Balance, September 30, 2003	1,010,000	240,000	$3.30

      Total shares under all plans reserved for options and restricted stock were 1,328,986 shares as of September 30, 2003. Total compensation expense for stock-based compensation was $0, $0 and $87,000 in fiscal 2003, 2002 and 2001, respectively.

      For options granted under all plans in fiscal 2003, 2002 and 2001, the weighted average fair value of options granted was $1.71, $2.04 and $2.40, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning options outstanding and exercisable as of September 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
Range of Exercise Prices	Outstanding	Life in Years	Share	Outstanding	Share

$1.750-4.750	718,775	4.24	$3.20	295,475	$3.27
5.063-7.750	91,500	2.02	5.69	78,000	5.62
8.125-9.625	17,500	2.57	9.63	17,500	9.63

$1.750-9.625	827,775	3.96	$3.61	390,975	$4.03

Defined Contribution Plans

      The Company has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expenses related to the plan were $184,000, $182,000 and $127,000, for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

      The Company has a defined contribution plan covering substantially all Canadian employees. The expenses related to the plan for the fiscal years ended September 30, 2003 and 2002 were $228,000 and $173,000, respectively. Similarly, the Company also has defined contribution plans for employees in the United Kingdom and France. For the fiscal years ended September 30, 2003, 2002 and 2001, respectively, the expenses related to the plan for employees in the United Kingdom were $82,000, $74,000 and $69,000, and for the employees in France were $21,000, $23,000 and $28,000.

Note E — Acquisition of Delphax Systems, Name Change and Workforce Reduction

      On December 20, 2001, the Company, through a newly organized Canadian subsidiary, acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Delphax Business”). The Delphax Business is located in suburban Toronto, Ontario, and is engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing equipment incorporating the Delphax Business’s proprietary electron-beam imaging technology. The Delphax Business was the supplier of the print engines used in a number of the Company’s products and also supplied print engines to a number of non-competing original equipment manufacturers. The acquisition was significant in that it provided the Company with the patented EBI technology for the print engines used in the Company’s products.

      The acquisition purchase price consisted of approximately $15.8 million in cash and approximately $835,000 in acquisition related expenses. The Company acquired approximately $14.9 million in current assets, approximately $4.9 million in equipment and fixtures, approximately $3.1 million in current liabilities and did not generate any goodwill. The property acquired included fixed assets, inventory, accounts receivable, contract rights, various intellectual property and intangibles, including rights to the name “Delphax.” Effective April 1, 2002, following an affirmative shareholder vote at the March 21, 2002 Annual Meeting of Shareholders, the Company changed its name from Check Technology Corporation to Delphax Technologies Inc. Wholly owned subsidiaries of the Company were also renamed.

      The Company has continued to use the purchased assets in substantially the same manner as used by the Delphax Business. As part of the acquisition, the Company anticipated that efficiencies could be achieved in

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

integrating the two companies, and, as a result, included in accrued expenses in the Consolidated Balance Sheets and in the cost of the acquisition $875,000 for restructuring in accordance with SFAS 141. See Note I.

      The following unaudited pro forma combined summary statement of operations for the fiscal year ended September 30, 2002 was prepared in accordance with SFAS 141 and SFAS 142 and assumes the acquisition had occurred at the beginning of fiscal 2002 and, accordingly, reflects an adjustment for interest expense. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of future results of the Company.

Unaudited Pro Forma Combined Summary Statement of Operations

Year Ended
September 30,
2002

Net sales	$58,088,597
Net loss	(2,759,639)
Basic and diluted loss per common share	(0.45)

Note F — Credit Agreement

      Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit agreement provides for term and revolving loans, which, at the Company’s election, may be outstanding at one of two rates, the bank’s prime rate plus 1% or the bank’s adjusted LIBOR rate plus 4%, provided that $3.0 million of the principal amount of the revolving loans bears interest at the fixed rate of 7.35% per annum. The term loan portion of the credit facility was advanced as a single borrowing on December 20, 2001, in the amount of $4.0 million, $2.5 million of which remained outstanding as of September 30, 2003. No amount repaid or prepaid on any term loan may be borrowed again. The Company may borrow on a revolving loan basis up to the lesser of the revolving credit commitment or the then current borrowing base and is subject to a commitment fee of 0.5% per annum on the unused portion of the commitment. As of September 30, 2003, revolving loans outstanding were $11.4 million. Of the total term and revolving loans of $13.9 million as of September 30, 2003, $1.9 million was outstanding at the bank’s prime rate plus 1%, $3.0 million was outstanding at the fixed rate of 7.35% and $9.0 million was outstanding at adjusted LIBOR plus 4%, for a weighted average interest rate of approximately 6.8%.

      During fiscal 2003, three amendments to the credit facility were executed, which: (1) continued the required quarterly installments of term loan principal of $250,000 but changed the maturity date of the loan to December 31, 2003; (2) revised the revolving credit commitment, which was $14.5 million as of September 30, 2002, to $12.5 million as of December 31, 2002, $11.5 million as of January 1, 2003, $10.5 million as of July 1, 2003 and $12.0 million as of August 11, 2003; (3) increased the variable interest rates applicable to the loan; and (4) relaxed certain financial covenants in the credit agreement, waiving financial covenant defaults that would have existed absent an amendment to the agreement.

      As September 30, 2003, the Company was not in compliance with certain financial covenants of the credit agreement related to the credit facility. Prior to fiscal year end, in anticipation of the debt maturity on December 31, 2003, the Company commenced discussions for a new credit facility with the current lender, as well as alternative lending institutions, but had no commitment for replacement financing.

      In addition to the credit facility, the Company’s United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. There is no security deposit required under the agreement.

      Cash interest payments, principally comprised of interest on the credit facility, but including interest on capital leases included in Note G below, for the fiscal years ended September 30, 2003, 2002 and 2001, were $876,000, $636,000 and $50,000, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note G — Capital Leases

	September 30,

	2003	2002

Capital lease obligations on:
Computer equipment, due over 24 months in monthly installments of $3,629, including interest at 21.4% to 22.1%	$28,217	$61,578
Computer software, due over 36 months in monthly installments of $1,786, including interest at 9.1%	49,638

Total obligations	77,855	61,578
Less current portion of lease obligations	44,289	33,361

Long-term portion of lease obligations	$33,566	$28,217

      Cash payments of interest in fiscal 2003 and 2002 were $11,000 and $3,000, respectively. As of September 30, 2003, future payments for capital lease obligations, including interest, were as follows:

Capital
Lease
Obligations

Year ending September 30:
2004	$49,674
2005	18,976
2006	15,813

Total payments	84,463
Less amounts representing interest	(6,608)

Present value of lease payments	$77,855

Note H — Executive Loan

      During fiscal 1995, the Chairman and Chief Executive Officer exercised 40,000 options to purchase common stock at $2.00 per share, by executing a $148,996, five-year, full recourse note, bearing interest at a floating rate, under the Executive Loan Program. The purpose of the loan was to provide cash for the exercise of the options and to pay the related income taxes. When exercised, the Company’s stock had a market value of $6.375 per share. In 1998, the loan terms were amended to change the loan from full recourse to non-recourse, and the floating rate was fixed at 5.25%. In May of fiscal 2000, the Company extended the term of the loan to May 2001 and granted forgiveness of the loan ratably over the extension period. These modifications resulted in the options being treated as a fixed stock award. The Company recognized the fair market value of the stock award of $225,000 over the extension period, which concluded in the third quarter of fiscal 2001. As a result, no expense was incurred in fiscal 2003 or 2002; $135,186 was recognized as compensation expense related to the stock award in fiscal 2001. Over the life of the loan, total principal payments made by the executive were $54,671.

Note I — Restructuring Initiatives

      In February 2001, the Company committed to a plan to close its subsidiary in Australia, developed a formal exit plan to cease operations and communicated the plan to all 14 full- and part-time employees of the subsidiary. The Company determined that operations in the market served by the Australian subsidiary could be more profitably served by alternative means, including independent distributors and sales agents. A one-time charge of $215,000 was recognized in accordance with EITF 94-3. Operations of the subsidiary had ceased and all employees had been terminated as of December 31, 2001.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. Benefits were paid on either a lump-sum basis or over time. The total estimated cost of the restructuring of $875,000, comprised entirely of employee severance costs, was accounted for as a cost of acquisition in accordance with SFAS 141. As of September 30, 2003, the restructuring was completed at approximately the original cost estimate.

      In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. Previously, these operations were divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing functions continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company incurred approximately $1.1 million in restructuring expenses over the course of the consolidation. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Delphax Business and, therefore, were properly charged to operating expense in fiscal 2003, in accordance with EITF 94-3. As of September 30, 2003, the accrued liability for benefits payable in the future was $344,000, all of which was paid out in the first quarter of fiscal 2004.

Note J — Commitments and Contingencies

      Building, equipment and automobile rentals under operating leases were $2,220,562, $1,602,412 and $1,033,956 for the fiscal years ended September 30, 2003, 2002 and 2001, respectively.

      The Company leases its corporate offices under a fifteen-year agreement expiring on September 15, 2010. Annual rent under the lease was $420,000, increasing to $481,000 in the eleventh year and thereafter. The Company is obligated to pay operating expenses and real estate taxes incurred by the landlord. The Company has the right to terminate such lease at the end of the tenth lease year, subject to a termination fee.

      The Company’s Canadian subsidiary leases two facilities totaling 202,916 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. The combined gross annual rent was $667,465 and increased to $712,549 in September 2003. The related lease agreements expire in 2005 and 2006, with various renewal options. The sublease agreement, at a gross annual rent of $118,835, expires in December 2003, with an option to renew.

      The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2013. Annual rental under the lease was $180,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

      Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $10,238,739 and are due as follows: fiscal years ending September 30, 2004 — $2,161,741; 2005 — $2,140,702; 2006 — $1,852,626; 2007 — $884,471; 2008 — $874,450; thereafter — $2,324,749.

Note K — Going Concern Matters

      The accompanying Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses in four of the last five fiscal years and since the acquisition of the Delphax Business in December 2001 has required a significant credit facility as a result of financing the acquisition, and to support ongoing operations. The Company is in default with respect to its current credit facility (See Note F.) and has commenced discussions for a new credit facility with the current lender, as well as alternative lending institutions. A new credit facility is expected to be sufficient to repay the existing credit facility and to support ongoing operations, which have improved following the 2003 restructuring initiative. Though the Company anticipates it will be able to obtain such financing, absent adequate replacement financing, substantial uncertainty exists concerning the Company’s ability to continue as a going concern.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note L — Summarized Quarterly Financial Information (Unaudited)

	Quarter Ended

	December 31	March 31	June 30	September 30

Fiscal 2003
Net sales	$15,474,896	$14,230,602	$14,804,696	$13,469,039
Gross profit	7,658,812	7,905,601	7,698,310	6,895,167
Loss before income taxes	(1,137,342)	(9,277)	(104,691)	(283,489)
Net loss	(1,137,342)	(9,277)	(104,691)	(583,489)
Basic loss per share	(0.18)	(0.00)	(0.02)	(0.09)
Diluted loss per share	(0.18)	(0.00)	(0.02)	(0.09)
Fiscal 2002
Net sales	$11,777,542	$13,067,039	$13,531,014	$14,028,746
Gross profit	5,628,281	6,781,380	7,585,343	6,890,534
Income (loss) before income taxes	981,761	(889,658)	(126,601)	(1,246,064)
Net income (loss)	638,761	(578,958)	(9,801)	(2,441,564)
Basic earnings (loss) per share	0.10	(0.09)	(0.00)	(0.40)
Diluted earnings (loss) per share	0.10	(0.09)	(0.00)	(0.40)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts		(Deductions)	Period

I. Allowance for doubtful accounts
Year ended September 30, 2003	$253,106	535,000	1,175	(a)	(52,263)	$737,018
Year ended September 30, 2002	$51,749	200,906	451	(a)	—	$253,106
Year ended September 30, 2001	$51,697	—	52	(a)	—	$51,749
II. Reserve for obsolete and slow moving inventory
Year ended September 30, 2003	$1,373,638	315,871	35,650	(a)	(221,778)	$1,503,381
Year ended September 30, 2002	$804,000	2,285,638	(47,000	)(a)	(1,669,000)	$1,373,638
Year ended September 30, 2001	$495,000	302,000	7,000	(a)	—	$804,000

(a)	Reflects the effects of foreign currency fluctuations.