Form 10-Q
period 2003-12-31
DELPHAX TECHNOLOGIES INC
filed 2004-02-17
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2003

Commission file number	0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12500 Whitewater Drive
Minnetonka, Minnesota	55343-9420

(Address of principal executive offices)	(Zip Code)

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

As of February 11, 2004, there were 6,214,873 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed consolidated balance sheets — December 31, 2003 and September 30, 2003	3
Condensed consolidated statements of operations — Three months ended December 31, 2003 and 2002	5
Condensed consolidated statements of cash flows — Three months ended December 31, 2003 and 2002	6
Condensed notes to consolidated financial statements — December 31, 2003	7
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	10
Item 3. Quantitative and Qualitative Disclosure of Market Risk	15
Item 4. Controls and Procedures	15
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	16
SIGNATURES	17
CERTIFICATIONS

PART I. FINANCIAL INFORMATION

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2003	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,095,998	$2,669,763
Short-term investments	—	41,608
Accounts receivable, less allowance for doubtful accounts of $774,891 and $737,018 as of December 31, 2003 and September 30, 2003, respectively	10,814,281	11,037,583
Current portion of notes receivable from customers	113,569	105,377
Inventory:
Raw materials and component parts	11,408,416	11,321,554
Work-in-progress	1,186,283	1,057,264
Finished goods	5,771,272	5,479,882

	18,365,971	17,858,700

Other current assets	1,664,492	1,283,604

TOTAL CURRENT ASSETS	33,054,311	32,996,635

Long-term portion of notes receivable from customers	634,374	614,408
EQUIPMENT AND FIXTURES
Machinery and equipment	4,464,032	4,569,678
Furniture and fixtures	4,048,725	3,748,663
Leasehold improvements	2,354,230	2,342,682

	10,866,987	10,661,023
Less accumulated depreciation and amortization	7,728,224	7,199,818

	3,138,763	3,461,205

TOTAL ASSETS	$36,827,448	$37,072,248

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2003	2003

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$4,412,101	$3,422,082
Accrued expenses	3,288,677	3,356,644
Income taxes payable	319,406	375,444
Current portion of bank credit facility	11,900,000	13,900,000
Current portion of capital leases	37,701	44,289
Current portion of deferred revenue	645,101	505,480

TOTAL CURRENT LIABILITIES	20,602,986	21,603,939
Long-term portion of deferred revenue	586,894	614,408
Long-term portion of capital leases	29,762	33,566

TOTAL LIABILITIES	21,219,642	22,251,913

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding:
6,214,873 as of December 31, 2003 and September 30, 2003	621,487	621,487
Additional paid-in capital	17,161,118	17,151,389
Accumulated other comprehensive loss	(754,516)	(1,172,165)
Accumulated deficit	(1,420,283)	(1,780,376)

TOTAL SHAREHOLDERS’ EQUITY	15,607,806	14,820,335

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,827,448	$37,072,248

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,

	2003	2002

Sales:
Maintenance, spares and supplies	$12,123,570	$12,261,324
Printing equipment	2,119,155	3,213,572

NET SALES	14,242,725	15,474,896
Costs and Expenses:
Cost of sales	6,710,972	7,816,084
Selling, general and administrative	5,570,113	6,218,897
Research and development	1,254,385	1,115,693
Restructuring costs	—	1,185,000

	13,535,470	16,335,674

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	707,255	(860,778)
Net interest expense	195,238	215,813
Net realized exchange loss (gain)	55,508	(23,560)
Net unrealized exchange loss	21,416	84,311

INCOME (LOSS) BEFORE INCOME TAXES	435,093	(1,137,342)
Income tax expense	75,000	—

NET INCOME (LOSS)	$360,093	$(1,137,342)

Basic and diluted earnings (loss) per common share	$0.06	$(0.18)
Weighted average number of shares outstanding during the period	6,214,873	6,175,898
Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,264,220	6,175,898

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$360,093	$(1,137,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	360,731	460,980
Loss on disposal of equipment and fixtures	137,250	—
Other	(211,516)	19,093
Changes in operating assets and liabilities:
Accounts receivable, net	461,906	(930,115)
Inventory	(72,071)	1,673,042
Other current assets	(260,670)	345,856
Notes receivable from customers	(113,569)	—
Accounts payable and accrued expenses	745,758	751,422
Deferred revenue	105,390	588,298

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,513,302	1,771,234
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(171,996)	(80,269)
Proceeds from sale of short-term investments	42,911	—

NET CASH USED IN INVESTING ACTIVITIES	(129,085)	(80,269)
FINANCING ACTIVITIES
Repayment on bank credit facility, net	(2,000,000)	(1,530,000)
Principal payments on capital lease obligations	(10,392)	(7,680)

NET CASH USED IN FINANCING ACTIVITIES	(2,010,392)	(1,537,680)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	52,410	16,695

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(573,765)	169,980
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,669,763	1,717,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,095,998	$1,887,953

See condensed notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

December 31, 2003

NOTE A — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted earnings and loss per share:

	For the Three Months Ended
	December 31,

	2003	2002

Numerator:
Net income (loss)	$360,093	$(1,137,342)

Numerator for basic and diluted earnings (loss) per share — income (loss) applicable to common shareholders	$360,093	$(1,137,342)
Denominator:
Denominator for basic earnings and loss per share, weighted average shares	6,214,873	6,175,898
Dilutive potential common shares, employee stock options	49,347	—	a

Denominator for diluted earnings and loss per share, adjusted weighted average shares	6,264,220	6,175,898
Earnings (loss) per common share	$0.06	$(0.18)
Earnings (loss) per common share, assuming dilution	0.06	(0.18)

a — No incremental shares related to options are included because the impact would be antidilutive.

NOTE C — Comprehensive Income

The components of comprehensive income and loss, net of related tax, for the three months ended December 31, 2003 and 2002 were as follows:

	For the Three Months Ended
	December 31,

	2003	2002

Net income (loss)	$360,093	$(1,137,342)
Foreign currency translation adjustment	417,649	119,006

Comprehensive income (loss)	$777,742	$(1,018,336)

NOTE D — Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). Pro forma net income and loss, and earnings and loss per share, determined as if the Company had accounted for its employee stock options under the fair value method of those Statements, for the three months ended December 31, 2003 and 2002 were as follows:

	For the Three Months Ended
	December 31,

	2003	2002

Net income (loss), as reported	$360,093	$(1,137,342)
Stock-based compensation determined under fair value based method for all awards	(51,992)	(44,642)

Pro forma net income (loss), assuming fair value method for all stock-based awards	$308,101	$(1,181,984)

Basic earnings (loss) per share, as reported	$0.06	$(0.18)
Diluted earnings (loss) per share, as reported	0.06	(0.18)
Basic earnings (loss) per share, pro forma	0.05	(0.19)
Diluted earnings (loss) per share, pro forma	0.05	(0.19)

NOTE E — Credit Agreement

Effective December 20, 2001, the Company entered into a bank credit agreement, secured by substantially all the assets of the Company. The credit facility, under the agreement as amended over its course, expired December 31, 2003, at which time payment was due in full for the balance outstanding of $11.9 million. At that date, the Company had not yet completed its negotiations for replacement financing and, as a result, did not repay the loan when due. On February 5, 2004, the Company refinanced its indebtedness to the lender by: (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company. See Note G below for details.

As of December 31, 2003, the credit facility was outstanding at the default rates applicable under the credit agreement as amended, for an estimated average annual rate of 5.1%.

Note F — Restructuring Initiatives

In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The total estimated cost of the restructuring of $875,000, comprised entirely of employee severance costs, was accounted for as a cost of acquisition in accordance with SFAS 141. The restructuring was completed by September 30, 2003, at approximately the original cost estimate.

In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. The Company incurred approximately $1.1 million in restructuring expenses over the course of the consolidation, originally estimated at $1.2 million. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, were properly charged to operating expense in fiscal 2003. As of December 31, 2003, all benefits under the restructuring had been paid.

NOTE G — Subsequent Event

On February 5, 2004, the Company refinanced its indebtedness to its prior lender by: (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company.

The subordinated debt financing consisted of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes are immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes were converted at that conversion price. The Convertible Notes are junior to the senior credit facilities described below, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest is determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense will be recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes are exercisable any time after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $562,000. Furthermore, the Convertible Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying common stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $853,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature will be recorded as an increase in additional paid-in capital and as original issuance discount on the underlying debt. The total original issue discount of approximately $1,415,000 will be amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.

As a part of the subordinated debt financing, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale from time to time of the shares of Common Stock issuable as interest on the Convertible Notes, or upon the conversion of the Convertible Notes or exercise of the Warrants. The Company also amended its shareholder rights plan to permit the subordinated debt investors to beneficially own up to 25% of the Company’s Common Stock without being considered an “acquiring person” and triggering the distribution and exercisability of the rights afforded under the rights plan.

The Company’s senior debt financing had both a U.S. and Canadian component. The credit facility for the Company consisted of a secured, three-year term loan of $114,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain other conditions. The related senior loan to the Company’s Canadian subsidiary consisted of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base requirement and certain other conditions. The senior credit facilities total approximately $13.7 million, of which the Company and the Canadian subsidiary used about $8.1 million at the closing. These proceeds and proceeds from the issuance of the Convertible Notes were used to pay off all indebtedness to the prior lender and to pay expenses relating to the new senior and subordinated debt.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

For the first quarter of fiscal 2004 (the three months ended December 31, 2003) compared with the same quarter in fiscal 2003, the Company’s revenues from maintenance contracts, spare parts, supplies and consumable items were about the same, while revenues from equipment sales declined. Gross margin improved as a result of the sales mix and programs in place to reduce cost of sales. Income from system sales and service improved substantially, from a loss of $861,000 for the first quarter of fiscal 2003, to a profit of $707,000 for the first quarter of fiscal 2004, primarily because of the absence of the $1,185,000 restructuring charge that was taken in the first quarter of fiscal 2003. Cash provided by operations was strong in both periods, being $1.8 million for the three months ended December 31, 2002 and $1.5 million for the three months ended December 31, 2003, and debt outstanding was reduced in both periods. Subsequent to December 31, 2003, the Company refinanced its credit facility, which matured on that date. See Note G to the Condensed Notes to Consolidated Financial Statements for details.

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

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. The Company has fully reserved its net deferred tax assets, totaling $2.6 million and $2.5 million as of December 31, 2003 and 2002, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years, and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Revenue Recognition

Systems are tested at the Company’s facility prior to shipment, and revenue related to orders shipped under standard performance conditions is recognized when systems are shipped. Systems shipped subject to non-standard contractual performance conditions, such as financing approval, are recognized as revenue upon completion or attainment of the specified condition. Service revenue is recognized as services are rendered. For spare parts, supplies and consumable items stored at customer sites, revenue is recognized when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Revenue on equipment manufactured by others is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

Restructuring Initiatives

In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. See Note F to the Condensed Consolidated Financial Statements. At the end of each quarter, management evaluates its estimates of costs to complete the restructuring initiatives. Differences, if any, between previous and revised cost estimates may result in a charge or credit to the Company’s results of operations.

Results of Operations

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	December 31,

	2003	2002

Sales:
Maintenance, spares and supplies	85.1%	79.2%
Printing equipment	14.9	20.8

NET SALES	100.0	100.0
Costs and Expenses:
Cost of sales	47.1	50.5
Selling, general and administrative	39.1	40.2
Research and development	8.8	7.2
Restructuring costs	0.0	7.7

	95.0	105.6

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	5.0	(5.6)
Net interest expense	1.4	1.4
Net realized exchange loss (gain)	0.4	(0.2)
Net unrealized exchange loss	0.2	0.5

INCOME (LOSS) BEFORE INCOME TAXES	3.0	(7.3)
Income tax expense	0.5	0.0

NET INCOME (LOSS)	2.5%	(7.3)%

Net Sales. The Company’s revenues consists of sales of: (i) maintenance contracts, spare parts, supplies and consumable items, and (ii) printing systems and related equipment. For the first quarter of fiscal 2004, net revenues were $14.2 million, down 8% from $15.5 million for the first quarter of fiscal 2003.

For the first quarter of fiscal 2004, revenues from maintenance contracts, spare parts, supplies and consumable items of $12.1 million were insignificantly down from $12.3 million for the first quarter of fiscal 2003. The Company attributes the 1% drop in revenues to a decline in usage of the Company’s installed base of check-printing equipment, offset by increases in its OEM business and in CR Series usage, and, in general, expects full-year revenues from maintenance contracts, spare parts, supplies and consumable items to be somewhat higher in fiscal 2004 than in fiscal 2003, consistent with a growing installed base of equipment.

Revenues from the sale of printing equipment were $2.1 million for the first quarter of fiscal 2004, down 34% from $3.2 million for the same period in fiscal 2003. The Company’s printing systems primarily consist of the Imaggia, the CR Series, the RS Series, the Checktronic and the Foliotronic product lines. The Checktronic and Foliotronic are among the Company’s legacy products. The decline in revenues from printing equipment for the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, was due to significantly lower sales of the legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications.

Gross Margin. The Company’s gross margin percentage for the first quarter of fiscal 2004 was 53%, compared with 49% for the first quarter of fiscal 2003. The improved margins were primarily due to the greater proportion of fiscal 2004 net sales derived from maintenance contracts, spare parts, supplies and consumable items, at margins greater than the margin on equipment sales. Margins on maintenance contracts, spare parts, supplies and consumable items for the first quarter of fiscal 2004 were improved over margins for the first quarter of fiscal 2003 as a result of price increases and cost reduction efforts. In general, the Company anticipates that its gross margin percentage in fiscal 2004 as a whole will be approximately the same as in fiscal 2003, as the Company expects full-year fiscal 2004 revenues to be derived from a higher proportion of printing equipment revenues at lower margins, offset by continued cost reductions related to revenues from maintenance contracts, spare parts, supplies and consumable items.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the first quarter decreased 10%, from $6.2 million in fiscal 2003, to $5.6 million in fiscal 2004, and as a percentage of net sales were slightly lower at 39% for the first quarter of fiscal 2004, compared with 40% for the first quarter of fiscal 2003. The reduction was primarily due to reduced staffing as a result of the earlier restructuring initiatives and lower sales and marketing expenses, partially offset by the effect of paying expenses in foreign currencies that were stronger against the U.S. dollar in the first quarter of fiscal 2004 than in the comparable year-ago quarter.

Research and Development Expenses. Research and development expenses were $1.3 million for the first quarter of fiscal 2004, compared with $1.1 million for the first quarter of fiscal 2003, or 9% and 7% of net sales, respectively. These expenses for the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003, were higher as a result of the effect of paying expenses in foreign currencies that were stronger against the U.S. dollar in the first quarter of fiscal 2004 than in the comparable year-ago quarter, partially offset by reduced staffing as a result of the earlier restructuring initiatives.

Net Interest Expense. Net interest expense for the three months ended December 31, 2003 and 2002 was $195,000 and $216,000, respectively. The decrease between fiscal periods was due to the lower average debt balance for the first quarter of fiscal 2004, compared with the first quarter of fiscal 2003.

Foreign Exchange Gains and Losses. The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for the three months ended December 31, 2003 and 2002 were $77,000 and $61,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in the Company’s equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. The Company anticipates that it will continue to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For the first quarter of fiscal 2004, an interim period income tax expense of $75,000 was recognized based on projected profitable European operations for the fiscal year. For the first quarter of fiscal 2003, no income tax benefit was recognized on the loss before income taxes. As of December 31, 2003 and 2002, the Company had fully reserved deferred tax assets of $2.6 million and $2.5 million, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable.

Earnings or Loss per Share. For the first quarter of fiscal 2004, the Company’s basic and diluted earnings per share was $0.06, compared with basic and diluted loss per share of $0.18 for the first quarter of fiscal 2003. The increase in earnings between periods was primarily attributable to lower operating expenses in fiscal 2004, compared with fiscal 2003, as a result of benefits derived from the restructuring initiatives. A charge of $1.2 million for the North American restructuring initiative was recognized in the first quarter of fiscal 2003, resulting in a $1.1 million net loss in an otherwise break-even quarter.

Restructuring Initiatives. On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141 and included in accrued expenses in the consolidated balance sheets This initiative was completed by September 30, 2003 at approximately the original cost estimate. By taking this action, the Company anticipates eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill current or future orders.

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. The Company expected to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, but paid out the last of the benefits payable for the restructuring in the first quarter of fiscal 2004, completing the restructuring at the slightly lower cost of $1.1 million. By taking this action, the Company anticipates eliminating annual operating expenses of $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders.

The expense reductions realized and anticipated from the restructuring actions taken are not directly accretive to results of operations, as reductions in certain expenses may be reinvested in other endeavors, such as marketing or research and development.

Market Risk

The Company has foreign subsidiaries located in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 30% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which it does business.

The Company’s net investment in its foreign subsidiaries was $7.5 million and $7.2 million at December 31, 2003 and September 30, 2003, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter ended December 31, 2003. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first three months of fiscal 2004, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future.

Interest Rate Risk

Substantially all of the Company’s debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in the three-month periods ended December 31, 2003 and 2002 of approximately $35,000 and $34,000, respectively.

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

The Company has two significant customers that accounted for 18% and 17% of net sales in the first quarter of fiscal 2004 and 8% and 18% of net sales in the first quarter of fiscal 2003. The Company anticipates, but cannot assure, that these customers will continue to be significant throughout fiscal 2004. However, the loss of, or significant decrease in sales to, either of these customers could have a material adverse effect on the Company.

The Company is dependent on its bank credit facilities to fund its operations. The Company’s ability to maintain working capital depends on its compliance with the credit agreements. The Company’s credit facilities are discussed below under the heading “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Working capital was $12.5 million at December 31, 2003, compared with $11.4 million at September 30, 2003. Accounts receivable decreased from $11.0 million at September 30, 2003, to $10.8 million at December 31, 2003 due to timing of collections. Inventory increased from $17.9 million at September 30, 2003, to $18.4 million at December 31, 2003, with increases in all inventory categories, due to new builds of printing equipment and inventory replenishments. Accounts payable and accrued expenses increased $922,000, from $6.8 million at September 30, 2003, to $7.7 million at December 31, 2003. The increase was primarily due to the increase in inventory purchases and a slowing of payments to vendors. In the first quarter of fiscal 2004, the Company reduced the balance owed on the line of credit by $2.0 million, from $13.9 million at September 30, 2003, to $11.9 million at December 31, 2003.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at December 31, 2003, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

Effective December 20, 2001, the Company entered into a bank credit agreement secured by substantially all the assets of the Company. The credit facility, under the agreement as amended over its course, expired December 31, 2003, at which time payment was due in full for the balance outstanding of $11.9 million. At that date, the Company had not yet completed its negotiations for replacement financing and, as a result, did not repay the loan when due. On February 5, 2004, the Company repaid the loan by: (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company. See Note G to the Condensed Notes to Consolidated Financial Statements for details.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(b) The following report on Form 8-K was filed during the three months ended December 31, 2003:

December 19, 20034 — Form 8-K: Item 9. Regulation FD Disclosure (Item 12. Disclosure of Results of Operations and Financial Condition) - Earnings release issued December 19, 2003, for the fiscal year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date February 13, 2004	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer

Date February 13, 2004	/s/ Robert M. Barniskis

Robert M. Barniskis
Vice President, Chief Financial Officer