Form 10-K/A
period 2003-09-30
DELPHAX TECHNOLOGIES INC
filed 2004-02-25
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement filed with the Commission on January 28, 2004 for the Company’s Annual Meeting of Shareholders scheduled for March 18, 2004 are incorporated by reference into Part III.

      This Form 10-K consists of 58 pages (including exhibits). The index is set forth on page 2.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s net sales have grown significantly in each of the past two fiscal years, from $43.1 million in fiscal 2001, to $58.0 million in fiscal 2003. During this period, the Company incurred a net loss of $1.8 million (which included a restructuring charge of $1.1 million), or $0.30 per share, in fiscal 2003, and $2.4 million, or $0.39 per share, in fiscal 2002. However, the Company generated positive cash flow from operations of $2.5 million and $3.8 million, in fiscal 2003 and 2002, respectively. This positive cash flow was used to repay indebtedness under the secured credit agreement which the Company entered into in December 2001 to finance acquisition of the Delphax Business. The Company paid down the outstanding loan balance from a high of $17.2 million in May 2002, to $13.9 million at September 30, 2003 and $11.9 million as of December 31, 2003. During the time up until the expiration and maturity of the credit facility on December 31, 2003, the Company had paid all installments of principal and interest when due, though the Company was not in compliance with certain financial covenants. On February 5, 2004, the Company refinanced its indebtedness to the lender by: (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company. See Note K to the Consolidated Financial Statements for details.

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

      To maintain liquidity, the Company depends on revolving loans with its U.S. and Canadian lenders, secured by substantially all of the Company’s assets. Availability under the senior credit facilities is based primarily on the Company’s accounts receivable and inventory levels, but also on compliance with certain covenants, one of which is a tangible net worth covenant requiring improved tangible net worth at specific measurement dates. The Company believes that the tangible net worth covenant is the most restrictive covenant due to its reliance on an improvement in the Company’s net income over the course of the fiscal year. It is the Company’s intent to meet this and all the covenants of the agreements, and the Company will monitor prospective compliance with the bank covenants. If the Company determines that revenue shortfalls or other operating results indicate it may not meet the tangible net worth covenant or any other covenant, the Company will initiate expense reduction plans to achieve compliance with the covenants. The Company has developed specific plans to reduce certain expenses in the event of covenant noncompliance, and the plans include, but may not be limited to, reductions in research and development costs and personnel costs. The Company believes that its plans to reduce expenses, if required to do so, will be sufficient in order to meet the covenants at all scheduled measurement dates through September 30, 2004.

Liquidity and Capital Resources

      The Company entered into a credit agreement with a bank in December 2001 to finance the acquisition of the Delphax Business. Under that agreement, the lender had a security interest in substantially all of the Company’s assets. In fiscal 2003 and 2002, the Company generated positive cash flow from operations of $2.5 million and $3.8 million, respectively. This positive cash flow was used to repay indebtedness under the credit agreement, and the loan balance was reduced from a high of $17.2 million in May 2002, to $13.9 million at September 30, 2003 and $11.9 million as of December 31, 2003. During the time up until the expiration and maturity of the credit facility on December 31, 2003, the Company had paid all installments of principal and interest when due, though the Company was not in compliance with certain financial covenants. On February 5, 2004, the Company refinanced its indebtedness to the lender by: (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company. See Note K to the Consolidated Financial Statements for details. The Company believes its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund the working capital requirements of the Company.

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

      Working capital was $11.4 million at September 30, 2003, compared with $24.0 million at September 30, 2002. Of the $12.6 million decrease, approximately $11.6 million was the result of classifying the entire indebtedness under the credit facility as a current liability, based on the loan maturity date of December 31, 2003. The Company’s inventory levels decreased to $17.9 million at September 30, 2003, from $20.9 million at September 30, 2002, due to conscious efforts to manage inventory levels, as well as sale of finished goods inventory from stock greater than new builds. Accounts receivable increased to $11.0 million at September 30, 2003, from $10.7 million at September 30, 2002, primarily due to the higher sales levels in fiscal 2003, compared with fiscal 2002, partially offset by an increase in the allowance for doubtful accounts. Cash and short-term investments amounted to $2.7 million at September 30, 2003, compared with $1.7 million at September 30, 2002. The increase in cash and short-term investments was primarily due to anticipated near-term cash requirements, including payroll funding by October 3, 2003. Deferred revenue totaled $1.1 million at September 30, 2003 (of which $505,000 was current and $614,000 was long-term), compared to a total of $490,000 (all of which was current) at September 30, 2002. This increase was principally due to the fiscal 2003 addition of a long-term customer note, giving rise to long-term deferred revenue.

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

      The Company’s indebtedness under its new senior credit facilities consists of term loans and revolving credit. The original principal amount of the terms loans is $1,156,000, and principal payments of $192,667 are due in each of fiscal 2004, 2005 and 2006, with cash interest payable monthly. The revolving credit portion of the senior facilities is variable, depending on the borrowing base, and matures on January 30, 2007, when all outstanding revolving and term debt is payable, unless the senior facilities are extended. The $3.0 million of convertible subordinated notes that the Company issued on February 5, 2004 will mature and be payable in one lump sum on February 4, 2008, unless they are converted to equity or earlier called for redemption by the Company. Interest on the convertible subordinated notes is payable in the form of shares of Company Common Stock.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Reference is made to the section entitled “Election of Directors” included in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on January 28, 2004.

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

Item 11.     Executive Compensation

      Reference is made to the section entitled “Executive Compensation” included in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on January 28, 2004.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the section entitled “Security Ownership of Principal Shareholders and Management” included in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on January 28, 2004.

Item 13.     Certain Relationships and Related Transactions

      None.

Item 14.     Principal Accountant Fees and Services

      Reference is made to the section entitled “Approval of Auditors” included in the Company’s definitive proxy statement, filed with the Securities and Exchange Commission on January 28, 2004.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

      The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are submitted in a separate financial statement section of this report.

Financial Statement Schedule

Number	Description	Page

Schedule II	Valuation and Qualifying Accounts and Reserves	48

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

Exhibits

Number	Description	Page or Incorporated by Reference from

3.1	Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for the fiscal year ended September 30, 2002
3.2	Amended Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2002
4.1	Specimen of the Company’s Common Stock Certificate	Exhibit 4.1 to Form 10-K for the fiscal year ended September 30, 2002

Number		Description	Page or Incorporated by Reference from

10.1		Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985
10.2		Credit Agreement dated December 20, 2001 among Check Technology Canada Ltd., Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.0 to Form 8-K dated January 3, 2002
10.2.	1	First Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.2.1 to Form 10-K for the fiscal year ended September 30, 2002
10.2.	2	Second Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.1 to Form 8-K dated August 11, 2003
10.2.	3	Third Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.2.3 to Form 10-K for the fiscal year ended September 30, 2003
10.2.	4	Forbearance Agreement made as of the 9th day of January 2004, by and among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc., f/k/a Check Technology Corporation, Harris Trust and Savings Bank and Bank of Montreal	Exhibit 10.2.4 to Form 10-K for the fiscal year ended September 30, 2003
10.2.	5	Securities Purchase Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.1 to Form 8-K dated February 5, 2004
10.2.	6	Form of 7% Convertible Subordinated Note	Exhibit 4.2 to Form 8-K dated February 5, 2004
10.2.	7	Form of Stock Purchase Warrant to Purchase Shares of Common Stock	Exhibit 4.3 to Form 8-K dated February 5, 2004
10.2.	8	Registration Rights Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.4 to Form 8-K dated February 5, 2004
10.2.	9	Amendment No. 2 dated February 5, 2004, to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 4.5 to Form 8-K dated February 5, 2004
10.2.	10	Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 4.6 to Form 8-K dated February 5, 2004
10.2.	11	Credit Agreement dated February 4, 2004 between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 4.7 to Form 8-K dated February 5, 2004
10.2.	12	Amendment No. 1 to (i) Loan and Security Agreement dated February 4, 2004 between Delphax Technologies Inc. and LaSalle Business Credit, LLC, and (ii) Credit Agreement dated February 4, 2004 between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 10.2.12 filed herewith

Number	Description	Page or Incorporated by Reference from

10.3	1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1986
10.4	Form of Indemnification Agreement that the Company has entered into with officers and directors.	Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2002
10.5	Employment Agreement as of October 1, 2000 between the Company and Jay A. Herman	Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2000
10.6	1991 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 1991
10.7	Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1994
10.8	1997 Stock Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1997
10.9	Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1997
10.10	2000 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 2001
10.11	Agreement between the Company and Fred H. and Annette J. Brenner	Exhibit 99.1 to Form 8-K dated September 23, 2002
10.12	Amendment No. 1 dated September 23, 2002 to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 99.2 to Form 8-K dated September 23, 2002
10.13	Timberlea Boulevard Lease for Facility in Mississauga, Ontario	Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 2002
10.14	Tomken Road Lease for Facility in Mississauga, Ontario	Exhibit 10.14 to Form 10-K for the fiscal year ended September 30, 2002
10.15	Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario	Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2002
21	List of Subsidiaries	Exhibit 21 to Form 10-K for the fiscal year ended September 30, 2003
23.1	Consent of Independent Auditors	Exhibit 23.1 filed herewith
31.1	Section 302 Certification of Principal Executive Officer	Exhibit 31.1 filed herewith
31.2	Section 302 Certification of Principal Financial Officer	Exhibit 31.2 filed herewith
32.1	Section 906 Certification of Principal Executive Officer	Exhibit 32.1 filed herewith
32.2	Section 906 Certification of Principal Financial Officer	Exhibit 32.2 filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.

By:	/s/ JAY A. HERMAN

Jay A. Herman
Chairman and Chief Executive Officer

Dated: February 24, 2004

By:	/s/ ROBERT M. BARNISKIS

Robert M. Barniskis
Vice President and Chief Financial Officer

Dated: February 24, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY A. HERMAN Jay A. Herman	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2004

/s/ ROBERT M. BARNISKIS Robert M. Barniskis	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2004

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Director	February 24, 2004

/s/ GARY R. HOLLAND Gary R. Holland	Director	February 24, 2004

/s/ KENNETH E. OVERSTREET Kenneth E. Overstreet	Director	February 24, 2004

/s/ EARL W. ROGERS Earl W. Rogers	Director	February 24, 2004

(This page intentionally left blank)

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

      Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated November 14, 2003, which report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern, the Company, as discussed in Note K, has completed new financings, including a bank credit agreement and issuance of $3,000,000 of subordinated notes. Therefore, the conditions that raised substantial doubt about whether the Company will continue as a going concern no longer exist.

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

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Minneapolis, Minnesota

November 14, 2003,
except for Note K, as to which the date is
February 24, 2004

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

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      As of September 30, 2003, the Company was not in compliance with certain financial covenants of the credit agreement related to the credit facility. Prior to fiscal year end, in anticipation of the debt maturity on December 31, 2003, the Company commenced discussions for a new credit facility with the current lender, as well as alternative lending institutions, but had no commitment for replacement financing. On February 5, 2004, the Company refinanced its indebtedness to its lender by: (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company. See Note K below for details.

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

Note K — Subsequent Event

      On February 5, 2004, the Company refinanced its indebtedness to its prior lender by: (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company.

      The subordinated debt financing consisted of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes are immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes were converted at that conversion price. The Convertible Notes are junior to the senior credit facilities described below, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest is determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense will be recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes are exercisable anytime after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $562,000. Furthermore, the Convertible Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $853,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature will be recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1,415,000 will be amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.

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

      The Company’s senior debt financing had both a U.S. and Canadian component. The credit facility for the Company consisted of a secured, three-year term loan of $114,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The related senior loan to the Company’s Canadian subsidiary consisted of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million, of which the Company and the Canadian subsidiary used about $8.1 million at the closing. These proceeds and proceeds from the issuance of the Convertible Notes were used to pay off all indebtedness to the prior lender and to pay expenses relating to the new senior and subordinated debt.

      Availability under the senior credit facilities is based primarily on the Company’s accounts receivable and inventory levels, but also on compliance with certain covenants, one of which is a tangible net worth covenant

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requiring improved tangible net worth at specific measurement dates. The Company believes that the tangible net worth covenant is the most restrictive covenant due to its reliance on an improvement in the Company’s net income over the course of the fiscal year. It is the Company’s intent to meet this and all the covenants of the agreements, and the Company will monitor prospective compliance with the bank covenants. If the Company determines that revenue shortfalls or other operating results indicate it may not meet the tangible net worth covenant or any other covenant, the Company will initiate expense reduction plans to achieve compliance with the covenants. The Company has developed specific plans to reduce certain expenses in the event of covenant noncompliance, and the plans include, but may not be limited to, reductions in research and development costs and personnel costs. The Company believes that its plans to reduce expenses, if required to do so, will be sufficient in order to meet the covenants at all scheduled measurement dates through September 30, 2004.

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