Form 10-Q
period 2004-03-31
DELPHAX TECHNOLOGIES INC
filed 2004-05-12
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of May 7, 2004, there were 6,249,941 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,846,688	$2,669,763
Short-term investments	—	41,608
Accounts receivable, less allowance for doubtful accounts of $772,751 and $737,018 as of March 31, 2004 and September 30, 2003, respectively	10,611,959	11,037,583
Current portion of notes receivable from customers	115,457	105,377
Inventory:
Raw materials and component parts	11,650,525	11,321,554
Work-in-progress	1,204,285	1,057,264
Finished goods	6,476,962	5,479,882

	19,331,772	17,858,700

Other current assets	1,831,744	1,283,604

TOTAL CURRENT ASSETS	33,737,620	32,996,635

Long-term portion of notes receivable from customers	603,386	614,408

EQUIPMENT AND FIXTURES
Machinery and equipment	4,563,398	4,569,678
Furniture and fixtures	4,111,164	3,748,663
Leasehold improvements	2,356,482	2,342,682

	11,031,044	10,661,023
Less accumulated depreciation and amortization	8,072,935	7,199,818

	2,958,109	3,461,205

TOTAL ASSETS	$37,299,115	$37,072,248

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2004	2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,401,323	$3,422,082
Accrued expenses	3,533,927	3,356,644
Income taxes payable	491,121	375,444
Current portion of bank credit facility	1,284,633	13,900,000
Current portion of capital leases	30,893	44,289
Deferred revenue	697,416	505,480

TOTAL CURRENT LIABILITIES	11,439,313	21,603,939
Long-term portion of bank credit facilities and subordinated convertible debt	7,685,590	—
Long-term portion of deferred revenues	558,896	614,408
Long-term portion of capital leases	25,371	33,566

TOTAL LIABILITIES	19,709,170	22,251,913

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding: 6,239,873 and 6,214,873 as of March 31, 2004 and September 30, 2003, respectively	623,987	621,487
Additional paid-in capital	18,641,783	17,151,389
Accumulated other comprehensive loss	(635,702)	(1,172,165)
Accumulated deficit	(1,040,123)	(1,780,376)

TOTAL SHAREHOLDERS’ EQUITY	17,589,945	14,820,335

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,299,115	$37,072,248

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales:
Maintenance, spares and supplies	$12,296,439	$12,132,000	$24,420,009	$24,393,324
Printing equipment	2,377,246	2,098,602	4,496,401	5,312,174

NET SALES	14,673,685	14,230,602	28,916,410	29,705,498

Costs and Expenses:
Cost of sales	6,119,763	6,325,001	12,830,735	14,141,085
Selling, general and administrative	6,701,232	6,345,018	12,271,345	12,563,915
Research and development	1,206,585	1,200,247	2,460,970	2,315,940
Restructuring costs	—	—	—	1,185,000

	14,027,580	13,870,266	27,563,050	30,205,940

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	646,105	360,336	1,353,360	(500,442)

Net interest expense	192,094	219,935	387,332	435,748
Net realized exchange (gain) loss	(42,305)	32,634	13,203	9,074
Net unrealized exchange loss	40,156	117,044	61,572	201,355

INCOME (LOSS) BEFORE INCOME TAXES	456,160	(9,277)	891,253	(1,146,619)

Income tax expense	76,000	—	151,000	—

NET INCOME (LOSS)	$380,160	$(9,277)	$740,253	$(1,146,619)

Basic and diluted earnings (loss) per common share:
Basic and diluted	$0.06	$(0.00)	$0.12	$(0.19)
Weighted average number of shares outstanding during the period:
Basic	6,216,842	6,175,898	6,215,852	6,175,898
Diluted	6,401,250	6,175,898	6,332,361	6,175,898

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$740,253	$(1,146,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	695,486	917,585
Loss on disposal of equipment and fixtures	137,250	—
Non-cash interest on 7% convertible subordinated notes	43,745	—
Other	(202,084)	55,099
Changes in operating assets and liabilities:
Accounts receivable, net	683,482	(489,553)
Inventory	(994,638)	2,207,727
Other current assets	(376,007)	64,168
Notes receivable from customers	(115,457)	—
Accounts payable and accrued expenses	2,123,453	440,269
Deferred revenue	130,674	104,668

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,866,157	2,153,344

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(325,038)	(353,857)
Sale of short-term investments	44,410	—

NET CASH USED IN INVESTING ACTIVITIES	(280,628)	(353,857)

FINANCING ACTIVITIES
Issuance of 7% convertible subordinated notes	3,000,000	—
Issuance of common stock	79,199	—
Repayment on bank credit facilities, net	(6,569,673)	(1,880,000)
Principal payments on capital lease obligations	(21,592)	(15,784)

NET CASH USED IN FINANCING ACTIVITIES	(3,512,066)	(1,895,784)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	103,462	1,152

DECREASE IN CASH AND CASH EQUIVALENTS	(823,075)	(95,145)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,669,763	1,717,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,846,688	$1,622,828

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2003.

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B – Earnings per Share

The following table sets forth the computation of basic and diluted earnings and loss per share:

	For the Three Months Ended			For the Six Months Ended
	March 31,			March 31,
	2004	2003		2004	2003
Numerator:
Net income (loss)	$380,160	$(9,277)		$740,253	$(1,146,619)

Numerator for basic and diluted earnings per share — income (loss) applicable to common shareholders	$380,160	$(9,277)		$740,253	$(1,146,619)

Denominator:
Denominator for basic earnings per share, weighted average shares	6,216,842	6,175,898		6,215,852	6,175,898

Dilutive potential common shares:
Employee stock options	154,620	—		101,997	—
Warrants	29,788	—		14,512	—

	184,408	—	a	116,509	—	a
Denominator for diluted earnings per share, adjusted weighted average shares	6,401,250	6,175,898		6,332,361	6,175,898

Earnings (loss) per common share	$0.06	$(0.00)		$0.12	$(0.19)

Earnings (loss) per common share, assuming dilution	0.06	(0.00)		0.12	(0.19)

a – No incremental shares related to options are included because the impact would be antidilutive.

NOTE C – Comprehensive Income

The components of comprehensive income and loss, net of related tax, for the three and six months ended March 31, 2004 and 2003 were as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss)	$380,160	$(9,277)	$740,253	$(1,146,619)
Foreign currency translation adjustment	118,814	83,096	536,463	202,102

Comprehensive income (loss)	$498,974	$73,819	$1,276,716	$(944,517)

NOTE D – Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). Pro forma net income and loss, and earnings and loss per share, determined as if the Company had accounted for its employee stock options under the fair value method of those Statements, for the three and six months ended March 31, 2004 and 2003 were as follows:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$380,160	$(9,277)	$740,253	$(1,146,619)
Stock-based compensation determined under fair value based method for all awards	(51,993)	(49,661)	(103,985)	(103,298)

Adjusted net income (loss), assuming fair value method for all stock-based awards	$328,167	$(58,938)	$636,268	$(1,249,917)

Basic earnings (loss) per share, as reported	$0.06	$(0.00)	$0.12	$(0.19)
Diluted earnings (loss) per share, as reported	0.06	(0.00)	0.12	(0.19)
Basic earnings (loss) per share, pro forma	0.05	(0.01)	0.10	(0.20)
Diluted earnings (loss) per share, pro forma	0.05	(0.01)	0.10	(0.20)

NOTE E – Senior Credit Facilities and Convertible Subordinated Debt

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

The subordinated debt financing consisted of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes are immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes were converted at that conversion price. The Convertible Notes are junior to the senior credit facilities described below, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest is determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense is recorded quarterly based on the fair value of the common shares issued. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes are exercisable anytime after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $562,000. Furthermore, the Convertible Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $853,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature were recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million will be amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.

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

The Company’s senior debt financing had both a U.S. and Canadian component. The credit facility for the Company consisted of a secured three-year term loan of $144,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The related senior loan to the Company’s Canadian subsidiary consisted of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million, of which the Company and its Canadian subsidiary used about $8.1 million at the closing. These proceeds and proceeds from the issuance of the Convertible Notes were used to pay off all indebtedness to the prior lender and to pay expenses related to the new senior and subordinated debt.

Availability under the senior credit facilities is based primarily on the Company’s accounts receivable and inventory levels, but also on compliance with certain covenants, one of which is a tangible net worth covenant requiring improved tangible net worth at specific measurement dates. The Company believes that the tangible net worth covenant is the most restrictive covenant due to its reliance on the improvement in the Company’s net income over the course of the fiscal year. It is the Company’s intent to meet this and all the covenants of the agreements, and the Company monitors prospective compliance with the bank covenants. If the Company determined that revenue shortfalls or other operating results indicate it may not meet the tangible net worth covenant or any other covenant, the Company will initiate expense reduction plans to achieve compliance with the covenants. The Company has developed specific plans to reduce certain expenses in the event of covenant non-compliance, and the plans include, but may not be limited to, reductions in research and development costs and personnel costs. The Company believes that its plans to reduce expenses, if required to do so, will be sufficient in order to meet the covenants at all scheduled measurement dates through September 30, 2004. As of March 31, 2004, the Company is in compliance will all the covenants of the credit agreements.

As of March 31, 2004, indebtedness under the bank credit facilities was $7.4 million, outstanding at an estimated average annual interest rate of 4.5%. The weighted average interest rate on all of the Company's debt is approximately 9.0% which gives effect to the bank credit facilities and the $3.0 million in 7% Convertible Notes. The interest expense on all debt includes both the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company Common Stock issued at the average market price of the stock over the interest period.

Note F – Restructuring Initiatives

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The Company’s business is the design, manufacture, sale and servicing of advanced digital print production equipment based on its patented electron beam imaging (EBI) technology. The Company’s digital printing equipment includes both: (i) “cut-sheet” or “sheet-fed” printers and presses (the state-of-the art Imaggia II system and the Checktronic legacy system) that use pre-cut sheets of paper or base stock, and (ii) “roll-fed” or “web” equipment (the CR Series and RS Series) where the paper input is on rolls. The Company’s EBI technology allows extremely high speed production at high print quality.

The Company’s business has improved in fiscal 2004 with two profitable quarters. For the second quarter of fiscal 2004 (the three months ended March 31, 2004) compared with the same quarter in fiscal 2003, total revenues were up 3%. The number of CR Series presses in the installed base increased from eight systems at the end of fiscal 2003 to 13 systems as of March 31, 2004, with three systems sold in the second quarter, indicative of growing acceptance of the Company’s roll-fed products. The Company continues to pursue opportunities to capitalize on its EBI technology through direct sales and OEM channels.

Critical Accounting Policies

Management’s Discussion and Analysis of Results of Operations and Financial Condition discusses the Condensed Consolidated Financial Statements of the Company, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to inventory, income taxes, revenue recognition and restructuring initiatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements.

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

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. The Company has fully reserved its net deferred tax assets, totaling $2.7 million and $3.0 million as of March 31, 2004 and September 30, 2003, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years, and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

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

Restructuring Initiatives

In April 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. As of December 31, 2003, the Company’s restructuring initiatives had been completed. See Note F to the Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Sales:
Maintenance, spares and supplies	83.8%	85.3%	84.5%	82.1%
Printing equipment	16.2	14.7	15.5	17.9

NET SALES	100.0	100.0	100.0	100.0

Costs and Expenses:
Cost of sales	41.7	44.4	44.4	47.6
Selling, general and administrative	45.6	44.7	42.4	42.3
Research and development	8.2	8.4	8.5	7.8
Restructuring costs	0.0	0.0	0.0	4.0

	95.5	97.5	95.3	101.7

INCOME (LOSS) FROM SYSTEM SALES AND SERVICE	4.5	2.5	4.7	(1.7)

Net interest expense	1.4	1.6	1.4	1.5
Net realized exchange (gain) loss	(0.3)	0.2	0.0	0.0
Net unrealized exchange loss	0.3	0.8	0.2	0.7

INCOME (LOSS) BEFORE INCOME TAXES	3.1	(0.1)	3.1	(3.9)

Income tax expense	0.5	0.0	0.5	0.0

NET INCOME (LOSS)	2.6%	(0.1)%	2.6%	(3.9)%

Net Sales. The Company’s net sales consist of revenues from: (i) maintenance contracts, spare parts, supplies and consumable items, and (ii) sales of printing systems and related equipment. For the three-month period ended March 31, 2004 (second quarter of fiscal 2004), net sales were $14.7 million, up 3% from $14.2 million for the three-month period ended March 31, 2003 (second quarter of fiscal 2003). For the six months ended March 31, 2004, net sales were $28.9 million, down 3% from $29.7 million for the same period a year ago.

Revenues from maintenance contracts, spare parts, supplies and consumable items were flat for the three and six months ended March 31, 2004 compared with the same periods in fiscal 2003, with revenues of $12.3 million and $12.1 million for the second quarter of fiscal 2004 and fiscal 2003, respectively, and $24.4 million for each of the six-month periods ended March 31, 2004 and 2003. The Company expects revenues from maintenance contracts, spare parts, supplies and consumable items to continue throughout fiscal 2004 at levels slightly higher than in fiscal 2003 as a result of adding several roll-fed units to the installed base.

The Company’s printing systems primarily consist of the Imaggia, the CR Series, the RS Series, the Checktronic and the Foliotronic product lines. The Imaggia is the Company’s cut-sheet simplex digital press. The CR Series and RS Series products are the Company’s roll-fed duplex digital presses. The Checktronic and Foliotronic are the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications.

Revenues from the sale of printing equipment were $2.4 million for the second quarter of fiscal 2004, up 13% from $2.1 million for the second quarter of fiscal 2003. For the first six months of fiscal 2004, revenues from the sale of printing equipment were $4.5 million, down 15% from printing equipment revenues for the same period in fiscal 2003 of $5.3 million.

The increase in revenues from printing equipment for the second quarter of fiscal 2004, compared with the second quarter of fiscal 2003, was due to significantly higher sales of the roll-fed products. For the six months ended March 31, 2004, compared with the six months ended March 31, 2003, significantly higher sales of roll-fed products were more than offset by significantly lower legacy product and Imaggia sales.

Gross Margin. The Company’s gross margin percentage for the second quarter of fiscal 2004 was 58%, compared with 56% for the second quarter of fiscal 2003. For the fiscal-year-to-date periods, the gross margin percentages were 56% and 52%, respectively, for fiscal 2004 and fiscal 2003. The gross margins for the three- and six-month periods ended March 31, 2004 and March 31, 2003 were positively affected by the sale of inventory acquired in the December 2001 Canadian acquisition at values in excess of those originally assigned in the final purchase accounting for the acquisition. As cited above under Critical Accounting Policies — Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. The sale of acquired inventory favorably affected margins in fiscal 2003 more than in fiscal 2004. However, cost of sales for the three and six months ended March 31, 2003 were unfavorably affected by the costs associated with consolidating the Company’s manufacturing operation in Canada and discontinuing those functions in the Minnetonka facility. The higher margins in the fiscal 2004 periods were achieved more from improved pricing and cost reduction efforts than from the sale of acquired inventory. In general, the Company anticipates that its gross margin percentage in fiscal 2004 as a whole will be approximately the same as in fiscal 2003, as the Company expects full-year fiscal 2004 revenues to be derived from a higher proportion of printing equipment revenues at lower margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter increased 6%, from $6.3 million in fiscal 2003, to $6.7 million in fiscal 2004, and as a percentage of net sales were 45% and 46%, respectively. The increase was primarily due to accounting, legal and consulting costs associated with the refinance of the Company’s debt and the filing of our amended Form 10-K, but also reflected increases in health insurance premiums, unemployment taxes and other operating expenses. For the first six months of fiscal 2004, selling, general and administrative expenses of $12.3 million were 2% lower than for the first six months of fiscal 2003 when selling, general and administrative expenses were $12.6 million. This decrease was primarily due to the effects of the restructuring initiatives and cost control measures, partially offset by higher selling, general and administrative expenses in the second quarter of fiscal 2004.

Research and Development Expenses. Research and development expenses for the second quarters of fiscal 2004 and fiscal 2003 were flat at $1.2 million and 8% of net sales in both quarters. For the first half of fiscal 2004, research and development expenses were $2.5 million, up 6% from $2.3 million for the first half of fiscal 2003, or 9% and 8% of net sales, respectively. These expenses for the six months ended March 31, 2004, compared with the same period in 2003 were higher as a result of project costs for product speed and print quality improvements, partially offset by cost savings from the restructuring initiatives.

Net Interest Expense. Net interest expenses for the three months ended March 31, 2004 and 2003 were $192,000 and $220,000, respectively. For the first six months of fiscal 2004, net interest expense was $387,000, compared with $436,000 for the same period in fiscal 2003. The decrease in net interest expense between periods was primarily due to the lower average debt levels of the Company in the first half of fiscal 2004 compared with the first half of fiscal 2003.

Foreign Exchange Gains and Losses. The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange gain or loss for the three and six months ended March 31, 2004 was a gain of $2,000 for the quarter and a loss of $75,000 for the first six months of fiscal 2004. For the three and six months ended March 31, 2003, net transactional exchange losses were $150,000 and $210,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in the Company’s equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. The Company anticipates that it will continue to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the magnitude of the gains and losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For the three and six months ended March 31, 2004, income tax expenses of $76,000 and $151,000, respectively, were recognized based on projected profitable European operations for the fiscal year. For the first half of fiscal 2003, no income tax benefit was recognized on the loss before income taxes. As of March 31, 2004 and September 30, 2003 the Company had fully reserved deferred tax assets of $2.7 million and $3.0 million, respectively, arising primarily from net operating loss carryforwards. The deferred tax assets have been reserved recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable.

Earnings or Loss per Share. For the second quarter of fiscal 2004, the Company’s basic and diluted earnings per share were $0.06, compared with basic and diluted loss per share of zero cents per share for the second quarter of fiscal 2003. The increase in earnings between periods was primarily attributable to higher equipment sales and margins. For the first six months of fiscal 2004, basic and diluted earnings per share were $0.12, compared with basic and diluted loss per share of $0.19 for the first half of fiscal 2003. The increase in earnings per share between periods was primarily due to higher margins in the first half of fiscal 2004 compared with the first half of fiscal 2003, and lower expenses as a charge of $1.2 million for the North American restructuring initiative was recognized in the first quarter of fiscal 2003.

Restructuring Initiatives. On April 23, 2002, the Company effected a workforce reduction, eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, estimated at approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141 and included in accrued expenses in the consolidated balance sheets This initiative was completed by September 30, 2003 at approximately the original cost estimate. By taking this action, the Company estimated resulting annual operating expense reductions of approximately $1.3 million without affecting its ability to fulfill current or future orders.

On December 4, 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. The Company expected to incur approximately $1.2 million in restructuring expenses over the course of the consolidation, but paid out the last of the benefits payable for the restructuring in the first quarter of fiscal 2004, completing the restructuring at the slightly lower cost of $1.1 million. By taking this action, the Company estimated resulting annual operating expense reductions of $1.6 million while improving the Company’s ability to provide customer service and fulfill current and future orders.

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

The Company’s net investment in its foreign subsidiaries was $7.9 million and $7.2 million at March 31, 2004 and September 30, 2003, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter ended March 31, 2004. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first six months of fiscal 2004, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future, although strategies to reduce the magnitude of the Company’s foreign exchange gains and losses will be reviewed and implemented whenever economical and practical.

Interest Rate Risk

Substantially all of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in the three-month periods ended March 31, 2004 and 2003 of approximately $33,000, and for the six-month periods then ended of $70,000 and $65,000, respectively.

Interest on the convertible notes is determined by dividing the monetary value of the accrued interest at a fixed 7% rate by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense on the convertible notes is recorded quarterly based on the fair value of the common shares issued measured as the average closing price of the common stock over the period multiplied times the number of common shares issued. Accordingly, interest expense on the convertible notes may fluctuate from quarter to quarter but is not subject to interest rate risk.

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

The Company has two significant customers that accounted for 20% and 19% of net sales in the second quarter of fiscal 2004 and 8% and 21% of net sales in the second quarter of fiscal 2003. For the six-month periods ended March 31, 2004, net sales from these customers were 19% and 18%, respectively of net sales and 8% and 19% of net sales for the six months ended March 31, 2003. The Company anticipates, but cannot assure, that these customers will continue to be significant throughout fiscal 2004. However, the loss of, or significant decrease in sales to, either of these customers could have a material adverse effect on the Company.

The Company is dependent on its credit facilities to fund its operations. The Company’s ability to maintain working capital depends on its compliance with the credit agreements. The Company’s credit facilities are discussed below under the heading “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Working capital was $22.3 million at March 31, 2004, compared with $11.4 million at September 30, 2003. This increase in working capital was primarily the result of the refinance of the Company’s debt, whereby $13.9 million of current debt as of September 30, 2003 was refinanced over three to four years. Accounts receivable were down slightly from $11.0 million at September 30, 2003, to $10.6 million at March 31, 2004. Inventory increased from $17.9 million at September 30, 2003, to $19.3 million at March 31, 2004, with increases in all inventory categories due to replenishment of printing equipment and other inventory. In addition, finished goods inventory was up due to an additional demonstration unit in the field. Accounts payable and accrued expenses increased $2.1 million from $6.8 million at September 30, 2003, to $8.9 million at March 31, 2004. The increase was primarily due to increased inventory purchases and timing of payments.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at March 31, 2004, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

On February 5, 2004, the Company refinanced its debt by: (i) issuing at par $3.0 million of 7% convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company. (See Note E to the Condensed Consolidated Financial Statements for details.) The Company believes that its current financial arrangements and anticipated level of internally generated funds will be sufficient to fund its working capital requirements throughout fiscal 2004.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     The Company’s Chairman and Chief Executive Officer, Jay A. Herman, and Controller, Karen M. Caughey, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls.

     There were no significant changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

On February 5, 2004 the Company issued to a single accredited investor: (i) $3.0 million in 7% convertible subordinated notes that are convertible into shares of Company Common Stock at an initial conversion price of $3.20 per share, and (ii) warrants to purchase an additional 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (subject to certain adjustments). The total consideration paid to the Company for the Convertible Notes and warrants was $3.0 million in cash. No underwriting discounts or commissions were paid.

The Convertible Notes provide for payment of 7% interest in the form of shares of Company Common Stock on the first business day of each calendar quarter. Accordingly, no shares were issued in payment of interest during the period ended March 31, 2004, but 10,068 shares of Company Common Stock were issued on April 1, 2004 in payment of $44,000 of accrued interest. The number of shares was computed as provided in the Convertible Notes on the basis of the initial conversion price of $3.20 per share. The Convertible Notes and accompanying warrants issued on February 5, and the shares issued on April 1, were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on March 18, 2004. At the Annual Meeting, the shareholders re-elected R. Stephen Armstrong and Gary R. Holland to serve through the 2007 Annual meeting. Mr. Armstrong’s re-election was by a vote of 5,547,379 shares in favor, 200,786 shares withholding authority and a broker non-vote of zero shares. Mr. Holland’s re-election was by a vote of 5,677,349 shares in favor, 70,816 shares withholding authority and a broker non-vote of zero shares. Shareholders also approved the selection of Ernst & Young LLP as the Company’s independent public auditors for fiscal 2004 by a vote of 5,729,232 shares in favor, 18,333 shares against, 600 shares abstaining and a broker non-vote of zero shares.

Item 5. Other Information

Effective March 25, 2004, Robert Barniskis resigned as the Company’s Chief Financial Officer to take a position with another company. The Company is conducting a search for a new Chief Financial Officer, and in the interim, the Company’s Chief Executive Officer and Controller are performing the functions typically performed by the Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(b) The following reports on Form 8-K were filed during the three months ended March 31, 2004:

February 5, 2004 – Form 8-K: Item 5. Other Events and Reg FD Disclosure – Delphax Technologies Inc. refinanced its indebtedness to it prior lender by: (i) issuing at par $3 million of convertible subordinated notes that were accompanied by Warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between the Company and a new senior lender and between the Company’s Canadian subsidiary and a Canadian affiliate of the new lender to the Company.

February 17, 2004 – Form 8-K: Item 12. Disclosure of Results of Operations and Financial Condition – Earnings release issued February 17, 2004 for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date May 11, 2004	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer

Date May 11, 2004	/s/ Karen M. Caughey

Karen M. Caughey
Controller