Form 10-Q
period 2004-06-30
DELPHAX TECHNOLOGIES INC
filed 2004-08-16
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2004

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

As of August 9, 2004, there were 6,271,047 shares outstanding of Common Stock.

INDEX

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed consolidated balance sheets — June 30, 2004 and September 30, 2003
Condensed consolidated statements of operations — Three and nine months ended June 30, 2004 and 2003
Condensed consolidated statements of cash flows — Nine months ended June 30, 2004 and 2003
Notes to condensed consolidated financial statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 2. Recent Sales of Unregistered Securities
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,441,476	$2,669,763
Short-term investments	—	41,608
Accounts receivable, less allowance for doubtful accounts of $803,914 and $737,018 as of June 30, 2004 and September 30, 2003, respectively	9,762,556	11,037,583
Current portion of notes receivable from customers	8,675	105,377
Inventory:
Raw materials and component parts	12,050,224	11,321,554
Work-in-progress	967,176	1,057,264
Finished goods	7,886,784	5,479,882

	20,904,184	17,858,700

Other current assets	2,179,800	1,283,604

TOTAL CURRENT ASSETS	34,296,691	32,996,635

Long-term portion of notes receivable from customers	41,239	614,408
EQUIPMENT AND FIXTURES
Machinery and equipment	4,605,854	4,569,678
Furniture and fixtures	4,147,993	3,748,663
Leasehold improvements	2,356,582	2,342,682

	11,110,429	10,661,023
Less accumulated depreciation and amortization	8,397,863	7,199,818

	2,712,566	3,461,205

TOTAL ASSETS	$37,050,496	$37,072,248

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,254,286	$3,422,082
Accrued expenses	3,771,481	3,356,644
Income taxes payable	148,552	375,444
Current portion of bank credit facility	2,361,959	13,900,000
Current portion of capital leases	17,026	44,289
Deferred revenue	584,270	505,480

TOTAL CURRENT LIABILITIES	12,137,574	21,603,939
Long-term portion of bank credit facilities and subordinated convertible debt	7,704,316	—
Long-term portion of deferred revenues	—	614,408
Long-term portion of capital leases	20,308	33,566

TOTAL LIABILITIES	19,862,198	22,251,913

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000,000 shares; issued and outstanding: 6,250,641 and 6,214,873 as of June 30, 2004 and September 30, 2003, respectively	625,064	621,487
Additional paid-in capital	18,687,424	17,151,389
Accumulated other comprehensive loss	(632,807)	(1,172,165)
Accumulated deficit	(1,491,383)	(1,780,376)

TOTAL SHAREHOLDERS’ EQUITY	17,188,298	14,820,335

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,050,496	$37,072,248

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales:
Maintenance, spares and supplies	$11,981,323	$12,243,799	$36,401,332	$36,637,123
Printing equipment	600,013	2,560,897	5,096,414	7,873,071

NET SALES	12,581,336	14,804,696	41,497,746	44,510,194
Costs and Expenses:
Cost of sales	5,275,384	7,106,386	18,106,119	21,247,471
Selling, general and administrative	6,324,163	6,274,385	18,595,508	18,838,300
Research and development	1,228,368	1,223,025	3,689,338	3,538,965
Restructuring costs	—	—	—	1,185,000

	12,827,915	14,603,796	40,390,965	44,809,736

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(246,579)	200,900	1,106,781	(299,542)
Net interest expense	235,743	145,467	623,075	581,215
Net realized exchange (gain) loss	(70,245)	154,244	(57,042)	163,318
Net unrealized exchange loss	20,183	5,880	81,755	207,235

(LOSS) INCOME BEFORE INCOME TAXES	(432,260)	(104,691)	458,993	(1,251,310)
Income tax expense	19,000	—	170,000	—

NET (LOSS) INCOME	$(451,260)	$(104,691)	$288,993	$(1,251,310)

Basic and diluted (loss) earnings per common share:	$(0.07)	$(0.02)	$0.05	$(0.20)
Weighted average number of shares outstanding during the period:
Basic	6,250,226	6,190,765	6,227,268	6,180,854
Diluted	6,250,226	6,190,765	6,361,222	6,180,854

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$288,993	$(1,251,310)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,022,011	1,376,050
Loss on disposal of equipment and fixtures	137,250	—
Non-cash interest on 7% convertible subordinated notes	259,349	—
Other	55,724	74,192
Changes in operating assets and liabilities:
Accounts receivable, net	1,504,571	(1,567,214)
Inventory	(2,797,298)	2,882,636
Other current assets	(861,555)	(703,399)
Notes receivable from customers	669,870	(105,377)
Accounts payable and accrued expenses	1,895,266	648,204
Deferred revenue	(538,272)	563,113

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,635,909	1,916,895
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(406,173)	(472,447)
Sale of short-term investments	43,742	—

NET CASH USED IN INVESTING ACTIVITIES	(362,431)	(472,447)
FINANCING ACTIVITIES
Issuance of 7% convertible subordinated notes	3,000,000	—
Issuance of common stock	79,199	112,968
Repayment on bank credit facilities, net	(5,615,363)	(2,130,000)
Principal payments on capital lease obligations	(40,522)	(24,337)

NET CASH USED IN FINANCING ACTIVITIES	(2,576,686)	(2,041,369)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	74,921	77,410

DECREASE IN CASH AND CASH EQUIVALENTS	(1,228,287)	(519,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,669,763	1,717,973

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,441,476	$1,198,462

See notes to condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — Basis of Presentation

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

Reclassifications have been made in the prior year to conform to classifications in the current year.

NOTE B — Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	For the Three Months Ended				For the Nine Months Ended
	June 30,				June 30,
	2004		2003		2004		2003
Numerator:
Numerator for basic earnings per share,
Net (loss) income	$(451,260)		$(104,691)		$288,993		$(1,251,310)

Dilutive potential (loss) income Convertible debt interest expense	—	a	—		—	a	—

Numerator for diluted (loss) earnings per share	$(451,260)		$(104,691)		$288,993		$(1,251,310)

Denominator:
Denominator for basic earnings per share, weighted average shares	6,250,226		6,190,765		6,227,268		6,180,854
Dilutive potential common shares:
Employee stock options	—		—		89,392		—
Warrants	—		—		44,562		—
Convertible debt	—		—		—	a	—

	—	a	—	a	133,954		—	a
Denominator for diluted (loss) earnings per share	6,250,226		6,190,765		6,361,222		6,180,854

(Loss) earnings per common share	$(0.07)		$(0.02)		$0.05		$(0.20)
(Loss) earnings per common share, assuming dilution	$(0.07)		$(0.02)		$0.05		$(0.20)

a – Excluded because the impact would be antidilutive.

NOTE C — Comprehensive Income

The components of comprehensive loss and income, net of related tax, for the three and nine months ended June 30, 2004 and 2003 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net (loss) income	$(451,260)	$(104,691)	$288,993	$(1,251,310)
Foreign currency translation adjustment	2,895	510,189	539,358	712,291

Comprehensive (loss) income	$(448,365)	$405,498	$828,351	$(539,019)

NOTE D — Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). Pro forma net loss and income, and loss and earnings per share, determined as if the Company had accounted for its employee stock options under the fair value method of those Statements, for the three and nine months ended June 30, 2004 and 2003 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(451,260)	$(104,691)	$288,993	$(1,251,310)
Stock-based compensation determined under fair value based method for all awards	(46,552)	(23,725)	(150,537)	(127,023)

Adjusted net (loss) income, assuming fair value method for all stock-based awards	$(497,812)	$(128,416)	$138,456	$(1,378,333)

Basic (loss) earnings per share, as reported	$(0.07)	$(0.02)	$0.05	$(0.20)
Diluted (loss) earnings per share, as reported	(0.07)	(0.02)	0.05	(0.20)
Basic (loss) earnings per share, pro forma	(0.08)	(0.02)	0.02	(0.22)
Diluted (loss) earnings per share, pro forma	(0.08)	(0.02)	0.02	(0.22)

NOTE E — Senior Credit Facilities and Convertible Subordinated Debt

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

The Company’s senior debt financing had both a U.S. and Canadian component. The credit facility for the Company consisted of a secured three-year term loan of $114,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The related senior loan to the Company’s Canadian subsidiary consisted of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million, of which the Company and its Canadian subsidiary used about $8.1 million at the closing. These proceeds and proceeds from the issuance of the Convertible Notes were used to pay off all indebtedness to the prior lender and to pay expenses related to the new senior and subordinated debt.

Availability under the senior credit facilities is based primarily on the Company’s accounts receivable and inventory levels, but also on compliance with certain covenants, one of which is a tangible net worth covenant requiring improved tangible net worth at specific measurement dates. The Company believes that the tangible net worth covenant is the most restrictive covenant due to its reliance on the improvement in the Company’s net income over the course of the fiscal year. It is the Company’s intent to meet this and all the covenants of the agreements, and the Company monitors prospective compliance with the bank covenants. If the Company determined that revenue shortfalls or other operating results indicate it may not meet the tangible net worth covenant or any other covenant, the Company will initiate expense reduction plans to achieve compliance with the covenants. The Company has developed specific plans to reduce certain expenses in the event of covenant non-compliance, and the plans include, but may not be limited to, reductions in research and development costs and personnel costs. The Company believes that its plans to reduce expenses, if required to do so, will be sufficient in order to meet the covenants at all scheduled measurement dates through September 30, 2004. As of June 30, 2004, the Company is in compliance with all the covenants of the credit agreements.

As of June 30, 2004, indebtedness under the bank credit facilities was $8.1 million, outstanding at an estimated average annual interest rate of 4.3%. The weighted average interest rate on all of the Company’s debt was approximately 9% which gives effect to the bank credit facilities and the $3.0 million of 7% Convertible Notes. The interest expense on all debt includes both the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued at the average market price of the stock over the interest period.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The Company’s business is the design, manufacture, sale and servicing of advanced digital print production equipment based on its patented electron beam imaging (EBI) technology. The Company’s digital printing equipment includes both: (i) “roll-fed” or “web” equipment (the CR Series and RS Series) where the paper input is on rolls, and (ii) “cut-sheet” or “sheet-fed” printers and presses (the state-of-the art Imaggia II system and the Checktronic legacy system) that use pre-cut sheets of paper or base stock. The Company’s EBI technology allows extremely high speed production at high print quality.

The Company’s business has improved in fiscal 2004 compared with fiscal 2003. Although the Company was not profitable in the third quarter of fiscal 2004 (the three months ended June 30, 2004), it was profitable for the first nine months of the fiscal year. The third quarter loss was primarily driven by lower equipment sales, down by approximately 75% from equipment sales for each of the first and second quarters of the fiscal year. The Company attributes weak third quarter equipment sales to postponed purchase decisions, due in part to the Company’s introduction of its new CR2000 digital press at the Drupa 2004 trade show in Germany in May of this year. The CR2000 runs 50% faster than the CR1300 model, with superior print quality, and will be available for sale in the latter part of fourth quarter, fiscal 2004. Although the Company’s CR1300 and CR900 are fully field upgradeable to a CR2000, with respect to both speed and print quality, the Company believes that prospects deferred their purchase decisions until the new model is available.

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

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. The Company has fully reserved its net deferred tax assets, totaling $2.9 million and $3.0 million as of June 30, 2004 and September 30, 2003, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years, and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales:
Maintenance, spares and supplies	95.2%	82.7%	87.7%	82.3%
Printing equipment	4.8	17.3	12.3	17.7

NET SALES	100.0	100.0	100.0	100.0
Costs and Expenses:
Cost of sales	41.9	48.0	43.6	47.7
Selling, general and administrative	50.3	42.3	44.8	42.3
Research and development	9.8	8.3	8.9	8.0
Restructuring costs	0.0	0.0	0.0	2.7

	102.0	98.6	97.3	100.7

(LOSS) INCOME FROM SYSTEM SALES AND SERVICE	(2.0)	1.4	2.7	(0.7)
Net interest expense	1.8	1.0	1.5	1.2
Net realized exchange (gain) loss	(0.6)	1.1	(0.1)	0.4
Net unrealized exchange loss	0.2	0.0	0.2	0.5

(LOSS) INCOME BEFORE INCOME TAXES	(3.4)	(0.7)	1.1	(2.8)
Income tax expense	0.2	0.0	0.4	0.0

NET (LOSS) INCOME	(3.6)%	(0.7)%	0.7%	(2.8)%

Net Sales. The Company’s net sales consist of revenues from: (i) maintenance contracts, spare parts, supplies and consumable items, and (ii) sales of printing systems and related equipment. For the three-month period ended June 30, 2004 (third quarter of fiscal 2004), net sales were $12.6 million, down 15% from $14.8 million for the three-month period ended June 30, 2003 (third quarter of fiscal 2003). For the nine months ended June 30, 2004, net sales were $41.5 million, down 7% from $44.5 million for the same period a year ago. The reduction in net sales for both the three- and nine-month periods was primarily due to lower sales of printing equipment in the third fiscal quarter.

Revenues from maintenance contracts, spare parts, supplies and consumable items were $12.0 million for the third quarter of fiscal 2004, compared with $12.2 million for the same quarter in fiscal 2003, down 2%. For the nine months ended June 30, 2004, revenues from maintenance contracts, spare parts, supplies and consumable items were $36.4 million, down 1% from $36.6 million for the year earlier period. Quarterly revenues from maintenance contracts, spare parts, supplies and consumable items for fiscal 2004 have ranged between $12.3 million and $12.0 million. The Company does not anticipate that fourth quarter revenues from maintenance contracts, spare parts, supplies and consumable will diverge significantly from previous levels.

The Company’s printing systems primarily consist of the CR Series, the RS Series, the Imaggia, the Checktronic and the Foliotronic product lines. The CR Series and RS Series products are the Company’s roll-fed duplex digital presses. The Imaggia is the Company’s cut-sheet simplex digital press. The Checktronic and Foliotronic are the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in

Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications.

Revenues from the sale of printing equipment were $600,000 for the third quarter of fiscal 2004, down 77% from $2.6 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, revenues from the sale of printing equipment were $5.1 million, down 35% from printing equipment revenues of $7.9 million for the same period in fiscal 2003. The decrease in revenues from printing equipment for the third quarter of fiscal 2004, compared with the third quarter of fiscal 2003, was due to lower sales of all products. For the nine months ended June 30, 2004, compared with the nine months ended June 30, 2003, significantly lower sales of legacy products and Imaggia, were partially offset by higher sales of roll-fed products.

Gross Margin. The Company’s gross margin percentages for the three and nine months ended June 30, 2004 were 58% and 56%, respectively, compared with 52% for the three and nine months ended June 30, 2003. The gross margins for the three- and nine-month periods ended June 30, 2004 were higher than for the year earlier periods primarily due to lower sales of printing equipment. In addition, margins for the three and nine months ended June 30, 2003 were negatively affected by costs associated with discontinuing the manufacturing operation in Minnetonka and consolidation of the manufacturing functions in Mississauga. Partially offsetting these shutdown costs, the Company sold certain inventory acquired in the December 2001 Canadian acquisition at values in excess of those originally assigned in the final purchase accounting for the acquisition. As noted above under Critical Accounting Policies — Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. The sale of acquired inventory also favorably affected margins in fiscal 2004, but to a much lesser extent than in fiscal 2003. The higher margins in the fiscal 2004 periods were achieved more from improved pricing and cost reduction efforts than from the sale of acquired inventory. In general, the Company anticipates that its gross margin percentage for fiscal 2004 as a whole will be higher than in fiscal 2003 but lower than for the nine months ended June 30, 2004, as the Company expects fourth quarter fiscal 2004 revenues to be derived from a higher proportion of printing equipment revenues at lower margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the third quarter were $6.3 million in fiscal 2004 and fiscal 2003, and as a percentage of net sales were 50% and 42%, respectively. For the first nine months of fiscal 2004, selling, general and administrative expenses of $18.6 million were 1% lower than for the first nine months of fiscal 2003 when selling, general and administrative expenses were $18.8 million. This decrease was primarily due to the effects of the restructuring initiatives and cost control measures, partially offset by higher selling, general and administrative expenses in the second quarter of fiscal 2004 as a result of costs incurred to refinance the Company’s debt.

Research and Development Expenses. Research and development expenses for the third quarters of fiscal 2004 and fiscal 2003 were flat at $1.2 million, 10% and 8% of net sales for the quarters, respectively. For the first nine months of fiscal 2004, research and development expenses were $3.7 million, up slightly from $3.5 million for the first nine months of fiscal 2003, 9% and 8% of net sales, respectively. These expenses for the nine months ended June 30, 2004, compared with the same period in 2003, though only slightly higher were the result of project costs for product speed and print quality improvements, partially offset by cost savings from the restructuring initiatives.

Net Interest Expense. Net interest expenses for the three months ended June 30, 2004 and 2003 were $236,000 and $145,000, respectively. For the first nine months of fiscal 2004, net interest expense was $623,000, compared with $581,000 for the same period in fiscal 2003. The increase during both the three- and nine-month periods was primarily due to non-cash interest expense related to the Convertible Notes issued by the Company in February 2004, which was partially offset by lower average levels of bank debt in the fiscal 2004 periods compared with the fiscal 2003 periods.

Foreign Exchange Gains and Losses. The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange gain or loss for the three and nine months ended June 30, 2004 was a gain of $50,000 for the quarter and a loss of $25,000 for the first nine months of fiscal 2004. For the three and nine months ended June 30, 2003, net transactional exchange losses were $160,000 and $371,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in the Company’s equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Company’s Canadian subsidiary is the U.S. dollar. The Company anticipates that it will continue to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the magnitude of the gains and losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For the three and nine months ended June 30, 2004, income tax expenses of $19,000 and $170,000, respectively, were recognized based on projected profitable European operations for the fiscal year. For the first nine months of fiscal 2003, no income tax benefit was recognized on the loss before income taxes. As of June 30, 2004 and September 30, 2003 the Company had fully reserved deferred tax assets of $2.9 million and $3.0 million, respectively, arising primarily from net operating loss carryforwards. The deferred tax assets have been reserved because the Company has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable.

Loss or Earnings per Share. For the third quarter of fiscal 2004, the Company’s basic and diluted loss per share was $0.07, compared with basic and diluted loss per share of $0.02 per share for the third quarter of fiscal 2003. The decrease in earnings between periods was primarily attributable to lower equipment sales. For the first nine months of fiscal 2004, basic and diluted earnings per share were $0.05, compared with basic and diluted loss per share of $0.20 for the first nine months of fiscal 2003. The increase in earnings per share between periods was primarily due to higher gross margins in the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003, and lower expenses in fiscal 2004 because a $1.2 million charge for the North American restructuring initiative was recognized in the first quarter of fiscal 2003.

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

The Company’s net investment in its foreign subsidiaries was $7.9 million and $7.2 million at June 30, 2004 and September 30, 2003, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter ended June 30, 2004. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first nine months of fiscal 2004 and fiscal 2003, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future, although strategies to reduce the magnitude of the Company’s foreign exchange gains and losses will be reviewed and implemented whenever economical and practical.

Interest Rate Risk

Substantially all of the Company’s bank debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense for the three-month periods ended June 30, 2004 and 2003 of approximately $19,000 and $33,000, respectively, and for the nine-month periods then ended of approximately $76,000 and $103,000, respectively.

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

The Company has two significant customers that accounted for 23% and 21% of net sales in the third quarter of fiscal 2004 and 17% and 26% of net sales in the third quarter of fiscal 2003. For the nine-month period ended June 30, 2004, net sales from these customers were 20% and 19% of net sales, and 11% and 21% of net sales for the nine months ended June 30, 2003. The Company anticipates, but cannot assure, that these customers will continue to be significant in the fourth quarter of fiscal 2004 and beyond. However, the loss of, or significant decrease in sales to, either of these customers could have a material adverse effect on the Company.

The Company is dependent on its credit facilities to fund its operations. The Company’s ability to maintain working capital depends on its compliance with the credit agreements. The Company’s credit facilities are discussed below under the heading “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Working capital was $22.2 million at June 30, 2004, compared with $11.4 million at September 30, 2003. This increase in working capital was primarily the result of refinancing the Company’s debt, whereby $13.9 million of current debt as of September 30, 2003 was refinanced over three to four years. Accounts receivable were down from $11.0 million at September 30, 2003, to $9.8 million at June 30, 2004, primarily due to lower sales in the third quarter of fiscal 2004 than in the fourth quarter of fiscal 2003. Inventory increased from $17.9 million at September

30, 2003, to $20.9 million at June 30, 2004, due to replenishment of printing equipment and other inventory. A long-term note receivable from a customer of approximately $650,000 was foreclosed during the third quarter of fiscal 2004 resulting in notes receivable from customers and deferred revenue lower at June 30, 2004 compared with September 30, 2003 Accounts payable and accrued expenses increased $2.2 million from $6.8 million at September 30, 2003, to $9.0 million at June 30, 2004. The increase was primarily due to increased inventory purchases and timing of payments.

The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at June 30, 2004, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     The Company’s Chairman and Chief Executive Officer, Jay A. Herman, and Vice President and Chief Financial Officer, Jeffrey S. Mathiesen, have reviewed the Company’s disclosure controls and procedures at the end of the quarter. Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

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

PART II. OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

On April 1, 2004, the Company issued 10,068 shares of Company Common Stock in payment of $44,000 of accrued interest as of March 31, 2004 on the Company’s Convertible Notes. As of June 30, 2004, interest of $81,000 on the Convertible Notes was accrued related to the 16,406 shares issued on July 1, 2004. The Convertible Notes provide for 7% interest in the form of shares of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The Convertible Notes and accompanying warrants issued on February 5, and the shares issued on April 1 and July 1, were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 5. Other Information

Effective March 25, 2004, Robert Barniskis resigned as the Company’s Chief Financial Officer to take a position with another company. Throughout the quarter ended June 30, 2004, the Company’s Chief Executive Officer and Controller performed the functions typically performed by the Chief Financial Officer. Effective July 12, 2004, Jeffrey Mathiesen joined the Company as Vice President and Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(b) The following report on Form 8-K was filed during the three months ended June 30, 2004:

     May 5, 2004 — Form 8-K: Item 12. Disclosure of Results of Operations and Financial Condition — Earnings release issued May 5, 2004 for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date	August 11, 2004	/s/ Jay A. Herman Jay A. Herman Chairman and Chief Executive Officer

Date	August 11, 2004	/s/ Jeffrey S. Mathiesen Jeffrey S. Mathiesen Vice President and Chief Financial Officer