Form 10-K
period 2004-09-30
DELPHAX TECHNOLOGIES INC
filed 2004-12-29
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission File Number: 0-10691

Delphax Technologies Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12500 Whitewater Drive,	55343-9420
Minnetonka, Minnesota (Address of principal executive offices)	(Zip Code)

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

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $23,579,137 at December 20, 2004 when the closing price of such stock, as reported by NASDAQ, was $3.76.

      There were 6,271,047 shares outstanding of Registrant’s $.10 par value Common Stock as of December 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive proxy statement to be filed with the Commission in January 2005 for the Company’s Annual Meeting of Shareholders scheduled for March 17, 2005 are incorporated by reference into Part III.

PART I

      This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including those set forth in the section below entitled “Risk Factors.”

Item 1.	Business

Company Background

      Delphax Technologies Inc. (the Company) designs, manufactures, sells and services advanced digital print-production equipment based on its patented electron beam imaging (EBI) technology. The Company derives the majority of its revenues from the sale of maintenance contracts, spare parts and supplies that are used with this equipment. The Company’s printing equipment provides customers with the capability to personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications. The Company was formed in 1981 and shipped its first digital printing system for the production of checks and other financial documents, the Model 2000 Checktronic®, in 1983.

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

      In May 2004, the CR2000 was successfully introduced at the Drupa 2004 tradeshow in Germany. This product features a throughput of 450 feet per minute and includes substantial print quality improvements and the same paper processing capabilities as the CR Series digital presses.

      As of September 30, 2004, the Company had approximately 4,000 installations using its EBI technology in more than 60 countries.

Products

      Digital printing equipment is classified as either “sheet-fed” or “roll-fed” printers or presses, depending on their paper-handling characteristics. Sheet-fed printing equipment requires the input of individual pre-cut sheets of paper, or base stock, and may also be called “cut-sheet” printing equipment. Roll-fed printing equipment uses rolls of paper, or fan-folded stacks of paper, and may also be called “web” printing equipment.

      Roll-fed printing equipment is ideal for high-volume printing applications. It is not uncommon for a single roll of base stock to exceed 40,000 feet. Roll-fed printing equipment is limited to a single base stock per print job and often requires more extensive pre-press and post-print finishing processes.

      Sheet-fed printing equipment is generally not as fast as roll-fed printing equipment as it is limited by the process of moving individual sheets of paper through the print engine at high speeds. Sheet-fed printing equipment is designed to handle applications that require multiple paper stocks in a single job, variable overprint on pre-printed stocks, or where volume per print job is comparatively small.

      The Company sells both sheet-fed and roll-fed printing equipment that is currently used in a number of commercial printing applications: folio production, insurance claims, fulfillments, disbursements, publishing, direct mail and transaction processing. Folio production applications include the printing of checkbooks and financial payment coupon books. Insurance claims applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks. Disbursement applications include accounts payable checks and payroll checks. Publishing applications include the printing of books, legal and financial documents and manuals. Direct mail applications include the printing of personalized and mass-market mailings. Transaction processing applications include the printing of invoices and statements. The Company’s advanced digital print-production equipment enables its customers to cost-effectively produce applications of these types. The Company also licenses and manufactures EBI technology for OEM partners that create differentiated product solutions for additional markets.

      The Company’s digital presses employ its patented EBI technology. Its flagship products, the CR Series and the Imaggia II system, deliver industry-leading throughput for high-volume roll-fed and sheet-fed printing environments. The systems are durable and reliable for 24 hours a day, 7 days a week, operation, and are able to handle a wide range of substrates, from ultra lightweight paper to heavy stock.

      Sheet-fed Printing Equipment. Currently, the Company’s premier sheet-fed digital presses are in the Imaggia II Series, which offer best-in-class throughput of up to 300 pages (8 1/2” X 11”) per minute at 600 X 600 DPI print quality. The Imaggia II system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Imaggia II print quality also meets worldwide standards for MICR encoding on secure documents. The Company markets two models of the Imaggia II Series, the IM220 and the IM300, to customers for the high-volume production of checks, financial documents, business forms, calendars and customized direct mail applications. The Imaggia II system accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and varying paper sizes up to 18.75” in width and 26” in length. The Imaggia II system can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability and print consistency. The Company estimates that approximately 60% of the consumer checkbooks that are printed digitally in North America are printed on an Imaggia system.

      The Company’s other notable brand of sheet-fed printers is the Checktronic. The Checktronic print system uses a combination of EBI and impact printing technology. The Company markets the Checktronic print system to customers with medium to high-volume folio production, insurance claim, fulfillment and disbursement applications. The Checktronic operates at rated speeds of up to 120 pages per minute and can be purchased with advanced security and audit capability. It is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa.

      Roll-fed Printing Equipment. The Company’s premier roll-fed digital press is the CR2000 high-volume, web production system, which delivers 450 feet per minute throughput and features wide-format, duplex production at full 600 X 600 DPI print quality. The Company markets three models of the CR Series system to publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. The CR Series accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and can be purchased with various output paper handling options. The CR Series digital presses provide a high degree of flexibility, reliability and the consistency required to produce high quality printed output while reducing production costs.

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

      Finishing Systems. In addition to document production systems, the Company manufactures a finishing system to complement its sheet-fed printing equipment. The Foliotronic® Plus system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with the Company’s print equipment, the Foliotronic Plus system enables customers with folio production applications to transform various paper stocks into finished books.

      Additional finishing systems are offered in conjunction with the Company’s sheet-fed and roll-fed printing equipment through various external supplier partnerships established by the Company in order to provide complete print production solutions to its customers. These additional finishing systems may provide such post-printing activities as batching, stacking, slitting, cutting, folding and binding, depending upon the type of equipment and the application. Suppliers of finishing systems are required to meet stringent standards for quality, reliability and interoperability with the Company’s print equipment.

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

      Maintenance, spare parts and supplies. Maintenance, spare parts and supplies revenues result from the sale of maintenance contracts, spare parts and proprietary items to customers using printing equipment made by the Company. Maintenance contracts were sold for the majority of equipment systems sold by the Company in fiscal 2004. These contracts typically are for one-year renewable terms, beginning after expiration of the warranty period (typically 90 days from customer acceptance of a system), and can be terminated by either party with notice. The contract provides for the customer to pay charges for time and materials on an annual service contract basis. The maintenance services are provided through the Company’s service network, which uses customer engineers that are employed by the Company and based in the Company’s major service locations. Some customers elect to provide their own maintenance and service on the equipment they have purchased. Historically, warranty service expense has not been significant to the Company after the initial units of a new product have been placed with customers.

      Supplies are operating materials that are consumed during normal operation of the Company’s equipment systems, such as EBI print heads that are consumed in creating the electronic image, erase rods that are consumed in removing the electronic image, and toner, which is consumed in the printing process. The Company’s printing equipment is designed to operate with spare parts and supply items provided by the Company, and the Company believes that it supplies the vast majority of the spare parts and supplies used with Delphax equipment.

Sales and Marketing

      Organization. The Company’s sales of printing equipment and of maintenance, spare parts and supplies are made predominantly through direct sales personnel based in the United States and Europe. The Company also utilizes licensed distributors and resellers to supplement its sales coverage of the commercial printing marketplace. Marketing activities for the Company and its subsidiaries are centralized at the Company’s headquarters in Minnetonka, Minnesota, USA. Key marketing activities include market and product direction, product life cycle planning, system pricing, execution of promotional plans (including major industry events), creation and implementation of advertising and public relations strategies, development of collateral materials and sales support. In addition, the Company utilizes market research and market development resources to anticipate changes in its competitive environment.

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

      The direct mail market is comprised of variable data printing applications including postcards, self-mailers, letters, flyers and personalized newsletters. The transaction processing market is comprised of variable data printing applications including bill and statement production, check writing, policy printing and security documents. The Company has an installed base in both these markets where it offers both sheet-fed and roll-fed printing equipment.

      The market in the United States for checks and other financial documents is the largest in the world, notwithstanding the fact that the annual consumption of checks has started to decline over the last several years. The Company believes alternatives to the check document, such as debit and credit cards, will continue to reduce the number of checks used, although the size and rate of reduction are difficult to predict. Company studies have shown that other documents produced by the Company’s printing equipment have exhibited higher growth rates over the same period. These documents include laser checks, payment coupons, tax payment and other installment payment products.

      International Market. Historically, the market for the Company’s products outside of the United States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on the Company’s products because of their automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the Company’s high quality MICR printing capabilities. As a result of these market factors, the Company has had success in penetrating the largest personal check production markets outside of the United States. These include France, Mexico, Philippines, Spain and the United Kingdom. With the relatively recent addition of the CR Series digital web presses, the Company has significant new international opportunities in book publishing, direct mail, financial printing, packaging inserts and other print applications.

Significant Customers

      The Company has been party to a multi-year equipment and service contract with a significant equipment and service customer. Equipment deliveries under the contract concluded in the second quarter of fiscal 2002. The service contract, as renewed effective January 1, 2003, will continue through December 2005. Total equipment and service revenues from this customer have been significant, representing 20%, 19% and 28% of net sales for fiscal 2004, 2003 and 2002, respectively. The Company anticipates but cannot assure that revenues from this customer will also be significant in fiscal 2005.

      The Company also has a significant OEM customer for whom it manufactures equipment that is sold under the customer’s name. Revenues from this customer were 20%, 14% and 13% of net sales for fiscal 2004, 2003 and 2002, respectively. The Company anticipates but cannot assure that revenues from this customer will also be significant in fiscal 2005.

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

      Folio production involves the manufacture of checkbooks and payment coupon books. In North America, check production is dominated by a small number of companies: Deluxe Corporation (St. Paul, Minnesota); John H. Harland Company (Decatur, Georgia); Liberty Enterprises (St. Paul, Minnesota); Davis + Henderson Intercheques (Toronto, Ontario); and Clarke American (San Antonio, Texas); all are customers of the Company. These major customers establish competitive standards for alphanumeric print quality, MICR print quality and delivery time that must be met or surpassed in order to compete effectively in the United States personal check market. With the Checktronic system product line, the Company was able to establish itself only in the production of new account kits, money market checkbooks and other applications that do not require offset or letterpress quality. The Imaggia system was designed to provide entry into the North American check production market. The Company has successfully penetrated this market with approximately a 60% market share of the consumer checkbooks printed digitally in North America. The Company’s major competitors in the digital printing and manufacture of checkbooks in North America are Xerox (United States) and Océ (Germany).

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

      The publishing market, with its varied applications and specialized requirements, is highly competitive. Heidelberg (Germany), Nipson, Océ, IBM, Hitachi (Japan), Kodak (United States) and Xerox are currently the Company’s major competitors in the publishing market. Printing for the direct mail market is focused on high-

volume, low cost production. The Company’s major competitors in this market are IBM, Océ, Xerox and Kodak. The transaction document printing market demands high-volume, low cost production and the capability to process variable data. IBM (United States), Océ and Xerox are the Company’s major competitors in the transaction document printing market.

      The Company has not faced extensive direct competition from third parties in providing maintenance, spare parts and supplies for its printing equipment. The cost and availability from the Company of maintenance, spare parts and supplies are typically carefully considered by customers in evaluating a purchase of the Company’s printing equipment, and this has an important competitive effect in the Company’s pricing for maintenance, spare parts and supplies. Some customers elect to provide their own maintenance services.

Backlog

      At December 10, 2004, the Company had a backlog of approximately $10.0 million, compared with a backlog of $9.8 million at December 8, 2003, comprised of maintenance, spare parts and supplies at both dates. The Company defines its backlog as purchase orders which are unfilled. Because of customer changes in delivery schedules and potential cancellation of orders, the Company’s backlog as of any particular date may not be representative of the Company’s actual sales for any succeeding fiscal period.

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

Research and Development

      Since its formation, the Company has focused its research and development activities on the development of digital printing equipment capable of producing, on a precision basis, financial documents at required speeds and volumes. The Company is continuing to develop the CR Series of roll-fed equipment, which is targeted at customers with high-volume publishing POD and direct mail applications. Development activities for the CR Series are focused on increasing throughput speed and enhancing print quality. The Company also continues to develop features for the Imaggia print system, which is targeted at customers with high-volume folio production and POD applications, and has achieved its greatest success to date in the high-volume United States check printing market. Software enhancements to improve the pre-press capabilities and front-end data processing and serviceability of both the CR Series and Imaggia systems in the field are also important. In keeping with the Company’s philosophy of providing continuous improvement to the units operating at customer sites, most of the new capabilities of both the CR Series and the Imaggia can also be offered to existing customers in the field as upgrades. The Company expects that product-engineering efforts seeking further improvements and enhancements will be ongoing. The Company has also continued product engineering on its legacy product lines. The Company’s research and development expenditures were $5.0 million in fiscal 2004, $4.7 million in fiscal 2003 and $5.7 million in fiscal 2002.

Patents

      The Company has patented certain aspects of its printing equipment. With the acquisition of the Delphax Business in December 2001, the Company acquired a number of patents relating to EBI print technology, its printing equipment and components of such equipment. In addition, the Company received certain rights to patents held by others for EBI print technology, its printing equipment and components of such equipment. There is no assurance that such patents and rights to patents will afford the Company any competitive advantage. The Company believes that its future success will depend primarily upon the technical competence and creative skills of its employees rather than on patents. Patents held by others may cover the Company’s printing equipment, or components of such equipment, in whole or part. Although the Company is not presently aware of any such patents, it could be required to obtain patent licenses in order to conduct its business.

Employees

      As of December 8, 2004, the Company had 386 full-time and 3 part-time employees. Many of the Company’s employees are highly skilled, and the Company’s future success will depend, in part, on its ability to attract and retain such employees. The Company is not subject to any collective bargaining agreement and considers its employee relations to be good.

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

      The Company’s corporate offices are located in Minnetonka, a suburb of Minneapolis, Minnesota. The Company leases a 75,000 square foot building under a lease that expires on September 15, 2010. Annual rent under the lease was $420,000, plus operating expenses and real estate taxes incurred by the landlord. With the consolidation of the North American manufacturing and engineering operations at its Canadian subsidiary during fiscal 2003, the Company has excess space available at its Minnetonka location. On August 30, 2004, the Company exercised its right under the lease to terminate the lease by August 31, 2005 and vacate the facility. The Company is currently exploring the lease of other facilities in Minnesota that are more suited to its current and projected needs.

      The Company’s Canadian subsidiary leases two facilities totaling 202,916 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. The combined gross annual rent under the leases was $667,000 and increased to $713,000 in September 2003. The related lease agreements expire in 2005 and 2006, with various renewal options.

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

      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

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

	High	Low

Year ended September 30, 2004
First quarter	$3.640	$3.040
Second quarter	5.000	2.550
Third quarter	7.000	3.570
Fourth quarter	5.440	3.230
Year ended September 30, 2003
First quarter	$3.300	$2.850
Second quarter	2.990	2.350
Third quarter	3.750	2.700
Fourth quarter	3.950	2.490

Stock Repurchase Program

      In September 1998, the Company announced a stock repurchase program of up to 500,000 shares of Common Stock. Under the program, 197,750 shares have been repurchased at a cost of approximately $518,000. No shares were repurchased in fiscal 2004, 2003 or 2002.

Holders

      As of December 20, 2004, the Company had 272 holders of Common Stock of record.

Dividends

      The holders of Common Stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. Since its inception, the Company has not paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company’s agreement with its lender prohibits the payment of dividends.

Equity Compensation Plan Information

      The following table sets forth certain information regarding outstanding options to purchase Common Stock as of September 30, 2004:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

	(In thousands, except per share data)
Equity compensation plans approved by security holders:
The 1991 Plan	18	$9.63	216
The 1997 Plan	440	3.27	209
The 2000 Plan	427	3.56	818
Equity compensation plans not approved by security holders:
None	—	—	—

	885	$3.54	1,243

Item 6.	Selected Financial Data

      The following financial data for the fiscal years ended September 30, 2004, 2003 and 2002 reflects the post-acquisition results of acquiring the Delphax Business in December 2001.

	Year Ended September 30,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$53,622	$57,979	$52,404	$43,078	$28,926
Net (loss) income	(389)	(1,835)	(2,392)	2,150	(290)
(Loss) earnings per common share:
— basic	(0.06)	(0.30)	(0.39)	0.35	(0.05)
— diluted	(0.06)	(0.30)	(0.39)	0.35	(0.05)
Weighted average number of shares outstanding during the period(1)	6,238	6,189	6,167	6,174	6,147
Weighted average number of shares and equivalents outstanding during the period, assuming dilution(2)	6,238	6,189	6,167	6,228	6,147
Consolidated Balance Sheets Data:
Working capital	$22,070	$11,393	$24,048	$16,945	$15,037
Total assets	35,678	37,072	39,667	25,787	24,366
Long-term liabilities	7,917	648	13,008	—	—
Shareholders’ equity	16,521	14,820	15,800	17,983	15,923

(1)	Basic loss or earnings per share of Common Stock is computed by dividing the net loss or income for the period by the weighted average number of shares of Common Stock outstanding during the period.

(2)	Diluted loss or earnings per share of Common Stock is computed by dividing the net loss or income for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s total revenues declined by 8% in fiscal 2004, after strong growth in each of the four prior fiscal years. The decline in fiscal 2004 was primarily due to lower equipment sales, which have decreased in each of the last three fiscal years due to a continued tight capital equipment market in the printing industry. Revenue from maintenance, spare parts and supplies decreased 2% in fiscal 2004 because the fall-off in maintenance, spare parts and supplies revenues arising from the Company’s legacy equipment (principally the Checktronic) was not replaced by maintenance, spare parts and supplies revenues from new equipment installations.

      The Company increased its research and development expenditures to $5.0 million in fiscal 2004 (9% of net sales), primarily to enhance the speed and print quality of its new CR2000 system. Despite the decline in revenue and increased investment in product development, the Company reduced its net loss in fiscal 2004 to $389,000, compared with losses of $1.8 million in fiscal 2003 and $2.4 million in fiscal 2002.

      In February 2004 the Company refinanced its borrowings, all of which were then short-term, with new long-term loans from new senior and subordinated lenders. This shift in the maturity of most of these loans from short to long term increased the Company’s working capital. During fiscal 2004, the level of outstanding borrowings declined from $13.9 million on September 30, 2003 to $9.0 million on September 30, 2004. This $4.9 million reduction in outstanding borrowings was accomplished primarily through operating cash flows, the reduction of customer receivables and increased vendor payables, partially offset by increased inventories.

      The Company anticipates increased revenue in fiscal 2005 from CR Series and Imaggia equipment sales, and believes that increases in revenues from maintenance, spare parts and supplies for this equipment will more than offset anticipated declines in maintenance, spare parts and supplies revenues from the legacy Checktronic equipment.

Critical Accounting Policies

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, inventory, allowance for doubtful accounts, income taxes and restructuring initiatives. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

Revenue Recognition

      The Company’s printing equipment systems are tested at the Company’s facility prior to shipment, and revenue related to orders shipped under standard performance conditions is recognized when systems are shipped. Systems shipped subject to non-standard contractual performance conditions, such as financing approval or special print applications, are recognized as revenue upon completion or attainment of the specified condition. Service revenue is recognized as services are rendered. For spare parts and supplies stored at customer sites, revenue is recognized when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Revenue for pre-press or finishing equipment manufactured by others is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

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

Allowance for Doubtful Accounts

      The Company records an allowance for doubtful accounts based on identification of specific accounts receivable, supplemented by a general allowance of 20% of accounts aged greater than 90 days. Specific identification of doubtful accounts and determination of the amount of the required allowance involves a degree of judgment based on discussion with our customer support and sales organization, examination of the financial stability of our customers and review of their payment history. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for printed materials or economic recession, a greater degree of risk exists concerning the ultimate collectability of accounts receivable due to the impact that these conditions might have on our customer base.

Income Taxes

      In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. The Company fully reserved its net deferred tax assets, totaling $3.0 million as of September 30, 2004 and 2003, recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Restructuring Initiatives

      No restructuring activities were initiated in fiscal 2004. During the three fiscal years ended September 30, 2004, three initiatives were completed. See Note H to the Consolidated Financial Statements. At the end of each quarter, management evaluates its estimates of costs to complete the restructuring initiatives. Differences, if any, between previous and revised cost estimates many result in a charge or credit to the Company’s results of operations.

Results of Operations

      The Consolidated Statements of Operations for fiscal 2004, 2003 and 2002 include the post-acquisition results of the Delphax Business acquired by the Company in December 2001. See Note E to the Consolidated Financial Statements.

      The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Year Ended September 30,

	2004	2003	2002

Sales:
Maintenance, spares and supplies	89.4%	84.3%	73.3%
Printing equipment	10.6	15.7	26.7

NET SALES	100.0	100.0	100.0
Costs and Expenses:
Cost of sales	44.3	48.0	48.7
Selling, general and administrative	45.2	42.9	41.9
Research and development	9.3	8.1	11.0
Restructuring costs	0.0	1.9	0.0

	98.8	100.9	101.6

INCOME (LOSS) FROM OPERATIONS	1.2	(0.9)	(1.6)
Interest expense	1.8	1.3	1.5
Interest income	(0.1)	(0.1)	(0.1)
Realized exchange loss (gain)	0.3	0.2	(0.4)
Unrealized exchange (gain) loss	(0.1)	0.3	(0.1)

LOSS BEFORE INCOME TAXES	(0.7)	(2.6)	(2.5)
Income tax expense	0.0	0.6	2.1

NET LOSS	(0.7)%	(3.2)%	(4.6)%

      Net Sales. The Company’s revenues are from sales of: (i) maintenance, spare parts and supplies, and (ii) digital printing equipment. For fiscal 2004, revenues from maintenance, spare parts and supplies decreased 2% from fiscal 2003, and in fiscal 2003 increased 27% over fiscal 2002. The dollar amounts of these revenues for fiscal 2004, 2003 and 2002 were $47.9 million, $48.9 million and $38.4 million, respectively. The increase between fiscal 2002 and fiscal 2003 was due in part to acquisition of the Delphax Business, which contributed to fiscal 2003 results for the entire fiscal year, but to fiscal 2002 results for only about nine months. Revenues from maintenance contracts, spare parts and supplies also increased in fiscal 2003 from fiscal 2002 due to the larger installed base of Imaggia and to the addition of CR Series systems to the installed base. The decrease in these revenues in fiscal 2004, compared with fiscal 2003, was primarily because the reduction in maintenance, spare parts and supplies revenue from the Company’s legacy equipment products (primarily the Checktronic) was only partially offset by new maintenance, spare parts and supplies revenue from the Company’s newer equipment (the CR Series and Imaggia systems).

      Sales of digital printing equipment decreased 38% in fiscal 2004, compared with fiscal 2003, and decreased 35% in fiscal 2003, compared with fiscal 2002. In general, the Company attributes these decreases to poor economic conditions for capital equipment purchases, which have led customers to decide against or postpone purchases of capital equipment for printing. The decreases in both fiscal 2004 and fiscal 2003 were due to significantly lower sales of Imaggia systems and legacy products, partially offset by improved sales of roll-fed presses. The Company sold two Imaggia systems in fiscal 2004, compared with five in fiscal 2003 and 15 in fiscal 2002. Unit-sales for the CR Series system were four systems in fiscal 2004, five in fiscal 2003 and two in fiscal 2002 when the first CR Series system was sold.

      The Company anticipates increased revenue from CR Series and Imaggia equipment sales in fiscal 2005, compared with fiscal 2004.

      Gross Margin. The Company’s gross margin percentage in fiscal 2004 was 56%, compared with 52% and 51% in fiscal 2003 and 2002, respectively. The increase in gross margin percentage for fiscal 2004 was primarily due to the sales mix, with a greater proportion of fiscal 2004 revenues derived from sale of maintenance contracts, spare parts and supplies, which typically have a higher gross margin than equipment. The gross margin percentage benefited more in fiscal 2003 than in fiscal 2004 from the sale of equipment inventory that was acquired with the Delphax Business in December 2001 at values in excess of those originally assigned in the final purchase accounting for the acquisition. The sale of this acquired inventory resulted in margins higher than the Company would normally expect to achieve from its on-going business. As cited above under Critical Accounting Policies — Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. However, partially offsetting this favorable effect on the fiscal 2003 gross margin percentage, were the costs of consolidating the manufacturing operations in Canada and discontinuing the manufacturing operations in the United States. The increase in gross margin percentage for fiscal 2003, compared with fiscal 2002, was primarily due to efforts made by the Company to reduce its costs to improve margins on revenues from maintenance, spare parts and supplies. In addition, as described above, the margin for fiscal 2003, compared with fiscal 2002, was positively affected by the sale of inventory acquired with the Delphax Business in December 2001, at values in excess of those originally assigned in the final purchase accounting for the acquisition and negatively affected by the costs of consolidating the manufacturing operations in Canada and discontinuing the manufacturing operations in the United States. In general, the Company anticipates that its gross margin percentage for fiscal 2005 will be lower than for fiscal 2004 as the Company expects to derive a greater proportion of fiscal 2005 revenues from the sale of equipment.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $607,000 in fiscal 2004, compared with fiscal 2003, and were $2.9 million higher in fiscal 2003 than in fiscal 2002. As a percentage of net sales in fiscal 2004, 2003 and 2002, these expenses were 45%, 43% and 42%, respectively. The decrease in the amount of these expenses in fiscal 2004 was primarily due to cost reduction efforts and lower sales volume. The increase in fiscal 2003 from fiscal 2002 was primarily due to the acquisition of the Delphax Business, which added expense to fiscal 2003 for the entire year, but to fiscal 2002 for only about nine months. Bad debt expense also increased in fiscal 2003 to $535,000, compared with $201,000 in fiscal 2002. Expense levels were also higher in fiscal 2003 than in fiscal 2002 as a result of an increased focus on marketing the Company’s products. In addition, the strengthening of foreign currencies against the U.S. dollar caused all expenses paid in those currencies and translated into U.S. dollars to be significantly higher than the expenses paid in the equivalent local currencies in fiscal 2002. Partially offsetting these increases was a reduction in customer support expenses as the Company optimized use of in-house support resources and third-party support services over the course of fiscal 2003. The Company anticipates that its selling, general and administrative expenses in fiscal 2005 may continue to increase to support the projected growth in total revenues, but at a rate less than the projected total revenue rate of growth.

      Research and Development Expenses. Research and development expenses in fiscal 2004 increased to $5.0 million from $4.7 million in fiscal 2003. As a percentage of net sales, they increased to 9% from 8%. The increase was primarily due to purchased materials and components related to speed and print quality enhancements introduced in the CR2000. Research and development expenses decreased significantly in fiscal 2003 to $4.7 million from $5.7 million in fiscal 2002, also decreasing as a percent of net sales to 8% from 11%. In fiscal 2003, as part of an overall restructuring of the North American activities, the research and development function, which had been split between the United States and Canadian facilities, was combined in Canada. The additional expenses in Canada were less than the expenses eliminated in the United States, resulting in an overall reduction in research and development costs for fiscal 2003, compared with fiscal 2002. This reduction was partially offset by the strengthening of the Canadian dollar against the U.S. dollar, which caused expenses paid in Canadian dollars and translated into U.S. dollars to be significantly higher than equivalent Canadian dollar expenses paid in fiscal 2002.

      Interest Expense. Interest expense in fiscal 2004 was $954,000, compared with $808,000 in fiscal 2003 and $769,000 in fiscal 2002. Although on average the total debt outstanding in fiscal 2004 was lower than in fiscal 2003, fiscal 2004 interest expense included $408,000 of non-cash interest on the 7% convertible subordinated notes (Convertible Notes) issued by the Company in February 2004 as part of a refinancing of the Company’s debt. The interest on the Convertible Notes is paid in the form of newly issued shares of Company Common Stock, which is expensed at the average market price of the Common Stock over the interest period along with amortization of original issue discount. See Liquidity and Capital Resources and Note F to the Consolidated Financial Statement for more details on the Company’s debt. Interest expense for fiscal 2003 was $39,000 higher than for fiscal 2002. The interest rate in fiscal 2003 was higher than in fiscal 2002, but applied to a lower average balance because the loan balance was paid down to $13.9 million as of September 30, 2003, from $15.3 million as of September 30, 2002. Interest related to the credit facility was incurred throughout fiscal 2003, but in fiscal 2002 for only the period following the December 20, 2001 acquisition date.

      Foreign Exchange Gains and Losses. The Company incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Company’s Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for fiscal 2004 and fiscal 2003 were $146,000 and $282,000, respectively. The net transactional exchange gain for fiscal 2002 was $252,000. The Company experiences translational foreign currency gains and losses, which are reflected on the Company’s Statements of Shareholders’ Equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the Company’s foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The Company anticipates that it will continue to have transactional and translational foreign exchange gains or losses from foreign operations in the future, although strategies to reduce the size of the gains or losses will be reviewed and implemented whenever economical and practical.

      Income Taxes. For fiscal 2004, the Company recorded income tax expense of $15,000 due to applicable minimum taxes. For fiscal 2003, the Company recorded an income tax expense of $300,000 as a result of foreign sourced income. The Company recorded an income tax expense of $1.1 million on a loss before income taxes of $1.3 million for fiscal 2002. The income tax expense for fiscal 2002 reflected the estimated annual effective tax rate of 35% and an increase in the valuation allowance to fully reserve the net deferred tax assets. The Company fully reserved its net deferred tax assets, totaling $3.0 million as of September 30, 2004 and 2003, recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable.

      Net Loss. The Company incurred a net loss of $389,000 or $0.06 per share in fiscal 2004, compared with net losses of $1.8 million or $0.30 per share in fiscal 2003 and $2.4 million or $0.39 per share in fiscal 2002. Operating expenses in total were approximately $331,000 lower in fiscal 2004 than in fiscal 2003 when the Company also incurred a $1.1 million expense associated with the December 2002 restructuring. In addition, the significantly lower net loss in fiscal 2004 was the result of the higher gross margin percentage for fiscal 2004. The reduction in the net loss in fiscal 2003 compared with fiscal 2002 was due to higher overall sales levels at slightly improved margins. Operating expenses were higher primarily due to the acquisition of the Delphax Business, which added expense to fiscal 2003 for the entire year, but to fiscal 2002 for only about nine months from the acquisition date to the end of the fiscal year. In addition, the expense associated with the December 2002 restructuring added $1.1 million to fiscal 2003 operating expenses, with the cost reductions associated with the restructuring only beginning to be realized over the course of the year. Fiscal 2003 operating expenses were also higher than for fiscal 2002 due to the effects of paying expense in foreign currencies significantly stronger against the U.S. dollar in fiscal 2003 than in fiscal 2002. The weaker U.S. dollar in fiscal 2003, compared with fiscal 2002, also resulted in net realized and unrealized losses in fiscal 2003, compared with net realized and unrealized gains in fiscal 2002.

      Restructuring Initiatives. No restructuring activities were initiated in fiscal 2004. Since fiscal 2001, the Company has effected three restructuring initiatives for the purpose of improving operating efficiency and cost-effective use of Company resources. By incurring a one-time charge for each initiative, the Company expected to achieve future cost savings specific to the restructuring. However, the savings realized were not expected to be directly incremental to net income, but rather were reinvested in the Company, supporting growth and product research and development. The restructuring initiatives are summarized below. See Note H to the Consolidated Financial Statements for more detail.

      In February 2001, the Company closed its Australian subsidiary and recorded a one-time charge of $215,000. By closing the subsidiary, the Company anticipated eliminating annual operating expenses of approximately $500,000, beginning in fiscal 2002, with no further loss of revenues from Pacific Rim customers as a result of this change.

      In April 2002, the Company reduced its workforce by eliminating approximately 40 positions in the Canadian subsidiary. The cost of terminating the employees in these positions, approximately $875,000, was included in the cost of the acquisition in accordance with SFAS 141. By taking this action, the Company anticipated eliminating annual operating expenses of approximately $1.3 million without affecting its ability to fulfill future orders.

      In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. These operations were divided between the facilities in the United States and Canada.

      The Company’s worldwide headquarters and marketing function continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company incurred approximately $1.1 million in restructuring expenses over the course of the consolidation. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Delphax Business and, therefore, were properly charged to operating expense in fiscal 2003. This action was estimated to eliminate annual operating expenses of $1.6 million while improving the Company’s ability to provide customer service and fulfill future orders.

Market Risk

      The Company has foreign subsidiaries in Canada, the United Kingdom and France. The Company does business in more than 60 countries and generates approximately 20% to 30% of its revenues from outside North America. The Company’s ability to sell its products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which the Company does business.

      The Company’s net investment in its foreign subsidiaries was $7.3 million and $7.2 million at September 30, 2004 and 2003, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the fiscal year ended September 30, 2004. The functional currency of the Canadian subsidiary is the U.S. dollar.

      From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2004 and 2003, the Company did not enter into any foreign exchange contracts.

Interest Rate Risk

      Substantially all of the Company’s senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense in fiscal 2004, 2003 and 2002 of approximately $95,000, $119,000 and $118,000, respectively.

      Interest on the Company’s $3.0 million of outstanding Convertible Notes is determined by dividing the monetary value of the accrued interest at a fixed 7% rate by the initial conversion price of $3.20 per common share, or 16,406 shares of Common Stock. Interest expense on the Convertible Notes is recorded quarterly based on the fair value of the 16,406 shares issued quarterly in payment of interest, measured at the average closing price of the Common Stock over the period. Accordingly, interest expense on the Convertible Notes may fluctuate from quarter to quarter but is not subject to interest rate risk.

Risk Related to Operations

      The Company’s operations are subject to a number of risks, which include but are not limited the following:

Limited sales of our new product lines. Acquisition of the Delphax Business in December 2001 significantly expanded the Company’s product lines to include the CR Series and RS Series of roll-fed printing equipment. To date, a limited number of CR Series presses and RS Series print system have been sold and there can be no assurance that these products can be sold in meaningful numbers in the future.

Reliance on two significant customers. The Company has had two significant customers that each accounted for 20% of revenue in fiscal 2004. The Company anticipates, but cannot assure, that these customers will continue to be significant in fiscal 2005. The loss of, or a significant decrease in sales to, either of these customers could have a material adverse effect on the Company’s financial condition and results of operation.

Requirements for availability of working capital. The Company depends on its revolving credit facilities for working capital. The lender has a security interest in substantially all of the Company’s assets. The Company’s ability to borrow under the credit facilities depends on the Company maintaining a borrowing base of eligible accounts receivable and (to a lesser extent) eligible inventory and complying with financial covenants concerning tangible net worth, debt service coverage, interest coverage and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.

Substantial operations in foreign markets. The Company has foreign subsidiaries in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 20% to 30% of its revenues from outside North America. The ability to sell products in foreign markets may be affected by changes in economic, political or market conditions in those foreign markets that are outside the Company’s control.

Revenues are subject to fluctuations, which may be material. The Company’s net sales and operating results may fluctuate from quarter to quarter because the sales cycle is relatively long, the size of orders may vary significantly, the availability of financing for customers in some countries is variable, customers may postpone or cancel orders, and economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because the Company’s operating expenses are based on anticipated revenue levels and a high percentage of the operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Liquidity and Capital Resources

      The Company entered into a credit agreement with a bank in December 2001 to finance the acquisition of the Delphax Business. The remaining balance of this debt was $11.9 million in February 2004 when it was refinanced. The refinancing consisted of new three-year senior secured credit facilities with a new lender under which $8.1 million was borrowed at the time of the refinancing, and $3.0 million in 7% convertible subordinated notes (the Convertible Notes) accompanied by warrants to purchase Company Common Stock. The Convertible Notes have a four-year maturity and bear interest at a fixed rate of 7% per annum, which is paid by the Company issuing quarterly 16,406 shares of Common Stock. The number of shares issued each quarter is fixed, but the recorded interest expense for the issuance of these shares varies from quarter to quarter because it is measured at the average closing price of Company Common Stock during the quarter. See Note F to the Consolidated Financial Statement for more details on the Company’s debt. The senior credit facilities are secured by substantially all the assets of the Company and the Convertible Notes are unsecured.

      The refinancing in February 2004 increased the Company’s working capital, because the debt which was being repaid was all short-term, and most of the new debt was long-term. During fiscal 2004 the level of outstanding debt for borrowed money declined from $13.9 million on September 30, 2003 to $9.0 million on September 30, 2004. This $4.9 million reduction in outstanding borrowings was accomplished primarily through operating cash flows, the reduction of customer receivables and increased vendor payables, partially offset by increased inventories.

      The Company’s senior credit agreement was amended in July 2004 to delete a provision that made a material adverse change in the Company an event of default. The senior credit agreement was also amended in December 2004. The original terms provided for an increase, starting September 20, 2004, in the required level of tangible net worth, that the Company did not meet. The amendment changed the required levels of tangible net worth at that date and into the future, and as of the date of this filing, the Company is in compliance with this and the other requirements of the credit agreement.

      The Company’s ability to borrow under the senior credit facilities depends on maintaining a borrowing base of eligible accounts receivable and (to a lesser extent) eligible inventory, and complying with financial covenants concerning tangible net worth, debt service coverage, interest coverage and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facility and could have a serious adverse effect on the Company.

      Accounts receivable decreased to $7.9 million at September 30, 2004 from $11.0 million at September 30, 2003, primarily due to the lower sales level in fiscal 2004, compared with fiscal 2003, particularly in the latter half of fiscal 2004. This decrease was partially offset by a decrease in the allowance for doubtful accounts. Inventory levels increased to $21.7 million at September 30, 2004 from $17.9 million at September 30, 2003, primarily due to an increase in finished goods inventory, related to the introduction of the CR Series systems. Several units were produced for placement at customer sites for purchase evaluation.

      As of September 30, 2003, the allowance for doubtful accounts was $737,000. During fiscal 2004, $781,000 was written off against that allowance and the allowance was increased by $291,000 to cover estimated credit exposures. The balance of the allowance for doubtful accounts as of September 30, 2004 was $247,000.

      Cash and short-term investments decreased to $1.3 million at September 30, 2004, from $2.7 million at September 30, 2003. The decrease in cash and short-term investments was primarily due to a change in the way revolving loans are repaid. Previously the Company had a degree of discretion as to timing of principal payments on revolving loans. Under the new credit facility all cash receipts are automatically applied to pay down outstanding revolving loans and the Company re-borrows to obtain working capital. In addition, as of September 30, 2003, cash levels were higher to meet anticipated near-term cash requirements, including payroll funding by October 3, 2003.

      Deferred revenue totaled $468,000 as of September 30, 2004, compared with $1.1 million as of September 30, 2003 (of which $506,000 was current and $614,000 was long-term). The decrease was primarily due to cancellation of a long-term note receivable from a customer. Prior to cancellation, deferred revenue related to the note receivable was recognized in monthly installments, matched against proportionate cost of sales.

      The Company has undertaken no significant investing activities. No significant capital investment has been undertaken or is planned, and at September 30, 2004, the Company had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

      The Company expects higher equipment sales levels in fiscal 2005, compared with 2004, led by the introduction of the CR2000 digital printing system. Revenue from maintenance, spare parts and supplies in fiscal 2005, relative to fiscal 2004, is anticipated to exceed the erosion in maintenance, spare parts and supplies sales for the Company’s legacy equipment products. In general, the Company anticipates that its gross margin percentage for fiscal 2005 will be lower than for fiscal 2004 as the Company expects to derive a greater proportion of fiscal 2005 revenues from the sale of equipment. The Company anticipates, but cannot assure, that fiscal 2005 cash flow from operations will be higher than the $2.4 million achieved for fiscal 2004, and that a substantial portion of that cash flow, if achieved, would be used to reduce trade accounts payable and repay debt.

New Pronouncements

      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), on December 16, 2004. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

      The Company will be required to adopt SFAS 123(R) as of its first interim reporting period that begins after June 15, 2005 or the fourth quarter of fiscal year 2005. The Company has not completed its evaluation of SFAS 123(R).

Contractual Obligations and Commercial Commitments

      The Company is obligated to make future payments under various contracts. The following table summarizes the contractual cash obligations of the Company as of September 30, 2004:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Senior credit facilities	$6,659	$724	$5,935	$—	$—
Convertible subordinated notes	3,000	—	—	3,000	—
Line of discount	541	541	—	—	—
Operating leases	6,019	2,166	2,587	506	760
Capital leases	354	134	132	88	—

	$16,573	$3,565	$8,654	$3,594	$760

      See Notes F, G and I to the Consolidated Financial Statements for additional information regarding these obligations.

Caution Regarding Forward-Looking Statements

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

      The factors mentioned under the subheading “Risks Related to Operations” are among those that in some cases have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.

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

      On August 31, 2004, Ernst & Young LLP (Ernst & Young) resigned as the independent public accountants for the Company. The Audit Committee of the Board of Directors accepted the resignation.

      Ernst & Young performed audits of the Company’s consolidated financial statements for the years ended September 30, 2003 and 2002. Ernst & Young’s reports, included in the Company Amendment No. 1 to the 2003 Form 10-K filed February 25, 2004, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

      In connection with the audits of the Company’s financial statements for each of the two years ended September 30, 2003, and through August 31, 2004, the effective date of Ernst & Young’s resignation, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of such disagreements in connection with the Form 8-K filed on September 3, 2004 to announce Ernst & Young’s resignation as the Company’s independent public accountants.

      On September 24, 2004, the Audit Committee of the Board of Directors engaged Grant Thornton LLP (Grant Thornton) to audit the Company’s financial statements. During the Company’s two most recent fiscal years ended September 30, 2003 and 2004, and through September 24, 2004, the Company did not consult with Grant Thornton regarding either: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to that item) or a reportable event (as that term is defined in paragraph 304(a)(1)(v) of Regulation S-K).

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

      Reference is made to the sections entitled “Election of Directors” and “Executive Compensation” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2005.

      Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company’s Common Stock.

      In April 2004, to comply with the “code of ethics” outlined in Section 406(c) of the Sarbanes-Oxley Act of 2002, the Company adopted a formal Code of Conduct. A copy of the Code of Conduct is available without charge, by request to: Controller, Delphax Technologies, Inc., 12500 Whitewater Drive, Minnetonka, MN 55343-9420.

Item 11.	Executive Compensation

      Reference is made to the section entitled “Executive Compensation” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Reference is made to the section entitled “Security Ownership of Principal Shareholders and Management” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2005.

Item 13.	Certain Relationships and Related Transactions

      Reference is made to the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2005.

Item 14.	Principal Accountant Fees and Services

      Reference is made to the section entitled “Approval of Auditors” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

      The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are submitted in a separate financial statement section of this report.

Financial Statement Schedules

      All financial statement schedules have been omitted because they are not applicable, are not required, or the information is included in the financial statements or notes thereto.

Reports on Form 8-K

      The Company filed or furnished the following reports on Form 8-K during the three months ended September 30, 2004:

      August 4, 2004

Item 12. Disclosure of results of Operations and Financial Condition — Earnings release issued August 4, 2004 for the quarter ended June 30, 2004.

      August 31, 2004

Item 4.01 Changes in Registrant’s Certifying Accountant — Announce resignation of Ernst & Young as the independent public accountants for Delphax Technologies Inc.

      September 24, 2004

Item 4.01 Changes in Registrant’s Certifying Accountant — Announce audit committee of the board of directors engagement of Grant Thornton LLP as independent accountant to audit the Company’s financial statements.

     Exhibits

Number		Description	Page or Incorporated by Reference from

3.1		Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for the fiscal year ended September 30, 2002
3.2		Amended Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2002
4.1		Specimen of the Company’s Common Stock Certificate	Exhibit 4.1 to Form 10-K for the fiscal year ended September 30, 2002
10.1		Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985
10.2		Credit Agreement dated December 20, 2001 among Check Technology Canada Ltd., Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.0 to Form 8-K dated January 3, 2002
10.2.	1	First Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.2.1 to Form 10-K for the fiscal year ended September 30, 2002
10.2.	2	Second Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.1 to Form 8-K dated August 11, 2003
10.2.	3	Third Amendment to Credit Agreement among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc, f/k/a Check Technology Corporation and Harris Trust and Savings Bank	Exhibit 10.2.3 to Form 10-K for the fiscal year ended September 30, 2003
10.2.	4	Forebearance Agreement made as of the 9th day of January 2004, by and among Delphax Technologies Canada Limited, f/k/a Check Technology Canada Ltd., Delphax Technologies Inc., f/k/a Check Technology Corporation, Harris Trust and Savings Bank and Bank of Montreal	Exhibit 10.2.4 to Form 10-K for the fiscal year ended September 30, 2003
10.2.	5	Securities Purchase Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.1 to Form 8-K dated February 5, 2004
10.2.	6	Form of 7% Convertible Subordinated Note	Exhibit 4.2 to Form 8-K dated February 5, 2004
10.2.	7	Form of Stock Purchase Warrant to Purchase Shares of Common Stock	Exhibit 4.3 to Form 8-K dated February 5, 2004

Number		Description	Page or Incorporated by Reference from

10.2.	8	Registration Rights Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.4 to Form 8-K dated February 5, 2004
10.2.	9	Amendment No. 2 dated February 5, 2004, to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 4.5 to Form 8-K dated February 5, 2004
10.2.	10	Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 4.6 to Form 8-K dated February 5, 2004
10.2.	11	Credit Agreement dated February 4, 2004, between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 4.7 to Form 8-K dated February 5, 2004
10.2.	12	Amendment No. 1 to (i) Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC, and (ii) Credit Agreement dated February 4, 2004, between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 10.2.12 to Amendment No. 1 of Form 10-K for the fiscal year ended September 30, 2003
10.2.	13	Amendment No. 2 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.2.13 filed herewith
10.2.	14	Amendment No. 3 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC and Waiver of Defaults	Exhibit 10.2.14 filed herewith
10.3		1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1986
10.4		Form of Indemnification Agreement that the Company has entered into with officers and directors	Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2002
10.5		Employment Agreement as of October 1, 2000 between the Company and Jay A. Herman	Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2000
10.6		1991 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 1991
10.7		Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1994
10.8		1997 Stock Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1997
10.9		Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1997
10.10		2000 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 2001
10.11		Agreement between the Company and Fred H. and Annette J. Brenner	Exhibit 99.1 to Form 8-K dated September 23, 2002
10.12		Amendment No. 1 dated September 23, 2002 to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 99.2 to Form 8-K dated September 23, 2002
10.13		Timberlea Boulevard Lease for Facility in Mississauga, Ontario	Exhibit 10.13 to Form 10-K for the fiscal year ended September 30, 2002

Number	Description	Page or Incorporated by Reference from

10.14	Tomken Road Lease for Facility in Mississauga, Ontario	Exhibit 10.14 to Form 10-K for the fiscal year ended September 30, 2002
10.15	Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario	Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2002
21	List of Subsidiaries	Exhibit 21 filed herewith
23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	Exhibit 23.1 filed herewith
23.2	Consent of Independent Auditors — Ernst & Young LLP	Exhibit 23.2 filed herewith
31.1	Section 302 Certification of Principal Executive Officer	Exhibit 31.1 filed herewith
31.2	Section 302 Certification of Principal Financial Officer	Exhibit 31.2 filed herewith
32.1	Section 906 Certification of Principal Executive Officer	Exhibit 32.1 filed herewith
32.2	Section 906 Certification of Principal Financial Officer	Exhibit 32.2 filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.

By:	/s/ JAY A. HERMAN

Jay A. Herman
Chairman and Chief Executive Officer

Dated: December 27, 2004

By:	/s/ JEFFREY S. MATHIESEN

Jeffrey S. Mathiesen
Vice President and Chief Financial Officer

Dated: December 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAY A. HERMAN Jay A. Herman	Chairman and Chief Executive Officer (Principal Executive Officer)	December 27, 2004

/s/ JEFFREY S. MATHIESEN Jeffrey S. Mathiesen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 27, 2004

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Director	December 27, 2004

/s/ GARY R. HOLLAND Gary R. Holland	Director	December 27, 2004

/s/ KENNETH E. OVERSTREET Kenneth E. Overstreet	Director	December 27, 2004

/s/ EARL W. ROGERS Earl W. Rogers	Director	December 27, 2004

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 15(a)(1) AND (2), (c), AND (d)
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
CERTAIN EXHIBITS

Year Ended September 30, 2004

DELPHAX TECHNOLOGIES INC.
Minnetonka, Minnesota

FORM 10-K — ITEM 15(a)(1) AND (2)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

      The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are included in Item 8:

          Report of Independent Registered Public Accounting Firm

          Report of Independent Auditors

          Consolidated Balance Sheets — September 30, 2004 and 2003

          Consolidated Statements of Operations — Years ended September 30, 2004, 2003 and 2002

          Consolidated Statements of Shareholders’ Equity — Years ended September 30, 2004, 2003 and 2002

          Consolidated Statements of Cash Flows — Years ended September 30, 2004, 2003 and 2002

          Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Delphax Technologies Inc.

      We have audited the accompanying consolidated balance sheet of Delphax Technologies Inc. and subsidiaries (the Company) as of September 30, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphax Technologies Inc. and subsidiaries as of September 30, 2004 and the consolidated results of their operation and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Grant Thornton LLP

Minneapolis, Minnesota

December 15, 2004, except for Note F as
to which the date is December 21, 2004

Report of Independent Auditors

The Board of Directors and Shareholders

Delphax Technologies Inc.

      We have audited the accompanying consolidated balance sheets of Delphax Technologies Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphax Technologies Inc. and subsidiaries at September 30, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Minneapolis, Minnesota

November 14, 2003, except for Note K,
as to which the date is February 24, 2004

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,

	2004	2003

	(In thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,314	$2,670
Short-term investments	—	42
Accounts receivable, less allowance for doubtful accounts of $247 and $737 as of September 30, 2004 and 2003, respectively	7,897	11,038
Current portion of notes receivable from customers	39	105
Inventory:
Raw materials and component parts	11,887	11,321
Work-in-progress	1,156	1,057
Finished goods	8,667	5,480

	21,710	17,858
Other current assets	2,350	1,284

TOTAL CURRENT ASSETS	33,310	32,997
Long-term portion of notes receivable from customers	—	614
EQUIPMENT AND FIXTURES
Machinery and equipment	4,579	4,570
Furniture and fixtures	4,152	3,748
Leasehold improvements	2,355	2,343

	11,086	10,661
Less accumulated depreciation and amortization	8,718	7,200

	2,368	3,461

TOTAL ASSETS	$35,678	$37,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,609	$3,422
Accrued expenses	3,534	3,357
Income taxes payable	264	375
Current portion of bank credit facilities	1,266	13,900
Current portion of capital leases	99	44
Current portion of deferred revenue	468	506

TOTAL CURRENT LIABILITIES	11,240	21,604
Long-term portion of bank credit facilities and subordinated convertible debt	7,738	—
Long-term portion of deferred revenue	—	614
Long-term portion of capital leases	179	34

TOTAL LIABILITIES	19,157	22,252

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000 shares; issued and outstanding: 6,271 and 6,215 as of September 30, 2004 and 2003, respectively	627	621
Additional paid-in capital	18,774	17,151
Accumulated other comprehensive loss	(711)	(1,172)
Accumulated deficit	(2,169)	(1,780)

TOTAL SHAREHOLDERS’ EQUITY	16,521	14,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$35,678	$37,072

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2004	2003	2002

	(In thousands, except per share data)
Sales:
Maintenance, spares and supplies	$47,932	$48,856	$38,431
Printing equipment	5,690	9,123	13,973

NET SALES	53,622	57,979	52,404
Costs and Expenses:
Cost of sales	23,744	27,821	25,519
Selling, general and administrative	24,252	24,859	21,964
Research and development	4,970	4,694	5,736
Restructuring costs	—	1,102	—

	52,966	58,476	53,219

INCOME (LOSS) FROM OPERATIONS	656	(497)	(815)
Interest expense	954	808	769
Interest income	(70)	(53)	(51)
Realized exchange loss (gain)	207	110	(221)
Unrealized exchange (gain) loss	(61)	172	(31)

LOSS BEFORE INCOME TAXES	(374)	(1,534)	(1,281)
Income tax expense	15	300	1,111

NET LOSS	$(389)	$(1,834)	$(2,392)

Basic and diluted loss per common share	$(0.06)	$(0.30)	$(0.39)
Weighted average number of shares outstanding during the period, basic and diluted	6,238	6,189	6,167

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings
			Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total

	(In thousands)
Balance, September 30, 2001	6,161	$616	$17,010	$(2,089)	$2,446	$17,983
Comprehensive loss:
Net loss	—	—	—	—	(2,392)	(2,392)
Translation adjustment	—	—	—	177	—	177

Total comprehensive loss						(2,215)

Issuance of common stock	5	1	13	—	—	14
Exercise of stock options, including tax benefit of $5	17	2	38	—	—	40
Cancellation of restricted stock	(7)	(1)	(21)	—	—	(22)

Balance, September 30, 2002	6,176	618	17,040	(1,912)	54	15,800
Comprehensive loss:
Net loss	—	—	—	—	(1,834)	(1,834)
Translation adjustment	—	—	—	740	—	740

Total comprehensive loss						(1,094)

Exercise of stock options, including tax benefit of $9	39	3	111	—	—	114

Balance, September 30, 2003	6,215	621	17,151	(1,172)	(1,780)	14,820
Comprehensive income:
Net loss	—	—	—	—	(389)	(389)
Translation adjustment	—	—	—	461	—	461

Total comprehensive income						72

Original issue discount (Note F)	—	—	1,413	—	—	1,413
Interest paid in common stock	26	3	122	—	—	125
Exercise of stock options, including tax benefit of $15	30	3	88	—	—	91

Balance, September 30, 2004	6,271	$627	$18,774	$(711)	$(2,169)	$16,521

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
OPERATING ACTIVITIES
Net loss	$(389)	$(1,834)	$(2,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,351	1,722	1,898
Non-cash interest on 7% convertible subordinated notes	408	—	—
Loss on disposal of equipment and fixtures	137	—	20
Other	75	85	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	3,357	(57)	3,508
Inventory	(3,626)	3,471	(738)
Other current assets	(1,061)	285	741
Notes receivable from customers	711	(720)	—
Accounts payable and accrued expenses	2,131	(1,043)	1,365
Deferred revenue	(655)	627	(567)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,439	2,536	3,830
INVESTING ACTIVITIES
Business acquisition	—	—	(16,673)
Purchase of equipment and fixtures	(391)	(713)	(642)
Purchase of short-term investments	—	(40)	(147)
Proceeds from sale of short-term investments	45	80	68

NET CASH USED IN INVESTING ACTIVITIES	(346)	(673)	(17,394)
FINANCING ACTIVITIES
Issuance of 7% convertible subordinated notes	3,000	—	—
Issuance of common stock:
For interest paid on 7% convertible subordinated notes	125	—	—
On exercise of stock options	76	105	35
Repurchase of common stock	—	—	(22)
(Payment) borrowing on bank credit facilities, net	(6,913)	(1,380)	14,685
Borrowing on capital lease obligation	262	—	—
Principal payments on capital lease obligations	(61)	(30)	(6)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,511)	(1,305)	14,692
EFFECT OF EXCHANGE RATE CHANGES ON CASH	62	394	(2)

(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,356)	952	1,126
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,670	1,718	592

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,314	$2,670	$1,718

Supplemental disclosure of non-cash activities:
Related to the 7% convertible subordinated notes:
Non-cash interest expense	$408	$—	$—
Common stock issued in payment of interest	125	—	—
Beneficial conversion feature	852	—	—
Issuance of warrants	561	—	—
Purchase of equipment through capital lease obligations	—	49	68

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note A — Summary of Significant Accounting Policies

      Nature of Operations: Delphax Technologies Inc.’s business is the design, manufacture and sale of advanced digital print production equipment based on its patented EBI technology, and the sale of maintenance contracts, spare parts, supplies and consumable items. The printing equipment can print, collate, personalize and encode documents into packages tailored to the customers’ requirements. The equipment is sold through the Company and its subsidiaries in the United Kingdom and France. A significant portion of the total revenues of the Company is related to service and support provided after the sale. The Company has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East.

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

      Cash Equivalents and Short-term Investments: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Individual bank accounts with negative book balances as of a reporting date are reclassified as current liabilities. Short-term investments consist of held-to-maturity debt securities. The Company determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Cash equivalents and short-term investments are carried at amounts that approximate market value. Interest on securities is included in interest income.

      Accounts Receivable, Less Allowance for Doubtful Accounts: The Company records an allowance for doubtful accounts based on identification of specific accounts receivable, supplemented by a general allowance of 20% of accounts aged greater than 90 days. Specific identification of doubtful accounts and determination of the amount of the required allowance involves a degree of judgment based on discussion with our customer support and sales organization, examination of the financial stability of our customers and review of their payment history. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for printed materials or economic recession, a greater degree of risk exists concerning the ultimate collectability of accounts receivable due to the impact that these conditions might have on our customer base. As of September 30, 2004, 2003, and 2002 and for the fiscal years then ended, the activity in the allowance for doubtful accounts was as follows:

	September 30,

	2004	2003	2002

	(In thousands)
Beginning balance	$737	$253	$52
Provisions	291	536	201
Write-offs	(781)	(52)	—

Ending balance	$247	$737	$253

      Inventories: Inventories are carried at the lower of cost or market determined under the first-in, first-out (FIFO) method.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Equipment and Fixtures: Equipment and fixtures are stated on the basis of cost and include the cost of assets held under capital lease obligations. Demonstration equipment not expected to be resold is carried in equipment on a cost basis. Repair and maintenance costs that are considered not to extend the useful life of equipment and fixtures are expensed as incurred. Depreciation is provided on the straight-line method for machinery and equipment and furniture and fixtures, which includes computer equipment, over useful lives appropriate to the specific asset class of 3 to 10 years, and for leasehold improvements over various terms appropriate to the nature of the improvement, up to the term of the lease plus one renewal option. Amortization expense of items under capital lease is included in depreciation expense.

      Revenue Recognition: Systems are tested at the Company’s facility prior to shipment, and revenue related to orders shipped under standard performance conditions is recognized when systems are shipped. Systems shipped subject to non-standard contractual performance conditions, such as financing approval or special print applications, are recognized as revenue upon completion or attainment of the specified condition. Service revenue is recognized as services are rendered. For spare parts, supplies and consumable items stored at customer sites, revenue is recognized when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. Revenue for pre-press or finishing equipment manufactured by others is recorded on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as a cost of sales.

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

      Stock-Based Compensation: The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Transition and Disclosure (SFAS 148). Had the Company elected to adopt the fair value recognition provisions of SFAS 123, pro forma net loss and net loss per share would be as follows:

	For the Year Ended
	September 30,

	2004	2003	2002

	(In thousands,
	except per share data)
Net loss, as reported	$(389)	$(1,834)	$(2,392)
Stock-based compensation determined under fair value based method for all awards	(236)	(178)	(203)

Pro forma net loss, assuming fair value method for all stock-based awards	$(625)	$(2,012)	$(2,595)

Basic loss per share, as reported	$(0.06)	$(0.30)	$(0.39)
Diluted loss per share, as reported	(0.06)	(0.30)	(0.39)
Basic loss per share, pro forma	(0.10)	(0.33)	(0.42)
Diluted loss per share, pro forma	(0.10)	(0.33)	(0.42)

      The fair value of each option grant was estimated at the date of grant using the Black–Scholes option pricing model with the following weighted-average assumptions for fiscal 2004, 2003 and 2002:

	Year Ended September 30,

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected stock price volatility	51	52	53
Risk-free interest rate	3.1	2.7	5.0
Expected life of options	7 years	7 years	7 years

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

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential. A reconciliation of the denominator in the basic and diluted earnings or loss per share calculation is as follows:

	2004	2003	2002

	(In thousands)
Numerator:
Numerator for basic earnings per share, net loss	$(389)	$(1,835)	$(2,392)
Dilutive potential loss, Convertible Notes	—	—	—

Numerator for diluted loss per share	$(389)	$(1,835)	$(2,392)

Denominator:
Denominator for basic earnings per share, weighted average shares	6,238	6,189	6,167
Dilutive potential common shares:
Employee stock options	—	—	—
Warrants	—	—	—
Convertible Notes	—	—	—

Dilutive potential common shares	—	—	—
Denominator for diluted loss per share	6,238	6,189	6,167

      For fiscal 2004, a dilutive potential loss of $126,000 related to Convertible Notes, and dilutive potential common shares related to employee stock options of 89,000, warrants of 45,000 and Convertible Notes of 622,000 were all excluded because their effect would be antidilutive. For the same reason, dilutive potential shares related to employee stock options of 32,000 and 163,000 for fiscal 2003 and 2002, respectively, warrants and Convertible Notes not being applicable for those years, were excluded.

      Reclassification: Certain items in the fiscal 2003 and 2002 Consolidated Financial Statements have been reclassified to conform to the fiscal 2004 presentation.

New Pronouncements

      On December 16, 2004, the FASB issued SFAS 123(R). This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

      The Company will be required to adopt SFAS 123(R) as of its first interim reporting period that begins after June 15, 2005 or the fourth quarter of fiscal year 2005. The Company has not completed its evaluation of SFAS 123(R).

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B — Income Taxes

      Income tax expense was based on income or loss before income taxes as follows:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Domestic	$398	$(1,693)	$(3,667)
Foreign	(772)	159	2,386

Loss before income taxes	$(374)	$(1,534)	$(1,281)

      The components of income tax expense recorded by the Company were as follows:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Current:
Federal	$—	$—	$—
State	15	12	14
Foreign	—	288	254

	15	300	268

Deferred:
Federal	—	—	760
State	—	—	74
Foreign	—	—	9

	—	—	843

Total income tax expense	$15	$300	$1,111

      The reconciliation of income tax expense to the statutory rate of 34% was as follows:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Statutory rate applied to loss before income taxes	$(117)	$(522)	$(435)
Tax credits	—	—	47
Change in valuation allowance	13	931	1,513
Other	119	(109)	(14)

Total income tax expense	$15	$300	$1,111

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of federal and state deferred tax assets were as follows:

	September 30,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss	$1,477	$1,883
Business credit carryforwards and alternative minimum tax credits	642	642
Inventory valuation reserves	573	320
Other domestic and foreign differences	312	146

Gross deferred tax assets	3,004	2,991
Valuation allowance	(3,004)	(2,991)

Net deferred tax assets	$—	$—

      At September 30, 2004, the Company had domestic tax loss carryforwards of approximately $3.2 million, which expire in varying amounts through 2019. In addition, the Company had domestic research and development credit carryforwards of approximately $499,000, which are available to offset future income tax. The credits expire in varying amounts through September 2021. Domestic alternative minimum tax credits of approximately $143,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on the Company’s estimates of its future sources of taxable income and the expected timing of temporary difference reversals.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.6 million at September 30, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.

      The cash tax payments for the years ended September 30, 2004, 2003 and 2002 were $294,000, $150,000 and $226,000, respectively.

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

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s products are marketed worldwide. The following summarizes the Company’s revenues and long-lived assets for the geographic areas in which the Company has operations:

	Year Ended September 30,

	2004	2003	2002

	(In thousands)
Net sales(a):
United States	$41,757	$45,230	$42,523
United Kingdom	7,382	7,933	6,170
France	4,483	4,816	3,345
Canada	—	—	122
Australia	—	—	244

Consolidated net sales	$53,622	$57,979	$52,404

	September 30,

	2004	2003	2002

	(In thousands)
Long-lived assets:
United States	$505	$899	$1,149
United Kingdom	22	35	44
France	20	24	29
Canada	1,821	2,503	3,537
Australia	—	—	—

Consolidated long-lived assets	$2,368	$3,461	$4,759

(a)	Net sales are attributed to countries based on the location of each country’s operations.

      Export sales to customers were $4.2 million, $7.8 million and $4.2 million for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

      In fiscal 2004, 2003 and 2002, net sales to the Company’s largest non-OEM customer were $10.6 million, $10.9 million and $14.5 million, 20%, 19% and 28%, respectively, of total net sales for the fiscal year. At September 30, 2004 and 2003, accounts receivable from this customer totaled $1.2 million and $1.0 million, 16% and 9%, respectively, of total accounts receivable as of those dates. Net sales to the Company’s largest OEM customer were $10.9 million, $8.2 million and $6.8 million in fiscal 2004, 2003 and 2002, respectively, 20%, 14% and 13%, respectively, of total net sales for those years. Accounts receivable from this OEM customer were $1.1 million and $1.2 million as of September 20, 3004 and 2003, respectively, comprising 14% and 11% of total accounts receivable as of those dates.

Note D — Stock Options and Benefit Plans

      During fiscal 2004, the Company had in effect four stock option programs, the 1986 Stock Option Plan (the 1986 Plan), the 1991 Stock Plan (the 1991 Plan), the 1997 Stock Plan (the 1997 Plan) and the 2000 Stock Plan (the 2000 Plan) for its key employees and non-employee directors. The 1986 Plan was adopted in October 1986, the 1991 Plan in March 1991, the 1997 Plan in June 1997 and the 2000 Plan in March 2001. Stock options under the 1986 Plan are non-qualified, while those under the 1991 Plan, the 1997 Plan and the 2000 Plan can be granted as either non-qualified or incentive stock options. The 1991 Plan, the 1997 Plan and the 2000 Plan also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all cases, subject to the provisions of the plans, the Board of Directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company.

      Options outstanding as of September 30, 2004 were granted with vesting periods of two to ten years and lives of seven to ten years. A summary of outstanding options and shares reserved under each plan for the last three fiscal years is as follows:

The 1986 Plan

      The 1986 Plan was terminated in fiscal 2003; as of September 30, 2004 and 2003, there were no options outstanding or reserved for future grants. At September 30, 2002, there were no options outstanding under the 1986 Plan, with 189,000 shares then reserved for future grants.

The 1991 Plan

      As of September 30, 2004, 18,000 options were exercisable under the 1991 Plan. As of September 30, 2003, and 2002, respectively, 89,000 and 143,000 options were exercisable under the 1991 Plan. Options are exercisable under the 1991 Plan at prices of $4.38 to $9.63 per share. No options were granted under the 1991 Plan in fiscal 2004, 2003 or 2002.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

	(In thousands, except per share data)
Balance, September 30, 2001	89	145	$6.87
Options canceled	2	(2)	7.75

Balance, September 30, 2002	91	143	6.85
Options canceled	54	(54)	7.85

Balance, September 30, 2003	145	89	6.44
Options canceled	71	(71)	5.64

Balance, September 30, 2004	216	18	$9.63

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1997 Plan

      As of September 30, 2004, 307,000 options were exercisable under the 1997 Plan. As of September 30, 2003, and 2002, respectively, 296,000 and 267,000 options were exercisable under the 1997 Plan. Options are exercisable under the 1997 Plan at prices of $2.13 to $6.50 per share. No options were granted under the 1997 Plan in fiscal 2004 or fiscal 2003.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

	(In thousands, except per share data)
Balance, September 30, 2001	105	625	$3.28
Options exercised	—	(17)	3.27
Options granted	(100)	100	3.15
Options canceled	37	(37)	3.06

Balance, September 30, 2002	42	671	3.28
Options exercised	—	(39)	2.73
Options canceled	132	(132)	3.50

Balance, September 30, 2003	174	500	3.26
Options exercised	—	(25)	2.44
Options canceled	35	(35)	3.71

Balance, September 30, 2004	209	440	$3.27

The 2000 Plan

      At September 30, 2004 and 2003, there were 85,000 and 7,000 options, respectively, exercisable under the 2000 Plan, at prices of $2.70 to $6.28 per share. No options were exercisable under the 2000 Plan as of September 30, 2002.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

	(In thousands, except per share data)
Balance, September 30, 2001	1,250	—	$—
Options granted	(94)	94	3.78

Balance, September 30, 2002	1,156	94	3.78
Options granted	(210)	210	3.10
Options canceled	40	(40)	3.12

Balance, September 30, 2003	986	264	$3.58
Options granted	(203)	203	3.48
Options exercised	—	(5)	3.12
Options canceled	35	(35)	3.32

Balance, September 30, 2004	818	427	$3.56

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Total shares under all plans reserved for options and restricted stock were 1,243,000 shares as of September 30, 2004. Total compensation expense for stock-based compensation was $0 in fiscal 2004, 2003 and 2002, respectively.

      For options granted under all plans in fiscal 2004, 2003 and 2002, the weighted average fair value of options granted was $1.93, $1.71 and $2.04, respectively.

      The following table summarizes information concerning options outstanding and exercisable as of September 30, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
Range of Exercise Prices	Outstanding	Life in Years	per Share	Outstanding	per Share

	(In thousands, except per share data)
$1.750-4.800	822	3.85	$3.26	367	$3.32
5.063-7.750	46	4.56	6.09	26	5.99
8.125-9.625	17	1.57	9.63	17	9.63

$1.750-9.625	885	3.84	$3.54	410	$3.76

Defined Contribution Plans

      The Company has a defined contribution plan covering substantially all Canadian employees. Employees contribute 2% of gross salary to the plan and the Company makes a contribution to the plan of 3% or 4% of gross salary depending on employee classification. The employer contribution vests over 2 years. The expenses related to the plan for the fiscal years ended September 30, 2004, 2003 and 2002 were $256,000, $228,000 and $173,000, respectively.

      The Company also has a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expenses related to the plan were $143,000, $184,000, and $182,000, for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

      Similarly, the Company also has defined contribution plans for employees in the United Kingdom and France. For the fiscal years ended September 30, 2004, 2003 and 2002, respectively, the expenses related to the plan for employees in the United Kingdom were $86,000, $82,000 and $74,000, and for the employees in France were $26,000, $21,000 and $23,000.

Note E — Acquisition of Delphax Systems, Name Change and Workforce Reduction

      On December 20, 2001, the Company, through a newly organized Canadian subsidiary located in suburban Toronto, Ontario, acquired substantially all of the North American business assets of Delphax Systems, a Massachusetts general partnership, and Delphax Systems, Inc., a Delaware corporation (collectively, the “Delphax Business”). The Delphax Business engaged in the development, manufacture and distribution of print engines, print management software and a range of digital printing equipment incorporating its proprietary electron-beam imaging technology. The Delphax Business was the supplier of the print engines used in a number of the Company’s products and also supplied print engines to a number of non-competing original equipment manufacturers. The acquisition was significant in that it provided the Company with the patented EBI technology for the print engines used in the Company’s products.

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

      The Company has continued to use the purchased assets in substantially the same manner as used by the Delphax Business. As part of the acquisition, the Company anticipated that efficiencies could be achieved in integrating the two companies, and, as a result, included in accrued expenses in the Consolidated Balance Sheets and in the cost of the acquisition $875,000 for restructuring in accordance with SFAS 141. See Note H.

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

Unaudited Pro Forma Combined Summary Statement of Operations

Year Ended
September 30,
2002

(In thousands,
except per share data)
Net sales	$58,089
Net loss	(2,760)
Basic and diluted loss per common share	(0.45)

Note F — Senior Credit Facilities and Convertible Subordinated Debt

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

      The subordinated debt financing consisted of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes were immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes were converted at that conversion price. The Convertible Notes are junior to the senior credit facilities described below, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest is determined by dividing the monetary

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense is recorded quarterly based on the fair value of the common shares issued based on the average market price of the Common Stock over the interest period. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes were exercisable anytime after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $561,000. Furthermore, the Convertible Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $852,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature were recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million is being amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.

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

      The Company’s senior credit agreement was amended in July 2004 to delete a provision that made a material adverse change in the Company an event of default. The senior credit agreement was also amended in December 2004. The original terms provided for an increase, starting September 20, 2004, in the required level of tangible net worth, that the Company did not meet. The amendment changed the required levels of tangible net worth at that date and into the future, and as of the date of this filing, the Company is in compliance with this and the other requirements of the credit agreement.

      Availability under the senior credit facilities is based primarily on the Company’s accounts receivable and inventory levels, but also on compliance with certain covenants, one of which is a tangible net worth covenant requiring improved tangible net worth at specific measurement dates. The Company believes that the tangible net worth covenant is the most restrictive covenant due to its reliance on the improvement in the Company’s net income over the course of the fiscal year. It is the Company’s intent to meet this and all the covenants of the agreements, and the Company monitors prospective compliance with the bank covenants. If the Company determined that revenue shortfalls or other operating results indicate it may not meet the tangible net worth covenant or any other covenant, the Company will initiate expense reduction plans to achieve compliance with

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the covenants. The Company has developed specific plans to reduce certain expenses in the event of covenant non-compliance, and the plans include, but may not be limited to, reductions in research and development costs and personnel costs. The Company believes that its plans to reduce expenses, if required to do so, will be sufficient in order to meet the covenants at all scheduled measurement dates through September 30, 2005.

      In France, the Company had a bank line of discount totaling $541,000 as of September 30, 2004. This obligation is secured by specific customer bank drafts. In addition, the Company’s United Kingdom subsidiary has a guarantee facility with a bank to provide a VAT Deferred Bond. There is no security deposit required under the agreement.

      As of September 30, 2004, indebtedness under the bank credit facilities was $6.7 million, outstanding at an estimated average annual interest rate of 5.0%. The $541,000 bank line of discount in France was outstanding at an estimated average annual interest rate of 5.3%. The weighted average interest rate on all of the Company’s debt was approximately 9.5%, which gives effect to the bank credit facilities, the bank line of discount in France and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.

      Cash interest payments, principally comprised of interest on the credit facilities, but including interest on capital leases included in Note G below, for the fiscal years ended September 30, 2004, 2003 and 2002, were $556,000, $876,000 and $636,000, respectively.

Note G — Capital Leases

	September 30,

	2004	2003

	(In thousands)
Capital lease obligations on:
Computer software, due over 36 months in monthly installments of $9, including interest of 8.8%	$242	$—
Computer software, due over 36 months in monthly installments of $2, including interest at 9.1%	36	50
Computer equipment, due over 24 months in monthly installments of $4, including interest at 21.4% to 22.1%	—	28

Total obligations	278	78
Less current portion of lease obligations	99	44

Long-term portion of lease obligations	$179	$34

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash payments of interest on capital leases in fiscal 2004, 2003 and 2002 were $8,000, $11,000 and $3,000, respectively. As of September 30, 2004, future payments for capital lease obligations, including interest, were as follows:

Capital Lease
Obligations

(In thousands)
Year ending September 30:
2005	$135
2006	131
2007	88

Total payments	354
Less amounts representing interest	(76)

Present value of lease payments	$278

Note H — Restructuring Initiatives

      No restructuring activities were initiated in fiscal 2004. During the three fiscal years ended September 30, 2004, three initiatives were completed.

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

      In December 2002, the Company announced plans to consolidate its North American manufacturing and engineering operations at its Canadian subsidiary. Previously, these operations were divided between the facilities in the United States and Canada. The Company’s worldwide headquarters and marketing functions continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. The Company incurred approximately $1.1 million in restructuring expenses over the course of the consolidation. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, were properly charged to operating expense in fiscal 2003, in accordance with EITF 94-3. As of September 30, 2003, the accrued liability for benefits payable in the future was $344,000, all of which was paid in the first quarter of fiscal 2004.

Note I — Commitments and Contingencies

      Building, equipment and automobile rentals under operating leases were $2,369,000, $2,221,000 and $1,602,000 for the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

      The Company leases its corporate offices under a fifteen-year agreement expiring on September 15, 2010. Annual rent under the lease was $420,000. The Company is obligated to pay operating expenses and real estate

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes incurred by the landlord. The lease agreement grants the Company the right to terminate the lease at the end of the tenth lease year. The Company exercised that right in August 2004 and notified the landlord of its intent to terminate the lease in September 2005.

      The Company’s Canadian subsidiary leases two facilities totaling 202,916 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. The combined gross annual rent was $667,000 and increased to $713,000 in September 2003. The related lease agreements expire in 2005 and 2006, with various renewal options. The sublease agreement, at a gross annual rent of $144,000, expires in December 2005, with an option to renew.

      The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2012. Annual rental under the lease was $180,000, subject to adjustment every five years, plus a pro rata share of operating expenses incurred by the landlord.

      Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $6,019,000 and are due as follows: fiscal years ending September 30, 2005 — $2,166,000; 2006 — $1,362,000; 2007 — $1,225,000; 2008 — $253,000; 2009 — $253,000; thereafter — $760,000.

Note J — Summarized Quarterly Financial Information (Unaudited)

	Quarter Ended

	December 31	March 31	June 30	September 30

	(In thousands, except per share data)
Fiscal 2004
Net sales	$14,243	$14,674	$12,581	$12,124
Gross profit	7,532	8,554	7,306	6,486
Income (loss) before income taxes	435	456	(432)	(833)
Net income (loss)	360	380	(451)	(678)
Basic income (loss) per share	0.06	0.06	(0.07)	(0.11)
Diluted income (loss) per share	0.06	0.06	(0.07)	(0.11)
Fiscal 2003
Net sales	$15,475	$14,230	$14,805	$13,469
Gross profit	7,659	7,906	7,698	6,895
Loss before income taxes	(1,137)	(9)	(105)	(283)
Net loss	(1,137)	(9)	(105)	(583)
Basic loss per share	(0.18)	(0.00)	(0.02)	(0.09)
Diluted loss per share	(0.18)	(0.00)	(0.02)	(0.09)