Form 10-Q
period 2004-12-31
DELPHAX TECHNOLOGIES INC
filed 2005-02-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

As of February 11, 2005, there were 6,306,000 shares outstanding of Common Stock.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$724	$1,314
Accounts receivable, less allowance for doubtful accounts of $242 and $247 as of December 31, 2004 and September 30, 2004 respectively	8,403	7,897
Inventory	20,785	21,710
Other current assets	2,117	2,389

TOTAL CURRENT ASSETS	32,029	33,310

Equipment and fixtures, net	2,140	2,368

TOTAL ASSETS	$34,169	$35,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,664	$5,609
Accrued expenses	4,605	3,534
Income taxes payable	27	264
Current portion of bank credit facilities	815	1,266
Current portion of capital leases	102	99
Deferred revenue	591	468

TOTAL CURRENT LIABILITIES	9,804	11,240
Long-term portion of bank credit facilities and 7% convertible subordinated notes	7,774	7,738
Long-term portion of capital leases	153	179

TOTAL LIABILITIES	17,731	19,157

SHAREHOLDERS’ EQUITY
Common stock — par value $0.10 per share — authorized 50,000 shares; issued and outstanding: 6,287 and 6,271 as of December 31, 2004 and September 30, 2004, respectively	629	627
Additional paid-in capital	18,839	18,774
Accumulated other comprehensive loss	(342)	(711)
Accumulated deficit	(2,688)	(2,169)

TOTAL SHAREHOLDERS’ EQUITY	16,438	16,521

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,169	$35,678

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2004	2003
	(In thousands, except share data)
	(Unaudited)
Sales:
Maintenance, spares and supplies	$11,588	$12,124
Printing equipment	1,382	2,119

NET SALES	12,970	14,243
Cost of sales	6,287	6,711

GROSS PROFIT	6,683	7,532

Operating Expenses:
Selling, general and administrative	5,746	5,570
Research and development	1,069	1,254

	6,815	6,824

(LOSS) INCOME FROM OPERATIONS	(132)	708

Net interest expense	259	195
Net realized exchange loss	171	56
Net unrealized exchange (gain) loss	(55)	22

(LOSS) INCOME BEFORE INCOME TAXES	(507)	435

Income tax expense	12	75

NET (LOSS) INCOME	$(519)	$360

Basic and diluted (loss) earnings per common share	$(0.08)	$0.06

Weighted average number of shares outstanding during the period:
Basic	6,287	6,215
Diluted	6,287	6,264

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2004	2003
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net (loss) income	$(519)	$360
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	287	361
Non-cash interst on 7% convertible subordinated notes	148	—
Loss on disposal of equipment and fixtures	—	137
Other	19	(211)
Changes in operating assets and liabilities:
Accounts receivable, net	(261)	462
Inventory	1,081	(72)
Other current assets	334	(261)
Notes receivable from customers	—	(114)
Accounts payable and accrued expenses	(1,194)	746
Deferred revenue	111	105

NET CASH PROVIDED BY OPERATING ACTIVITIES	6	1,513

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(56)	(172)
Proceeds from sale of short-term investments	—	43

NET CASH USED IN INVESTING ACTIVITIES	(56)	(129)

FINANCING ACTIVITIES
Issuance of common stock for interest on 7% convertible subordinated notes	67	—
Repayment on bank credit facilities, net	(625)	(2,000)
Principal payments on capital lease obligations	(23)	(10)

NET CASH USED IN FINANCING ACTIVITIES	(581)	(2,010)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	41	52

DECREASE IN CASH AND CASH EQUIVALENTS	(590)	(574)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,314	2,670

CASH AND CASH EQUIVALENTS, END OF PERIOD	$724	$2,096

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim Financial Statements

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, have been included.

Interim unaudited financial results should be read in conjunction the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2004. Reclassifications have been made in the prior year to conform to classifications in the current year.

The results of operation for the three months ended December 31, 2004 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

2. Inventory

As of December 31, 2004 and 2003, inventory was comprised as follows:

	December 31,	September 30,
	2004	2004
	(In thousands)
Raw materials and component parts	$10,904	$11,093
Work-in-progress	1,184	1,156
Finished goods	8,697	9,461

	$20,785	$21,710

3. Earnings per Share

The following table sets forth the computation of basic and diluted loss and earnings per share:

	Three Months Ended
	December 31,
	2004	2003
	(In thousands, except share data)
Numerator:
Numerator for basic (loss) earnings per share	$(519)	$360
Dilutive potential loss, Convertible Notes	—	—

Numerator for diluted (loss) earnings per share	$(519)	$360

Denominator:
Denominator for basic earnings and loss per share, weighted average shares	6,287	6,215

Dilutive potential common shares:
Employee stock options	—	49
Warrants	—	—
Convertible Notes	—	—

Dilutive potential common share:	—	49

Denominator for diluted earnings and loss per share, adjusted weighted average shares	6,287	6,264

(Loss) earnings per common share	$(0.08)	$0.06

(Loss) earnings per common share, assuming dilution	$(0.08)	$0.06

For the first quarter of fiscal 2005, a dilutive potential loss of $65,000 related to Convertible Notes, and dilutive potential common shares related to employee stock options of 64,000, warrants of 16,000 and Convertible Notes of 938,000 were excluded because their effect would be antidilutive.

4. Comprehensive Income

The components of comprehensive loss and income, net of related tax, for the three months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended
	December 31,
	2004	2003
	(In thousands)
Net (loss) income	$(519)	$360

Foreign currency translation adjustment	369	418

Comprehensive (loss) income	$(150)	$778

5. Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). Pro forma net income and loss, and earnings and loss per share, determined as if we had accounted for employee stock options under the fair value method of those Statements, for the three months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended
	December 31,
	2004	2003
	(In thousands, except per share data)
Net (loss) income, as reported	$(519)	$360
Stock-based compensation determined under fair value based method for all awards	(44)	(52)

Pro forma net (loss) income, assuming fair value method for all stock-based awards	$(563)	$308

Basic (loss) earnings per share, as reported	$(0.08)	$0.06
Diluted (loss) earnings per share, as reported	(0.08)	0.06
Basic (loss) earnings per share, pro forma	(0.09)	0.05
Diluted (loss) earnings per share, pro forma	(0.09)	0.05

New Pronouncement

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), on December 16, 2004. This statement requires compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. The cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

We will be required to adopt SFAS 123(R) in the first fiscal period beginning after June 15, 2005, our fourth quarter of fiscal 2005. We have not completed our evaluation of SFAS 123(R), but the adoption of this new standard may have a significant impact on our financial results due to use of stock options as employee incentives.

6. Senior Credit Facilities and Convertible Subordinated Debt

Our debt consists of senior credit facilities totaling approximately $13.7 million and $3.0 million in 7% convertible subordinated notes (the Convertible Notes). The senior credit facilities are secured by substantially all of the Company’s assets. The Convertible Notes are unsecured and junior to the senior credit facilities, with interest payable in the form of 16,406 shares of Common Stock per quarter, which is expensed based on the average market price of the Common Stock over the interest period. Original issue discount on the Convertible Notes, approximately $1.4 million at issue, is being amortized to interest expense over the four-year life of the Convertible Notes.

The senior credit agreement was amended in February 2005, revising certain ratios and providing for a temporary increase in the interest rates applicable to the loan, ranging from 0.25% to 0.5%, when ratios fall outside certain parameters.

The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants, one of which is a tangible net worth covenant. It is our intent to meet this and all the covenants of the agreements, and we monitor prospective compliance with the bank covenants. If we determined that revenue shortfalls or other operating results indicate that we may not meet the tangible net worth covenant or any other covenant, we will initiate expense reduction plans to achieve compliance with the covenants. We have developed specific plans to reduce certain expenses in the event of covenant non-compliance, and the plans include, but may not be limited to, reductions in research and development costs and personnel costs. We believe that our plans to reduce expenses will be sufficient in order to meet the covenants at all scheduled measurement dates throughout fiscal 2005.

As of December 31, 2004, there was $6.7 million of indebtedness under the senior credit facilities, outstanding at an approximate average annual interest rate of 5.5%. The weighted average interest rate on all of the Company’s debt was approximately 10.0%, which gives effect to the senior credit facilities and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.

7. New Pronouncement — Inventory Costs

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material impact on the valuation of inventory or operating results.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion of our results of operations and financial condition should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Factors Affecting Results of Operations” and elsewhere in this report.

Overview

The Company’s business is the design, manufacture, sale and servicing of advanced digital print production equipment based on its patented electron beam imaging (EBI) technology. A majority of our revenue is from the sale of maintenance contracts, spare parts and supplies that are used with this equipment. The equipment includes both “roll-fed” or “web” presses (the CR Series and RS Series) where the paper input is on rolls, and “cut-sheet” or “sheet-fed” printers and presses (the Imaggia and the legacy Chectronic system) that use pre-cut sheets or paper or base stock.

For the first quarter of fiscal 2005 (the three months ended December 31, 2004), our revenues were improved over the immediately preceding quarter, but were lower than for the same quarter a year ago. The gross margin decreased slightly for the first quarter of fiscal 2005, compared with the same quarter last year, primarily due to unabsorbed overhead from lower equipment production levels in the current year period.

Operating expenses were flat year to year. The $132,000 loss from operations and increased interest expense and foreign currency exchange losses in the current year combined to result in a loss of $519,000 or $0.08 per share for the first quarter of fiscal 2005, compared with earnings of $360,000 or $0.06 per share for the corresponding quarter a year ago.

Critical Accounting Policies

We have prepared Management’s Discussion and Analysis of Results of Operations and Financial Condition, which discusses the Condensed Consolidated Financial Statements of the Company, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, inventory, allowance for doubtful accounts and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Revenue Recognition

Our printing equipment systems are tested at our facility prior to shipment, and we recognize revenue related to orders shipped under standard performance conditions when systems are shipped. Systems shipped subject to non-standard contractual performance conditions, such as financing approval or special print applications, are recognized as revenue upon completion or attainment of the specified condition. We recognize service revenue as services are rendered. For spare parts and supplies stored at customer sites, we recognize revenue when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. We record revenue for pre-press or finishing equipment manufactured by others on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as costs of sales.

Inventory

We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we project, additional reductions in stated value may be required.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on identification of specific accounts receivable, supplemented by a general allowance of approximately 20% of accounts aged greater than 90 days not otherwise specifically considered. Specific identification of doubtful accounts and determination of the amount of the required allowance involves a degree of judgment based on discussion with our customer support and sales organization, examination of the financial stability of our customers and review of their payment history. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for printed materials or economic recession, a greater degree of risk exists concerning the ultimate collectability of accounts receivable due to the impact that these conditions might have on our customer base. We evaluate the adequacy of the allowance for doubtful accounts quarterly.

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $3.2 million and $3.0 million as of December 31, 2004 and September 30, 2004, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operations

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended
	December 31,
	2004	2003
	(Unaudited)
Sales:
Maintenance, spares and supplies	89.3%	85.1%
Printing equipment	10.7	14.9

NET SALES	100.0	100.0
Cost of sales	48.5	47.1

GROSS PROFIT	51.5	52.9

Operating Expenses:
Selling, general and administrative	44.3	39.1
Research and development	8.2	8.8

	52.5	47.9

(LOSS) INCOME FROM OPERATIONS	(1.0)	5.0

Net interest expense	2.0	1.4
Net realized exchange loss	1.3	0.4
Net unrealized exchange (gain) loss	(0.4)	0.2

(LOSS) INCOME BEFORE INCOME TAXES	(3.9)	3.0

Income tax expense	0.1	0.5

NET (LOSS) INCOME	(4.0)%	2.5%

Net Sales. The Company’s revenues consist of sales of (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. For the first quarter of fiscal 2005, net revenues were $13.0 million, down 9% from $14.2 million for the first quarter of fiscal 2004.

For the first quarter of fiscal 2005, revenues from maintenance, spare parts and supplies of $11.6 million were down 4% from $12.1 million for the first quarter of fiscal 2004. We attribute the decrease in revenues to a decline in usage of the Company’s installed base of legacy equipment, offset by increases in OEM business and in CR Series usage. We expect revenues from maintenance, spare parts and supplies to continue to experience downward pressures from attrition of older equipment in the field, until such time as installations of our newer CR Series printing systems are sufficient to reverse this trend.

Revenues from the sale of printing equipment were $1.4 million for the first quarter of fiscal 2005, down 35% from $2.1 million for the same period in fiscal 2004. Our printing systems primarily consist of the CR Series and the Imaggia The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications. The decline in revenues from printing equipment for the first quarter of fiscal 2005, compared with the first quarter of fiscal 2004, was due to lower sales in all product lines except Imaggia.

Gross Margin. The Company’s gross margin percentage for the first quarter of fiscal 2005 was 52%, compared with 53% for the first quarter of fiscal 2004. The decrease in the gross margin percentage was primarily due to unabsorbed labor and overhead costs incurred in the first quarter of fiscal 2005 as a result of reduced equipment production levels. This unfavorable variance was partially offset by the greater proportion of fiscal 2005 net sales derived from maintenance, spare parts and supplies, at margins greater than the margin on equipment sales. In general, we anticipate that the gross margin percentage in fiscal 2005 as a whole will be lower than in fiscal 2004, as we expect full-year fiscal 2005 revenues to be derived from a higher proportion of printing equipment revenues at lower margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.7 million for the first quarter of fiscal 2005 were relatively flat compared with $5.6 million for the first quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 44% for the first quarter of fiscal 2005, compared with 39% for the year-ago quarter, primarily due to lower fiscal 2005 net sales levels.

Research and Development Expenses. Research and development expenses were $1.1 million for the first quarter of fiscal 2005, compared with $1.3 million for the first quarter of fiscal 2004, or 8% and 9% of net sales, respectively. The higher expense in fiscal 2004 was due to development of the CR2000 digital press and print quality enhancements for the CR Series printing systems, introduced to the marketplace in fiscal 2004.

Net Interest Expense. Net interest expense for the first quarter of fiscal 2005 was $259,000, compared with $195,000 in fiscal 2004. The increase was primarily due to non-cash interest expense of $148,000 related to the Convertible Notes issued in February 2004, partially offset by the lower interest expense on senior debt. The average senior debt outstanding was lower, but the applicable interest rates higher, for the first quarter of fiscal 2005, compared with the first quarter of fiscal 2004.

Foreign Exchange Gains and Losses. Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for the three months ended December 31, 2004 and 2003 were $116,000 and $78,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For fiscal 2005, we project that our income tax expense will be comprised of applicable minimum taxes as we anticipate utilizing loss carry-forwards from previous years. Interim income tax expense for the first quarter of fiscal 2005 has been recognized on that basis. For the first quarter of fiscal 2004, an interim period income tax expense of $75,000 was recognized based on projected profitable European operations for the fiscal year. As of December 31, 2004 and 2003, we have fully reserved deferred tax assets of $3.2 million and $2.6 million, respectively, recognizing that Delphax has incurred losses in four of the last five fiscal years and there is no assurance that future years will be profitable.

Earnings or Loss per Share. For the first quarter of fiscal 2005, basic and diluted loss per share was $0.08, compared with basic and diluted earnings per share of $0.06 for the first quarter of fiscal 2004. The decrease in earnings between periods was primarily attributable to slightly lower margins on lower net sales, coupled with flat operating expenses.

Market Risk

Delphax has foreign subsidiaries located in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 25% to 30% of its revenues from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.

The parent company’s net investment in its foreign subsidiaries was $7.3 million at December 31, 2004 and September 30, 2004, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter ended December 31, 2004. The functional currency of the Canadian subsidiary is the U.S. dollar.

In the past, but not in recent years, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first three months of fiscal 2004 and 2005, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in the three-month periods ended December 31, 2004 and 2003 of approximately $17,000 and $32,000, respectively.

Factors Affecting Results of Operations

The Company’s revenues are subject to fluctuations, which may be material. Our net sales and operating results may fluctuate from quarter to quarter because (i) our sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because our operating expenses are based on anticipated revenue levels and a high percentage of our operating costs are relatively fixed, variations in the timing of revenue recognition will result in significant fluctuations in operating results from period to period.

We have two significant customers that accounted for 25% and 19% of net sales in the first quarter of fiscal 2005 and 17% and 18% of net sales in the first quarter of fiscal 2004. We anticipate, but cannot assure, that these customers will continue to be significant throughout fiscal 2005. However, the loss of, or significant decrease in sales to, either of these customers could have a material adverse effect on the Company.

We are dependent on our bank credit facilities to fund operations. Our ability to maintain working capital depends on compliance with the credit agreements. The senior credit agreement was amended in February 2005, revising certain ratios and providing for a temporary increase in the interest rates applicable to the loan, ranging from 0.25% to 0.5%, when ratios fall outside certain parameters. The Company’s credit facilities are discussed below under the heading “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Working capital was $22.2 million at December 31, 2004, compared with $22.1 million at September 30, 2004. Accounts receivable increased from $7.9 million at September 30, 2004, to $8.4 million at December 31, 2004 due to timing of collections. Inventory decreased from $21.7 million at September 30, 2004, to $20.8 million at December 31, 2004 primarily due to sale of finished goods. Accounts payable and accrued expenses decreased approximately $874,000, from $9.1 million at September 30, 2004, to $8.3 million at December 31, 2004, primarily due to control over inventory purchases and expenses, partially offset by a customer deposit on a CR Series system placed at a customer site on a trial basis during the current-year quarter. In the first quarter of fiscal 2005, our debt decreased by approximately $415,000, primarily due to the reduction of the French credit facility.

We have undertaken no significant investing activities. No significant capital investment has been undertaken, and at December 31, 2004, Delphax had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

On February 5, 2004, we refinanced our bank debt by (i) issuing at par $3.0 million of convertible subordinated notes that were accompanied by warrants to purchase Company Common Stock, and (ii) entering into new senior credit agreements between Delphax and a new senior lender. See Note 6 to Condensed Consolidated Financial Statements for details. We expect availability under the credit facilities to be adequate to fund operations in fiscal 2005.

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Company’s Annual Report, the Company’s Form 10-K, in other filings with the Securities and Exchange Commission, in our press releases and in oral statements made to securities market analysts and shareholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The factors mentioned under the subheading “Factors Affecting Results of Operations” are among those that in some cases have affected, and in the future could affect, the Company’s actual results, and could cause actual financial performance to differ materially from that expressed in any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk” under Item 2. - Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

     The Chairman and Chief Executive Officer, Jay A. Herman, and Vice President and Chief Financial Officer, Jeffrey S. Mathiesen, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that our disclosure controls and procedures are effective in ensuring that material information related to Delphax is made known to them by others within the organization.

(b) Changes in Internal Controls.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.

PART II. OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

On October 1, 2004, the Company issued 16,406 shares of Company Common Stock in payment of $67,000 of accrued interest on the Company’s Convertible Notes. As of December 31, 2004, interest of $65,000 on the Convertible Notes was accrued related to the 16,406 shares issued on January 3, 2005. The Convertible Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The shares issued on October 1, 2004 and January 3, 2005 where issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 5. Other Information

     On February 11, 2005, Delphax and its Canadian subsidiary entered into amendments to their credit agreements with their senior lenders. The amendments are attached as Exhibits 10.1 and 10.2 to this Quarterly Report.

     The amendments reduce the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004, through March 31, 2005. During that period, the interest rates applicable to the loan are temporarily increased by 0.25% to 0.5% when the ratios fall outside of certain parameters. The potential increase in interest expense during this period is not expected to be material.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

     10.1 Amendment No. 4 to Loan and Security Agreement Dated February 4, 2004 between Delphax Technologies Inc. and LaSalle Business Credit, LLC

     10.2 Amending Agreement No. 2 to Loan and Security Agreement Dated February 4, 2004 between Delphax Technologies Canada Limited and ABN AMRO Bank N.V., Canada Branch

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

     32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

     32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

(b) The following report on Form 8-K was filed during the three months ended December 31, 2004:

December 16, 2004 - Form 8-K: Item 12. Disclosure of Results of Operations and Financial Condition - Earnings release issued December 16, 2004, for the fiscal year ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date February 11, 2005	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer

Date February 11, 2005	/s/ Jeffrey S. Mathiesen

Jeffrey S. Mathiesen
Vice President, Chief Financial Officer