Form 10-Q
period 2005-03-31
DELPHAX TECHNOLOGIES INC
filed 2005-05-06
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, there were 6,323,000 shares outstanding of Common Stock.

DELPHAX TECHNOLOGIES INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed consolidated balance sheets – March 31, 2005 and September 30, 2004

Condensed consolidated statements of operations – Three and six months ended March 31, 2005 and 2004

Condensed consolidated statements of cash flows – Three and six months ended March 31, 2005 and 2004

Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 2.	Recent Sales of Unregistered Securities

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,066	$1,314
Accounts receivable, less allowance for doubtful accounts of $205 and $247 as of March 31, 2005 and September 30, 2004, respectively	8,925	7,897
Inventory	19,812	21,710
Other current assets	1,838	2,203

TOTAL CURRENT ASSETS	31,641	33,124

Equipment and fixtures, net	1,941	2,368

TOTAL ASSETS	$33,582	$35,492

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable	$2,664	$5,609
Accrued compensation	1,978	2,025
Other accrued expenses	985	813
Income taxes payable	—	78
Current portion of bank credit facilities	1,154	1,266
Current portion of capital leases	105	99
Customer deposits	1,450	696
Deferred revenue	520	468

TOTAL CURRENT LIABILITIES	8,856	11,054
Long-term portion of bank credit facilities and 7% convertible subordinated notes	7,810	7,738
Long-term portion of capital leases	126	179

TOTAL LIABILITIES	16,792	18,971

SHAREHOLDERS’ EQUITY
Common stock — par value $0.10 per share — authorized 50,000 shares; issued and outstanding: 6,306 and 6,271 as of March 31, 2005 and September 30, 2004, respectively	631	627
Additional paid-in capital	18,906	18,774
Accumulated other comprehensive loss	(321)	(711)
Accumulated deficit	(2,426)	(2,169)

TOTAL SHAREHOLDERS’ EQUITY	16,790	16,521

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,582	$35,492

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
	(Unaudited)
Sales:
Maintenance, spares and supplies	$11,260	$12,296	$22,848	$24,420
Printing equipment	1,587	2,377	2,969	4,496

NET SALES	12,847	14,673	25,817	28,916
Cost of sales	5,669	6,120	11,956	12,831

GROSS PROFIT	7,178	8,553	13,861	16,085

Operating Expenses:
Selling, general and administrative	5,697	6,701	11,443	12,271
Research and development	1,013	1,207	2,082	2,461

	6,710	7,908	13,525	14,732

INCOME FROM OPERATIONS	468	645	336	1,353

Net interest expense	269	192	528	387
Net realized exchange (gain) loss	(54)	(43)	117	13
Net unrealized exchange (gain) loss	(21)	40	(76)	62

INCOME (LOSS) BEFORE INCOME TAXES	274	456	(233)	891

Income tax expense	12	76	24	151

NET INCOME (LOSS)	$262	$380	$(257)	$740

Basic and diluted earnings (loss) per common share	$0.04	$0.06	$(0.04)	$0.12

Weighted average number of shares outstanding during the period:
Basic	6,306	6,217	6,296	6,216
Diluted	6,366	6,401	6,296	6,332

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2005	2004
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net (loss) income	$(257)	$740
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	564	695
Non-cash interest on 7% convertible subordinated notes	287	97
Loss on disposal of equipment and fixtures	—	137
Other	38	(202)
Changes in operating assets and liabilities:
Accounts receivable, net	(765)	684
Inventory	2,105	(995)
Other current assets	606	(491)
Accounts payable, accrued expenses and deposits	(2,420)	2,124
Deferred revenue	41	131

NET CASH PROVIDED BY OPERATING ACTIVITIES	199	2,920

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(135)	(325)
Proceeds from sale of short-term investments	—	44

NET CASH USED IN INVESTING ACTIVITIES	(135)	(281)

FINANCING ACTIVITIES
Issuance of 7% convertible subordinated notes	—	3,000
Issuance of common stock:
For interest paid on 7% convertible subordinated notes	128	—
On exercise of stock options	7	79
Repayment on bank credit facilities, net	(445)	(6,623)
Principal payments on capital lease obligations	(47)	(22)

NET CASH USED IN FINANCING ACTIVITIES	(357)	(3,566)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	45	104

DECREASE IN CASH AND CASH EQUIVALENTS	(248)	(823)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,314	2,670

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,066	$1,847

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

Interim unaudited financial results should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004. Reclassifications have been made in the prior year to conform to classifications in the current year.

The results of operation for the three and six months ended March 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from those estimates.

2. Inventory

As of March 31, 2005 and September 30, 2004, inventory was comprised as follows:

	March 31,	September 30,
	2005	2004
	(In thousands)
Raw materials and component parts	$10,633	$11,093
Work-in-progress	1,074	1,156
Finished goods	8,105	9,461

	$19,812	$21,710

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings and loss per share:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic earnings (loss) per share	$262	$380	$(257)	$740
Dilutive potential loss, Convertible Notes	—	—	—	—

Numerator for diluted earnings (loss) per share	$262	$380	$(257)	$740

Denominator:
Denominator for basic earnings and loss per share, weighted average shares	6,306	6,217	6,296	6,216

Dilutive potential common shares:
Employee stock options	47	154	—	102
Warrants	13	30	—	14
Convertible Notes	—	—	—	—

Dilutive potential common shares	60	184	—	116

Denominator for diluted earnings and loss per share, weighted average shares	6,366	6,401	6,296	6,332

Earnings (loss) per common share — basic	$0.04	$0.06	$(0.04)	$0.12

Earnings (loss) per common share — diluted	$0.04	$0.06	$(0.04)	$0.12

Dilutive potential losses related to Convertible Notes were excluded from calculation of the numerator because the effect would be antidilutive. The amounts excluded for the three and six months ended March 31, 2005, and the three and six months ended March 31, 2004, respectively, were $141,000, $287,000, $97,000 and $97,000. Similarly, dilutive potential common shares were excluded from calculation of the denominator because the effect would be antidilutive. Shares therefore excluded were 56,000 related to employee stock options and 15,000 related to warrants for the six months ended March 31, 2005. In all periods, 938,000 shares related to the Convertible Notes were excluded from calculation of the denominator because of their antidilutive effect.

4. Comprehensive Income

The components of comprehensive income, net of related tax, for the three and six months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$262	$380	$(257)	$740

Foreign currency translation adjustment	21	119	390	537

Comprehensive income	$283	$499	$133	$1,277

5. Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148). Pro forma net income and loss, and earnings and loss per share, determined as if we had accounted for employee stock options under the fair value method of those Statements, for the three and six months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$262	$380	$(257)	$740
Stock-based compensation determined under fair value based method for all awards	52	59	105	118

Pro forma net income (loss), assuming fair value method for all stock-based awards	$210	$321	$(362)	$622

Basic earnings (loss) per share, as reported	$0.04	$0.06	$(0.04)	$0.12
Diluted earnings (loss) per share, as reported	0.04	0.06	(0.04)	0.12
Basic earnings (loss) per share, pro forma	0.03	0.05	(0.06)	0.10
Diluted earnings (loss) per share, pro forma	0.03	0.05	(0.06)	0.10

New Pronouncement

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), on December 16, 2004. This statement requires compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. The cost will be measured based on the fair value of the equity or liability instruments on the date they are issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

We will be required to adopt SFAS 123(R) in the fiscal year beginning after June 15, 2005, our fiscal 2006. We have not completed our evaluation of SFAS 123(R), but the adoption of this new standard may have a significant impact on our financial results due to use of stock options as employee incentives.

6. Senior Credit Facilities, Line of Credit and Convertible Subordinated Debt

Our debt primarily consists of senior credit facilities totaling approximately $13.7 million and $3.0 million in 7% convertible subordinated notes (the Convertible Notes). The senior credit facilities are secured by substantially all of the Company’s assets. The Convertible Notes are unsecured and junior to the senior credit facilities, with interest payable in the form of 16,406 shares of Common Stock per quarter, which is expensed based on the average market price of the Common Stock over the interest period. Original issue discount on the Convertible Notes, approximately $1.4 million at issue, is being amortized to interest expense over the four-year life of the Convertible Notes. A line of credit has also been established in France, with a balance outstanding of $746,000 and $541,000 as of March 31, 2005 and September 30, 2004, respectively.

The senior credit agreements were amended in February 2005, revising the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004, through March 31, 2005 and providing for interest rates ranging from prime plus 0.25% to prime plus 1% depending on the calculated debt service coverage ratio. As of March 31, 2005, the interest rates applicable to our revolving and term loans were 6.5% and 6.75%, respectively.

The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants, one of which is a tangible net worth covenant. It is our intent to meet this and all the covenants of the agreements, and we monitor prospective compliance with the bank covenants. If we determine that revenue shortfalls or other operating results indicate that we may not meet the tangible net worth covenant or any other covenant, we will initiate expense reduction plans to achieve compliance with the covenants. We have developed specific plans to reduce certain expenses in the event of covenant non-compliance, and the plans include, but may not be limited to, reductions in research and development costs and personnel costs. We believe that our plans to reduce expenses will be sufficient in order to meet the covenants at all scheduled measurement dates throughout fiscal 2005.

As of March 31, 2005, there was $6.2 million of indebtedness under the senior credit facilities, outstanding at an approximate average annual interest rate of 6.5%. The weighted average interest rate on all of the Company’s debt was approximately 10.3%, which gives effect to the senior credit facilities, the line of credit in France and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.

7. New Pronouncement – Inventory Costs

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

Overview

The Company’s business is the design, manufacture, sale and servicing of advanced digital print production equipment based on our patented electron beam imaging (EBI) technology. A majority of our revenue is from the sale of maintenance, spare parts and supplies that are used with this equipment. The equipment includes both “roll-fed” or “web” presses (the CR Series and RS Series) where the paper input is on rolls, and “cut-sheet” or “sheet-fed” printers and presses (the Imaggia and the legacy Chectronic system) that use pre-cut sheets of paper or base stock.

For the second quarter and first half of fiscal 2005 (the three- and six-month periods ended March 31, 2005), our revenues were lower than for those periods last year. The market for digital printing equipment remains soft and improvements in our revenues from maintenance, spares and supplies depend on expanding our installed base of equipment.

We have been able to significantly reduce our operating expenses in fiscal 2005, particularly selling, general and administrative expenses. As a result, net income was $262,000, or $0.04 per share, for the second quarter of fiscal 2005, and net loss for the first half of the year was $257,000, or $0.04 per share, compared with net income in the second quarter and first six months of fiscal 2004 of $380,000, or $0.06 per share, and $740,000, or $0.12 per share, respectively.

Critical Accounting Policies

We have prepared Management’s Discussion and Analysis of Results of Operations and Financial Condition, which discusses the Condensed Consolidated Financial Statements of the Company, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, product warranties, inventory, allowance for doubtful accounts and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Revenue Recognition

Revenue on printing equipment sales is recognized upon customer acceptance and transfer of risk of loss. Revenue for equipment sales is not recognized when the contract includes a right of return until after the expiration of the right. Discounts, credits and other sales incentive arrangements offered to our customers are accounted for as reductions to revenue at the point the revenue is recognized. Revenue for post-shipment obligations, such as training and installation, considered perfunctory as defined under Staff Accounting Bulletin No. 104, Revenue Recognition, are deferred and recognized as the services are performed. For spare parts and supplies stored at customer sites, we recognize revenue when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. In accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principle verses Net as an Agent, as primary obligor to the manufacturer, we record revenue for pre-press or finishing equipment manufactured by others on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as costs of sales.

Product Warranties

We provide a limited warranty on our digital presses, certain licensed software and on proprietary spares and supplies. Our standard equipment warranty commences with installation and extends for a period of 90 days thereafter. Similarly, on proprietary spares and supplies, our warranty is for 90 days from product shipment date. For certain licensed software, we warrant substantial conformance to documented specifications. Warranty reserves are reviewed quarterly and adjustments are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Inventory

We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than we project, additional reductions in stated value may be required.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on identification of specific accounts receivable, supplemented by a general allowance of approximately 20% of accounts aged greater than 90 days not otherwise specifically considered. Specific identification of doubtful accounts and determination of the amount of the required allowance involves a degree of judgment based on discussion with our customer support and sales organization, examination of the financial stability of our customers and review of their payment history. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for printed materials or economic recession, a greater degree of risk exists concerning the ultimate collectibility of accounts receivable due to the impact that these conditions might have on our customer base. We evaluate the adequacy of the allowance for doubtful accounts quarterly.

Income Taxes

In determining the carrying value of the Company’s net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $2.2 million and $3.0 million as of March 31, 2005 and September 30, 2004, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that this or future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operations

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(Unaudited)
Sales:
Maintenance, spares and supplies	87.6%	83.8%	88.5%	84.5%
Printing equipment	12.4	16.2	11.5	15.5

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	44.1	41.7	46.3	44.4

GROSS PROFIT	55.9	58.3	53.7	55.6

Operating Expenses:
Selling, general and administrative	44.4	45.7	44.3	42.4
Research and development	7.9	8.2	8.1	8.5

	52.3	53.9	52.4	50.9

INCOME FROM OPERATIONS	3.6	4.4	1.3	4.7

Net interest expense	2.1	1.3	2.0	1.3
Net realized exchange (gain) loss	(0.4)	(0.3)	0.5	0.0
Net unrealized exchange (gain) loss	(0.2)	0.3	(0.3)	0.3

INCOME (LOSS) BEFORE INCOME TAXES	2.1	3.1	(0.9)	3.1

Income tax expense	0.1	0.5	0.1	0.5

NET INCOME (LOSS)	2.0%	2.6%	(1.0)%	2.6%

Net Sales. The Company’s revenues consist of sales of (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. For the second quarter of fiscal 2005, net sales were $12.8 million, down 12% from $14.7 million for the second quarter of fiscal 2004. For the first six months of fiscal 2005, net sales were $25.8 million, down 11% from $28.9 million for the same period in fiscal 2004.

For the second quarter of fiscal 2005, revenues from maintenance, spare parts and supplies of $11.3 million were down 8% from $12.3 million for the second quarter of fiscal 2004. Similarly, revenues from maintenance, spare parts and supplies for the first half of fiscal 2005 were $22.8 million, compared with $24.4 million for the same period in fiscal 2004, lower by 6%. We attribute the decrease in revenues in both of the fiscal 2005 periods primarily to a decline in usage of the Company’s installed base of legacy equipment, offset by increases in CR Series usage. We expect revenues from maintenance, spare parts and supplies to continue to experience varying degrees of downward pressure from attrition of older equipment in the field, until such time as installations of our newer CR Series printing systems are sufficient to reverse this trend.

Net sales of printing equipment were $1.6 million for the second quarter of fiscal 2005, down 33% from $2.4 million for the same period in fiscal 2004. For the six months ended March 31, 2005, revenues from the sale of printing equipment were $3.0 million, 34% lower than printing equipment sales for the same period in fiscal 2004 of $4.5 million. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications. The decline in revenues from printing equipment for the second quarter of fiscal 2005, compared with the second quarter of fiscal 2004, was due to fewer CR Series system sales. For the first half of fiscal 2005 compared with the first half of fiscal 2004, the decline in revenues from printing equipment was due to lower sale in all product lines except Imaggia.

Gross Margin. The Company’s gross margin percentage for the second quarter of fiscal 2005 was 56%, compared with 58% for the second quarter of fiscal 2004, and 54% for the first half of fiscal 2005, compared with 56% for the same period in fiscal 2004. The decrease in the gross margin percentage was primarily due to unabsorbed labor and overhead costs incurred in fiscal 2005 as a result of reduced equipment production levels. This unfavorable variance was partially offset by the greater proportion of fiscal 2005 net sales derived from maintenance, spare parts and supplies, at margins greater than the margin on equipment sales. In general, we anticipate that the gross margin percentage in fiscal 2005 as a whole will be lower than in fiscal 2004, as we expect revenues for the last half of fiscal 2005 to be derived from a higher proportion of printing equipment revenues at lower margins and for unabsorbed labor costs, at some level, to adversely impact gross margin until production levels are increased.

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.7 million for the second quarter of fiscal 2005, compared with $6.7 million for the same quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 44% for the second quarter of fiscal 2005, compared with 46% for the year-ago quarter. Reduced legal, professional and bank refinancing costs accounted for approximately one-third and one-half of the quarterly and six-month reductions, respectively. Reduced customer support costs and, to a lesser extent, reduced compensation costs mostly from a workforce reduction program comprised the majority of the remainder of the decrease in these expenses between periods.

Research and Development Expenses. Research and development expenses were $1.0 million for the second quarter of fiscal 2005, compared with $1.2 million for the second quarter of fiscal 2004, or 8% of net sales in each period. For the six months ended March 31, 2005, research and development expenses were $2.1 million, compared with $2.5 million for the same period in fiscal 2004, or 8% and 9% of net sales, respectively. The higher expenses in fiscal 2004 were due to purchased materials and compensation costs for the development of the CR2000 digital press and print quality enhancements for the CR Series printing systems, introduced to the marketplace in fiscal 2004.

Net Interest Expense. Net interest expense for the second quarter of fiscal 2005 was $269,000, compared with $192,000 for the second quarter of fiscal 2004. The increase was primarily due to non-cash interest expense on the Convertible Notes of $141,000 in the current fiscal year quarter, compared with non-cash interest of $97,000 in the year-ago quarter. The Convertible Notes were issued in February 2004, and thus were outstanding for only a part of the year-ago period. Net interest expense for the first half of fiscal 2005 was $528,000, with a non-cash component of $287,000, compared with net interest expense for the first half of fiscal 2004 of $387,000, with a non-cash component of $97,000. The bank debt levels, to which the cash interest expense applies, have tended to be lower and the interest rates higher in fiscal 2005, compared with fiscal 2004.

Foreign Exchange Gains and Losses. Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange gains for the three months ended March 31, 2005 and 2004 were $75,000 and $3,000, respectively. For the six-month periods ended March 31, 2005 and 2004, we recognized transactional exchange losses of $41,000 and $75,000, respectively. The Company experiences translational foreign currency exchange gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For fiscal 2005, we project that our income tax expense will be comprised of applicable minimum taxes, as we anticipate utilizing loss carry-forwards from previous years. Interim income tax expense for the second quarter and the first six months of fiscal 2005 was recognized on that basis, at $12,000 and $24,000, respectively. For the second quarter and the first six months of fiscal 2004, interim period income tax expense of $76,000 and $151,000, respectively, was recognized based on projected profitable European operations for the fiscal year. As of March 31, 2005 and 2004, we have fully reserved deferred tax assets of $2.2 million and $2.7 million, respectively, recognizing that Delphax has incurred losses in four of the last five fiscal years and there is no assurance that this or future years will be profitable.

Earnings or Loss per Share. For the second quarter of fiscal 2005, basic and diluted earnings per share were $0.04, compared with basic and diluted earnings per share of $0.06 for the second quarter of fiscal 2004. For the first six months of fiscal 2005, basic and diluted loss per share was $0.04, compared with basic and diluted earnings per share of $0.12 for the first six months of fiscal 2004. The second quarter of fiscal 2005 was profitable as a result of bringing current expense levels in line with current net sales levels.

Market Risk

Delphax has foreign subsidiaries located in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 25% to 30% of its revenues from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.

The parent company’s net investment in its foreign subsidiaries was $4.9 million at March 31, 2005, compared with $7.3 million at September 30, 2004, translated into U.S. dollars at the closing exchange rates. The decrease between periods was primarily due to losses in the Canadian subsidiary resulting from low sales levels to the parent company and idle plant capacity. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarter and six months ended March 31, 2005. The functional currency of the Canadian subsidiary is the U.S. dollar.

In the past, but not in recent years, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first six months of fiscal 2005 and 2004, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in the three-month periods ended March 31, 2005 and 2004 of approximately $17,000 and $24,000, respectively, and in the six-month periods then ended of approximately $34,000 and $56,000, respectively.

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

We have two significant customers that accounted for 30% and 17% of net sales in the second quarter of fiscal 2005 and 19% and 20% of net sales in the second quarter of fiscal 2004. For the first six months of fiscal 2005, these customers accounted for 28% and 18% of net sales, compared with 18% and 19% of net sales for the same period in fiscal 2004. We anticipate, but cannot assure, that these customers will continue to be significant throughout fiscal 2005. However, the loss of, or significant decrease in sales to, either of these customers could have a material adverse effect on the Company.

We are dependent on our bank credit facilities to fund operations. Our ability to maintain working capital depends on compliance with the credit agreements. The senior credit agreements were amended in February 2005, revising the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004, through March 31, 2005 and providing for interest rates ranging from prime plus 0.25% to prime plus 1% depending on the calculated debt service coverage ratio. As of March 31, 2005, the interest rates applicable to our revolving and term loans were 6.5% and 6.75%, respectively. The Company’s credit facilities are discussed below under the heading “Liquidity and Capital Resources.”

Liquidity and Capital Resources

Working capital was $22.8 million at March 31, 2005, compared with $22.1 million at September 30, 2004. Accounts receivable increased from $7.9 million at September 30, 2004, to $8.9 million at March 31, 2005 due to timing of collections. Inventory decreased from $21.7 million at September 30, 2004, to $19.8 million at March 31, 2005 primarily due to sale of finished goods, but with lesser reductions in both raw materials and component parts, and work-in-progress. Accounts payable decreased approximately $2.9 million, from $5.6 million at September 30, 2004, to $2.7 million at March 31, 2005, primarily due to reductions in inventory purchases and expenses and payment of vendor payables during the period. Debt, excluding capital leases, totaled approximately $9.0 million at March 31, 2005 and September 30, 2004, as detailed below.

	March 31, 2005		September 30, 2004
	Balance	Available	Balance	Available
	Outstanding	Credit	Outstanding	Credit
		(In thousands)
Senior credit facilities:
Term loans	$931	$—	$1,028	$—
Revolving loans, $12.5 million limit	5,316	2,110	5,631	1,917
Line of credit, France	746	—	541	—

Total bank credit facilities	6,993	2,110	7,200	1,917

7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the 4-year term of the loan	1,971	—	1,804	—

Total debt, excluding capital leases	$8,964	$2,110	$9,004	$1,917

We expect availability under the credit facilities to be adequate to fund operations in fiscal 2005.

We have undertaken no significant investing activities. No significant capital investment has been undertaken, and at March 31, 2005, Delphax had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

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

PART II. OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

On January 3, 2005, we issued 16,406 shares of Delphax Common Stock in payment of $65,000 of accrued interest on the Company’s Convertible Notes. As of March 31, 2005, interest of $57,000 on the Convertible Notes was accrued related to 16,406 shares issued on April 1, 2005. The Convertible Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The shares issued in payment of accrued interest on the Convertible Notes were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 5. Other Information

On February 11, 2005, Delphax and its Canadian subsidiary entered into amendments to their credit agreements with their senior lenders. The amendments reduced the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004, through March 31, 2005. During that period, the interest rates applicable to the loan are temporarily increased by 0.25% to 0.5% when the ratios fall outside of certain parameters. The related increase in interest expense during this period was not material.

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are included herein:

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

     (b) The following report on Form 8-K was filed during the three months ended March 31, 2005:

     February 10, 2005 – Form 8-K: Item 12. Disclosure of Results of Operations and Financial Condition – Earnings release issued February 10, 2005, for the first fiscal quarter ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date	May 2, 2005	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer

Date	May 2, 2005	/s/ Jeffrey S. Mathiesen

Jeffrey S. Mathiesen
Vice President, Chief Financial Officer