Form 10-Q
period 2005-06-30
DELPHAX TECHNOLOGIES INC
filed 2005-08-04
CIK 350692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
As of August 2, 2005, there were 6,339,000 shares outstanding of Common Stock.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
DELPHAX TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$871	$1,314
Accounts receivable, less allowance for doubtful accounts of $186 and $247 as of June 30, 2005 and September 30, 2004, respectively	7,914	7,897
Inventory	19,347	21,710
Other current assets	1,873	2,203

TOTAL CURRENT ASSETS	30,005	33,124

Equipment and fixtures, net	1,692	2,368

TOTAL ASSETS	$31,697	$35,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,685	$5,609
Accrued compensation	1,840	2,025
Other accrued expenses	790	813
Income taxes payable	36	78
Current portion of bank credit facilities	1,504	1,266
Current portion of capital leases	107	99
Customer deposits	1,273	696
Deferred revenue	446	468

TOTAL CURRENT LIABILITIES	8,681	11,054
Long-term portion of bank credit facilities and 7% convertible subordinated notes	6,066	7,738
Long-term portion of capital leases	98	179

TOTAL LIABILITIES	14,845	18,971

SHAREHOLDERS’ EQUITY
Common stock — par value $0.10 per share — authorized 50,000 shares; issued and outstanding: 6,323 and 6,271 as of June 30, 2005 and September 30, 2004, respectively	632	627
Additional paid-in capital	18,962	18,774
Accumulated other comprehensive loss	(604)	(711)
Accumulated deficit	(2,138)	(2,169)

TOTAL SHAREHOLDERS’ EQUITY	16,852	16,521

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,697	$35,492

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
		(Unaudited)
Sales:
Maintenance, spares and supplies	$12,210	$11,981	$35,058	$36,401
Printing equipment	942	600	3,911	5,096

NET SALES	13,152	12,581	38,969	41,497
Cost of sales	5,746	5,275	17,702	18,106

GROSS PROFIT	7,406	7,306	21,267	23,391

Operating Expenses:
Selling, general and administrative	5,537	6,324	16,980	18,595
Research and development	1,195	1,228	3,277	3,689

	6,732	7,552	20,257	22,284

INCOME (LOSS) FROM OPERATIONS	674	(246)	1,010	1,107

Net interest expense	241	236	769	623
Net realized exchange loss (gain)	59	(70)	176	(57)
Net unrealized exchange loss (gain)	74	20	(2)	82

INCOME (LOSS) BEFORE INCOME TAXES	300	(432)	67	459

Income tax expense	12	19	36	170

NET INCOME (LOSS)	$288	$(451)	$31	$289

Basic and diluted earnings (loss) per common share	$0.05	$(0.07)	$0.00	$0.05

Weighted average number of shares outstanding during the period:
Basic	6,323	6,250	6,305	6,227
Diluted	6,349	6,250	6,361	6,361
See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2005	2004
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net income	$31	$289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	838	1,022
Non-cash interest on 7% convertible subordinated notes	423	137
Loss on disposal of equipment and fixtures	—	259
Other	57	56
Changes in operating assets and liabilities:
Accounts receivable, net	45	1,505
Inventory	2,347	(2,797)
Other current assets	493	(862)
Notes receivable from customers	—	670
Accounts payable, accrued expenses and deposits	(2,762)	1,895
Deferred revenue	(19)	(538)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,453	1,636

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(162)	(406)
Proceeds from sale of short-term investments	—	44

NET CASH USED IN INVESTING ACTIVITIES	(162)	(362)

FINANCING ACTIVITIES
Issuance of 7% convertible subordinated notes	—	3,000
Issuance of common stock:
For interest paid on 7% convertible subordinated notes	186	124
On exercise of stock options	7	79
Repayment on bank credit facilities, net	(1,870)	(5,740)
Principal payments on capital lease obligations	(73)	(41)

NET CASH USED IN FINANCING ACTIVITIES	(1,750)	(2,578)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	75

DECREASE IN CASH AND CASH EQUIVALENTS	(443)	(1,229)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,314	2,670

CASH AND CASH EQUIVALENTS, END OF PERIOD	$871	$1,441

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
The results of operations for the three and nine months ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
2. Inventory
As of June 30, 2005 and September 30, 2004, inventory was comprised as follows:

	June 30,	September 30,
	2005	2004
	(In thousands)
Raw materials and component parts	$10,628	$11,093
Work-in-progress	1,082	1,156
Finished goods	7,637	9,461

	$19,347	$21,710

3. Earnings per Share
The following table sets forth the computation of basic and diluted earnings and loss per share:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic earnings (loss) per share	$288	$(451)	$31	$289
Dilutive potential loss, Convertible Notes	—	—	—	—

Numerator for diluted earnings (loss) per share	$288	$(451)	$31	$289

Denominator:
Denominator for basic earnings and loss per share, weighted average shares	6,323	6,250	6,305	6,227

Dilutive potential common shares:
Employee stock options	26	—	46	89
Warrants	—	—	10	45
Convertible Notes	—	—	—	—

Dilutive potential common shares	26	—	56	134

Denominator for diluted earnings and loss per share, weighted average shares	6,349	6,250	6,361	6,361

Earnings (loss) per common share — basic	$0.05	$(0.07)	$0.00	$0.05

Earnings (loss) per common share — diluted	$0.05	$(0.07)	$0.00	$0.05

Dilutive potential losses related to Convertible Notes were excluded from calculation of the numerator because the effect would be antidilutive. The amounts excluded for the three and nine months ended June 30, 2005, and the three and nine months ended June 30, 2004, respectively, were $137,000, $423,000, $162,000 and $259,000. Similarly, dilutive potential common shares were excluded from calculation of the denominator because the effect would be antidilutive. Shares therefore excluded related to stock options for the three months ended June 30, 2004 were 135,000. Shares therefore excluded related to warrants for the three months ended June 30, 2005 and 2004, respectively, were zero and 94,000. In all periods, 938,000 shares related to the Convertible Notes were excluded from calculation of the denominator because of their antidilutive effect.
Options to purchase shares of Common Stock and warrants were excluded from calculation of the denominator because the exercise prices were greater than the average market prices of the common shares for those periods. Shares therefore excluded related to stock options for the three and nine months ended June 30, 2005, and the three and nine months ended June 30, 2004, respectively, were 458,000, 303,000, 94,000 and 245,000. The options expire on various dates through January 6, 2012. Shares therefore excluded related to warrants for the three months ended June 30, 2005 were 516,000. The exercise price of all outstanding warrants is $3.51 per share. The warrants expire on February 4, 2008.

4. Comprehensive Income
The components of comprehensive income or loss, net of related tax, for the three and nine months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Net income (loss)	$288	$(451)	$31	$289

Foreign currency translation adjustment	(283)	3	107	539

Comprehensive income (loss)	$5	$(448)	$138	$828

5. Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). Pro forma net income and loss, and earnings and loss per share, determined as if we had accounted for employee stock options under the fair value method of those Statements, for the three and nine months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$288	$(451)	$31	$289
Stock-based compensation determined under fair value based method for all awards	42	47	147	151

Pro forma net income (loss), assuming fair value method for all stock-based awards	$246	$(498)	$(116)	$138

Basic earnings (loss) per share, as reported	$0.05	$(0.07)	$0.00	$0.05
Diluted earnings (loss) per share, as reported	0.05	(0.07)	0.00	0.05
Basic earnings (loss) per share, pro forma	0.04	(0.08)	(0.02)	0.02
Diluted earnings (loss) per share, pro forma	0.04	(0.08)	(0.02)	0.02
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

6. Senior Credit Facilities, Line of Credit and Convertible Subordinated Debt
Our debt primarily consists of senior credit facilities totaling approximately $13.7 million and $3.0 million in 7% convertible subordinated notes (the Convertible Notes). The senior credit facilities are secured by substantially all of the Company’s assets. The Convertible Notes are unsecured and junior to the senior credit facilities, with interest payable in the form of 16,406 shares of Common Stock per quarter, which is expensed based on the average market price of the Common Stock over the interest period. Original issue discount on the Convertible Notes, approximately $1.4 million at issue, is being amortized to interest expense over the four-year life of the Convertible Notes. A line of credit has also been established in France, with a balance outstanding of $246,000 and $541,000 as of June 30, 2005 and September 30, 2004, respectively.
The senior credit agreements were amended in February 2005, revising the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004, and thereafter, providing for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to US prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of June 30, 2005, the interest rates applicable to our loans were 6.0% and 6.5% for our Canadian and US revolving loans, respectively, and 6.75% for our term loans.
The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. It is our intent to meet all the covenants of the agreements, and we monitor prospective compliance with the bank covenants. If we determine that revenue shortfalls or other operating results indicate that we may not meet any covenant, we will initiate expense reduction plans to achieve compliance with the covenants. We expect to be in compliance with the terms of the credit agreements throughout the remainder of fiscal 2005.
As of June 30, 2005, there was $5.3 million of indebtedness under the senior credit facilities, outstanding at an approximate average annual interest rate of 6.4%. The weighted average interest rate on all of the Company’s debt was approximately 10.6%, which gives effect to the senior credit facilities, the line of credit in France and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.
7. New Pronouncement — Inventory Costs
In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material effect on the valuation of inventory or operating results.

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
Overview
The Company’s business is the design, manufacture, sale and servicing of advanced digital print production equipment based on our patented electron beam imaging (EBI) technology. A majority of our net sales is from the sale of maintenance, spare parts and supplies that are used with this equipment. The equipment includes both “roll-fed” or “web” presses (the CR Series and RS Series) where the paper input is on rolls, and “cut-sheet” or “sheet-fed” printers and presses (the Imaggia and the legacy Chectronic system) that use pre-cut sheets of paper or base stock.
For the third quarter of fiscal 2005 (the three-month period ended June 30, 2005), our net sales from both sales of printing equipment and maintenance, spares and supplies were higher than for the third quarter last year. Net sales from maintenance, spares and supplies were higher in the third quarter of fiscal 2005 than in any of the previous four quarters. Net sales from maintenance, spares and supplies may vary from quarter to quarter, but trend improvements depend on expanding our installed base of equipment. The market for digital printing equipment remains soft. For the first nine months of fiscal 2005 (the nine-month period ended June 30, 2005), net sales, from both sale of printing equipment and sales of maintenance, spares and supplies, were lower than for the same period a year ago.
We have been able to significantly reduce our operating expenses in fiscal 2005, particularly selling, general and administrative expenses. As a result, net income was $288,000, or $0.05 per share, for the third quarter of fiscal 2005, compared with a net loss of $451,000, or $0.07 per share, for the same quarter a year ago. For the first nine months of fiscal 2005 and 2004, net income was $31,000, or $0.00 per share, and $289,000, or $0.05 per share, respectively. Despite lower operating expense levels in fiscal 2005, lower nets sales levels, lower margins on those sales and higher foreign exchange losses resulted in a less profitable nine-month period in fiscal 2005 than a year ago.
Critical Accounting Policies
We have prepared Management’s Discussion and Analysis of Results of Operations and Financial Condition, which discusses the Condensed Consolidated Financial Statements of the Company, in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, product warranties, inventory, allowance for doubtful accounts and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Income Taxes
In determining the carrying value of the Company’s net deferred tax assets, we assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $2.0 million and $3.0 million as of June 30, 2005 and September 30, 2004, respectively, recognizing that the Company has incurred losses in four of the last five fiscal years and there is no assurance that this or future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operations
The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Unaudited)
Sales:
Maintenance, spares and supplies	92.8%	95.2%	90.0%	87.7%
Printing equipment	7.2	4.8	10.0	12.3

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	43.7	41.9	45.4	43.6

GROSS PROFIT	56.3	58.1	54.6	56.4

Operating Expenses:
Selling, general and administrative	42.1	50.3	43.6	44.8
Research and development	9.1	9.8	8.4	8.9

	51.2	60.1	52.0	53.7

INCOME (LOSS) FROM OPERATIONS	5.1	(2.0)	2.6	2.7

Net interest expense	1.8	1.9	2.0	1.5
Net realized exchange loss (gain)	0.4	(0.6)	0.4	(0.1)
Net unrealized exchange loss (gain)	0.6	0.2	(0.0)	0.2

INCOME (LOSS) BEFORE INCOME TAXES	2.3	(3.5)	0.2	1.1

Income tax expense	0.1	0.1	0.1	0.4

NET INCOME (LOSS)	2.2%	(3.6)%	0.1%	0.7%

Net Sales. The Company’s net sales consist of sales of (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. For the third quarter of fiscal 2005, net sales were $13.2 million, a 5% increase over $12.6 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, net sales were $39.0 million, down 6% from $41.5 million for the same period in fiscal 2004.
Third quarter fiscal 2005 net sales from maintenance, spare parts and supplies were $12.2 million, 2% above $12.0 million for the same period of fiscal 2004. For the first nine months of fiscal 2005, net sales from maintenance, spare parts and supplies were $35.1 million, compared with $36.4 million for the same period in fiscal 2004, lower by 4%. We attribute the decrease in fiscal-year-to-date net sales, compared with the same period a year ago, primarily to a decline in usage of the Company’s installed base of legacy equipment, that is partially offset by increases in CR Series usage. We attribute the higher net sales from maintenance, spares and supplies in the third quarter of fiscal 2005, compared with the year-earlier quarter to increased utilization by a customer and as part of characteristic variability of these sales. We expect net sales from maintenance, spare parts and supplies to continue to experience varying degrees of downward pressure from attrition of older equipment in the field, until such time as installations of our newer CR Series printing systems are sufficient to reverse this trend.
Net sales of printing equipment were $942,000 for the third quarter of fiscal 2005, compared with $600,000 for the same period in fiscal 2004. For the nine months ended June 30, 2005, net sales of printing equipment were $3.9 million, 23% lower than printing equipment sales of $5.1 million for the same period in fiscal 2004. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in

Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications. For the first nine months of fiscal 2005 compared with the same period in fiscal 2004, the decline in net sales from printing equipment was due to lower sales in all equipment product lines.
Gross Margin. The Company’s gross margin percentage for the third quarter of fiscal 2005 was 56%, compared with 58% for the third quarter of fiscal 2004, and 55% for the first nine months of fiscal 2005, compared with 56% for the same period in fiscal 2004. The decrease in the gross margin percentage was primarily due to unabsorbed labor and overhead costs incurred in fiscal 2005 as a result of reduced equipment production levels. This unfavorable variance was partially offset by the greater proportion of fiscal 2005 net sales derived from maintenance, spare parts and supplies, at margins greater than the margin on equipment sales.
Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.5 million for the third quarter of fiscal 2005, compared with $6.3 million for the same quarter of fiscal 2004. As a percentage of net sales, selling, general and administrative expenses were 42% for the third quarter of fiscal 2005, compared with 50% for the year-ago quarter. Reduced compensation costs mostly from permanent and temporary workforce reductions comprised approximately 80% of the reduction in these expenses between periods. For the nine months ended June 30, 2005 and 2004, selling, general administrative expenses were $17.0 million and $18.6 million, or 44% and 45% of net sales, respectively. Of the $1.6 million year-to-year decrease in these expenses, approximately 70% was the result of reduced compensation costs and approximately 15% was due to lower bank charges and legal and profession fees, which were significantly higher than normal last year as a result of refinancing our debt in fiscal 2004.
Research and Development Expenses. Research and development expenses were $1.2 million for the third quarter of fiscal 2005 and 2004, or 9% and 10% of net sales, respectively. For the nine months ended June 30, 2005, research and development expenses were $3.3 million, compared with $3.7 million for the same period in fiscal 2004, or 8% and 9% of net sales, respectively. The higher expenses in fiscal 2004 were due to purchased materials and compensation costs for the development of the CR2000 digital press and print quality enhancements for the CR Series printing systems, which were introduced to the marketplace in fiscal 2004.
Net Interest Expense. Net interest expense for the third quarter of fiscal 2005 was $241,000, compared with $236,000 for the third quarter of fiscal 2004, with non-cash components of $137,000 and $162,000, respectively. The increase was due to higher cash interest expense resulting from higher interest rates applicable to lower average debt levels, partially offset by the lower non-cash interest expense. For the first nine months of fiscal 2005 and 2004, net interest expense was $769,000 and $623,000, with non-cash components of $423,000 and $259,000, respectively. The Convertible Notes were issued in February 2004, and thus were outstanding for only a part of the fiscal 2004 period. The bank debt levels, to which the cash interest expense applies, have tended to be lower and the interest rates higher in fiscal 2005, compared with fiscal 2004.
Foreign Exchange Gains and Losses. Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for the third quarter of fiscal 2005 were $133,000, compared with net transactional exchange gains of $50,000 for the third quarter of fiscal 2004. For the nine-month periods ended June 30, 2005 and 2004, we recognized transactional exchange losses of $174,000 and $25,000, respectively. The Company experiences translational foreign currency exchange gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For fiscal 2005, we project that our income tax expense will be comprised of applicable minimum taxes, as we anticipate utilizing loss carry-forwards from previous years. Interim income tax expense for the third quarter and the first nine months of fiscal 2005 was recognized on that basis, at $12,000 and $36,000, respectively. For the third quarter and the first nine months of fiscal 2004, interim period income tax expense of $19,000 and $170,000, respectively, was recognized based on projected profitable European operations for the fiscal year. As of June 30, 2005 and 2004, we have fully reserved deferred tax assets of $2.0 million and $2.9 million, respectively, recognizing that Delphax has incurred losses in four of the last five fiscal years and there is no assurance that this or future years will be profitable.
Earnings or Loss per Share. For the third quarter of fiscal 2005, basic and diluted earnings per share were $0.05, compared with basic and diluted loss per share of $0.07 for the third quarter of fiscal 2004. For the first nine months of fiscal 2005 and 2004, basic and diluted earnings per share were $0.00 per share and $0.05 per share, respectively. The second and third quarters of fiscal 2005 were profitable as a result of bringing current expense levels in line with current net sales levels.
Market Risk
Delphax has foreign subsidiaries located in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 25% to 30% of its net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.
The parent company’s net investment in its foreign subsidiaries was $6.6 million at June 30, 2005, compared with $7.3 million at September 30, 2004, translated into U.S. dollars at the closing exchange rates. The decrease between periods was primarily due to losses in the Canadian subsidiary resulting from low sales levels to the parent company and idle plant capacity. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the U.S. dollar against foreign currencies was not material in the quarters and nine months ended June 30, 2005 and 2004. The functional currency of the Canadian subsidiary is the U.S. dollar.
In the past, but not in recent years, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the first nine months of fiscal 2005 and 2004, the Company did not enter into any foreign exchange contracts and does not anticipate entering into any such contracts in the near future.
Interest Rate Risk
Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point increase in interest rates would result in incremental interest expense in the three-month periods ended June 30, 2005 and 2004 of approximately $16,000 and $20,000, respectively, and in the nine-month periods then ended of approximately $50,000 and $76,000, respectively.
Factors Affecting Results of Operations
The Company’s net sales are subject to fluctuations, which may be material. Our net sales and operating results may fluctuate from quarter to quarter because (i) our sales cycle is relatively long, (ii) the size of orders may vary significantly, (iii) the availability of financing for customers in some countries is variable, (iv) customers may postpone or cancel orders, and (v) economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because our operating expenses are based on anticipated revenue levels and a high percentage of our operating costs are relatively fixed, variations in the timing of revenue recognition will result in significant fluctuations in operating results from period to period.
We have two significant customers that accounted for 28% and 17% of net sales in the third quarter of fiscal 2005 and 21% and 23% of net sales in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, these customers accounted for 28% and 18% of net sales, compared with 19% and 20% of net sales for the same periods in fiscal 2004. We anticipate, but cannot assure, that these customers will continue to be significant throughout the remainder of fiscal 2005. However, the loss of, or significant decrease in sales to, either of these customers could have a material adverse effect on the Company.
We are dependent on our senior credit facilities to fund operations. Our ability to maintain working capital depends on compliance with the credit agreements. The senior credit agreements were amended in February 2005, revising the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004 and thereafter, providing for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to US prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of June 30, 2005, the interest rates applicable to our loans were 6.0% and 6.5% for our Canadian and US revolving loans, respectively, and 6.75% for our term loans. The Company’s credit facilities are discussed below under the heading “Liquidity and Capital Resources.”
Liquidity and Capital Resources
Working capital was $21.3 million at June 30, 2005, compared with $22.1 million at September 30, 2004. Accounts receivable were $7.9 million at June 30, 2005 and September 30, 2004. Inventory decreased from $21.7 million at September 30, 2004, to $19.3 million at June 30, 2005, primarily due to sale of finished goods, but with lesser reductions in both raw materials and component parts, and work-in-progress. Accounts payable decreased approximately $2.9 million, from $5.6 million at September 30, 2004, to $2.7 million at June 30, 2005, primarily due to reductions in inventory purchases and expenses and payment of vendor payables during the period. Debt, excluding capital leases, totaled approximately $7.6 million and $9.0 million at June 30, 2005 and September 30, 2004, respectively, as detailed below.

	June 30, 2005		September 30, 2004
	Balance	Available	Balance	Available
	Outstanding	Credit	Outstanding	Credit
		(In thousands)
Senior credit facilities:
Term loans	$883	$—	$1,028	$—
Revolving loans, $12.5 million limit	4,384	2,762	5,631	1,917
Line of credit, France	246	—	541	—

Total bank credit facilites	5,513	2,762	7,200	1,917

7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the the 4-year term of the loan	2,057	—	1,804	—

Total debt, excluding capital leases	$7,570	$2,762	$9,004	$1,917

We expect availability under the credit facilities to be adequate to fund operations throughout the remainder of fiscal 2005.
We have undertaken no significant investing activities. No significant capital investment has been undertaken, and at June 30, 2005, Delphax had no material commitments for capital expenditures. Short-term investments are purchased as cash is available and sold as they mature.

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

PART II. OTHER INFORMATION
Item 2. Recent Sales of Unregistered Securities
On April 1, 2005, we issued 16,406 shares of Delphax Common Stock in payment of $57,000 of accrued interest on the Company’s Convertible Notes. As of June 30, 2005, interest of $51,000 on the Convertible Notes was accrued related to 16,407 shares issued on July 1, 2005. The Convertible Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The shares issued in payment of accrued interest on the Convertible Notes were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on April 7, 2005. At the Annual Meeting, the shareholders re-elected Jay A. Herman and Kenneth E. Overstreet to serve through the 2008 Annual Meeting. Mr. Herman’s re-election was by a vote of 4,986,000 shares in favor, 75,000 shares withholding authority and a broker non-vote of zero shares. Mr. Overstreet’s re-election was by a vote of 5,015,000 shares in favor, 47,000 shares withholding authority and a broker non-vote of zero shares. Shareholders also approved the selection of Grant Thornton LLP as the Company’s independent public auditors for fiscal 2005 by a vote of 5,051,000 shares in favor, 1,000 shares against, 9,000 shares abstaining and a broker non-vote of zero shares.
Item 6. Exhibits and Reports on Form 8-K
(a) The following exhibits are included herein:
         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).
         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).
(b) The following report on Form 8-K was filed during the three months ended June 30, 2005:
         May 4, 2005 — Form 8-K: Item 12. Disclosure of Results of Operations and Financial Condition — Earnings release issued May 4, 2005, for the second fiscal quarter ended March 31, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.

Registrant

Date August 2, 2005	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer

Date August 2, 2005	/s/ Jeffrey S. Mathiesen

Jeffrey S. Mathiesen
Vice President, Chief Financial Officer