Form 10-K
period 2005-09-30
DELPHAX TECHNOLOGIES INC
filed 2005-12-12
CIK 350692

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005
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
Common Stock ($.10 par value)
Preferred Stock Purchase Rights
(Title of Class)

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock as reported by NASDAQ on March 31, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $20,433,000 based upon a total of 6,306,000 shares held as of March 31, 2005 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.
      There were 6,356,000 shares outstanding of Registrant’s $.10 par value Common Stock as of December 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended September 30, 2005, are incorporated by reference into Part III.

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
Company Background
      Delphax Technologies Inc. (the Company) designs, manufactures, sells and services advanced digital print-production equipment based on its patented electron beam imaging (EBI) technology. The majority of our net sales derives from the sale of maintenance, spare parts and supplies that are used with our equipment. Delphax brand printing equipment provides customers with the capability to personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications. The Company was formed in 1981 and shipped its first digital printing system for the production of checks and other financial documents, the Model 2000 Checktronic®, in 1983.
      The Company has had a significant presence in the international check production marketplace since 1983. The integration of the check production functions provided by the Checktronic allowed lower cost production of small check orders (25 to 100 checks) that are typical in most markets outside the United States. This, and an improvement in printing quality, created a demand for our equipment in many international markets. We opened a subsidiary in England in 1983 and a subsidiary in France in 1987.
      During 1998, we launched the Imaggia® MG20 digital press in response to the changing demands of security printers and on-demand printing applications worldwide. The Imaggia MG20 system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. We market the Imaggia system to customers with high-volume folio production and print-on-demand (POD) applications.
      In July 2001, we announced the introduction of the Imaggia II digital press. Faster, easier to use and supporting a larger media size than the Imaggia MG20 system, the Imaggia II features a flat-screen operator interface with the front-end data processing capacity to support production of truly variable data from sheet to sheet. We began shipping the Imaggia II system in the second quarter of fiscal 2002.
      In December 2001, the Company, through a newly organized Canadian subsidiary, acquired substantially all of the North American business assets of Delphax Systems and Delphax Systems, Inc. (collectively, the “Delphax Business”). The Delphax Business developed, manufactured and distributed print engines, print management software and a range of digital printing systems incorporating the Delphax Business’s proprietary EBI technology. It was the supplier of the print engines used in a number of our products and also supplied print engines to a number of non-competing original equipment manufacturers (OEM). The acquisition was significant in that it secured the patented EBI technology for the print engines used in the Company’s products. Shortly after the acquisition, the Company changed its name to Delphax Technologies Inc.
      We have maintained supply and license arrangements with the OEM customers of the Delphax Business. These OEM customers provide an important non-competing channel for distributing EBI technology-based products to additional commercial printing markets.
      In April 2002, we announced the introduction of the CR Series of high-volume, roll-fed digital printing presses. The CR900 and CR1300 digital presses deliver 200 and 300 feet per minute throughput, respectively. Both digital presses feature wide-format, duplex production at full 600 X 600 DPI (dots per inch) print quality for publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. We sold our first CR Series digital press in June 2002.

      During fiscal 2003, we consolidated all manufacturing and engineering operations in the Canadian subsidiary, located in Mississauga, suburban Toronto, Canada.
      In May 2004, we successfully introduced the CR2000 at the Drupa 2004 tradeshow in Germany. This product features a throughput of 450 feet per minute and includes substantial print quality improvements and the same paper processing capabilities as the other CR Series digital presses.
      As of September 30, 2005, there were installations using Delphax EBI technology in more than 60 countries.
Products
      Digital printing equipment is classified as either “roll-fed” or “sheet-fed” printers or presses, depending on their paper-handling characteristics. Roll-fed printing equipment uses rolls of paper, or fan-folded stacks of paper, and may also be called “web” printing equipment. Sheet-fed printing equipment requires the input of individual pre-cut sheets of paper, or base stock, and may also be called “cut-sheet” printing equipment.
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
      We sell both roll-fed and sheet-fed printing equipment that is currently used in a number of commercial printing applications: folio production, insurance claims, fulfillments, disbursements, publishing, direct mail and transaction processing. Folio production applications include the printing of checkbooks and financial payment coupon books. Insurance claims applications consist of explanation of benefit forms and insurance claim checks. Fulfillment applications include coupons and rebate checks. Disbursement applications include accounts payable checks and payroll checks. Publishing applications include the printing of books, legal and financial documents and manuals. Direct mail applications include the printing of personalized and mass-market mailings. Transaction processing applications include the printing of invoices and statements. Delphax brand advanced digital print-production equipment enables our customers to cost-effectively produce applications of these types. We also license and manufacture EBI technology for our OEM partners that create differentiated product solutions for additional markets.
      The Delphax digital presses employ our patented EBI technology. Our flagship products, the CR Series and the Imaggia II system, deliver industry-leading throughput for high-volume roll-fed and sheet-fed printing environments. The systems are durable and reliable for 24 hours a day, 7 days a week, operation, and are able to handle a wide range of substrates, from ultra lightweight paper to heavy stock.
      Roll-fed Printing Equipment. The premier Delphax roll-fed digital press is the CR2000 high-volume, web production system, which delivers 450 feet per minute throughput and features wide-format, duplex production at full 600 X 600 DPI print quality. We market three models of the CR Series system to publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. The CR Series accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and can be purchased with various output paper handling options. The CR Series digital presses provide a high degree of flexibility, reliability and the consistency required to produce high quality printed output while reducing production costs.
      The other Delphax roll-fed printer is the RS Series. The RS Series utilizes our EBI print technology to provide roll-fed duplex production at rated speeds of up to 330 pages per minute. We market three models of the RS Series to customers that require quality, short-run, quick-turnaround printing. The system is well suited for the production of statements and transaction documents, coupons and tags, student information, explanation of benefits pamphlets and letter checks.
      Sheet-fed Printing Equipment. Currently, our premier sheet-fed digital presses are in the Imaggia II Series, which offer best-in-class throughput of up to 300 pages (8 1/2” X 11”) per minute at 600 X 600 DPI print quality.

The Imaggia II system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Imaggia II print quality also meets worldwide standards for MICR encoding on secure documents. We market two models of the Imaggia II Series, the IM220 and the IM300, to customers for the high-volume production of checks, financial documents, business forms, calendars and customized direct mail applications. The Imaggia II system accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and varying paper sizes up to 18.75” in width and 26” in length. The Imaggia II system can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability and print consistency. We estimate that approximately 60% of the consumer checkbooks that are printed digitally in North America are printed on an Imaggia system.
      The other notable Delphax brand of sheet-fed printers is the Checktronic. The Checktronic print system uses a combination of EBI and impact printing technology. We market the Checktronic print system to customers with medium to high-volume folio production, insurance claim, fulfillment and disbursement applications. The Checktronic operates at rated speeds of up to 120 pages per minute and can be purchased with advanced security and audit capability. It is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa.
      Finishing Systems. In addition to document production systems, we manufacture a finishing system to complement our sheet-fed printing equipment. The Foliotronic® Plus system consists of a guillotine and stitcher/binder module. Its rated throughput is up to 2,000 books per hour. When used with our printing equipment, the Foliotronic Plus system enables customers with folio production applications to transform various paper stocks into finished books.
      Additional finishing systems are offered in conjunction with our sheet-fed and roll-fed printing equipment through various external supplier partnerships we have established in order to provide complete print production solutions to our customers. These additional finishing systems may provide such post-printing activities as batching, stacking, slitting, cutting, folding and binding, depending upon the type of equipment and the application. Suppliers of finishing systems are required to meet stringent standards for quality, reliability and interoperability with the Delphax brand of printing equipment.
      Pre-press Software and Hardware. We offer various pre-press software and hardware solutions for use with our printing equipment, providing the data integration tools necessary to manage the print production process. We have developed some of these pre-press software and hardware solutions while others are provided through various external supplier partnerships we have established. Suppliers of pre-press software and hardware solutions are required to meet stringent standards for quality, reliability and interoperability with Delphax brand printing equipment.
      Maintenance, Spare Parts and Supplies. Net sales from maintenance, spare parts and supplies result from the sale of maintenance contracts, spare parts and proprietary items to customers using Delphax brand printing equipment. Maintenance contracts were sold for the majority of equipment systems we sold in fiscal 2005. These contracts typically are for one-year renewable terms, beginning after expiration of the warranty period (typically 90 days from customer acceptance of a system), and can be terminated by either party with notice. The contract provides for the customer to pay charges for time and materials on an annual service contract basis. The maintenance services are provided through our service network, which uses employee and contract customer support engineers based in our major service locations. Some customers elect to provide their own maintenance and service on the equipment they have purchased. Historically, warranty service expense has not been significant to the Company after the initial units of a new product have been placed with customers.
      Supplies are operating materials that are consumed during normal operation of our equipment systems, such as EBI print heads that are consumed in creating the electronic image, erase rods that are consumed in removing the electronic image, and toner that is consumed in the printing process. Delphax brand printing equipment is designed to operate with spare parts and supply items provided by the Company, and we believe that we supply the vast majority of the spare parts and supplies used with our equipment.

Sales and Marketing
      Organization. We sell printing equipment and maintenance, spare parts and supplies predominantly through direct sales staff based in the United States and Europe. We also utilize licensed distributors and resellers to supplement our sales coverage of the commercial printing marketplace. Our world-wide marketing activities are centralized at the Company’s headquarters in Minnetonka, Minnesota, USA. Key marketing activities include market and product direction, product life cycle planning, system pricing, execution of promotional plans (including major industry events), creation and implementation of advertising and public relations strategies, development of collateral materials and sales support. In addition, we utilize market research and market development resources to anticipate changes in our competitive environment.
      United States Market. Historically, the market for our products was primarily the production of checks and other financial documents. In recent years, the market for Delphax products has been expanded to include segments of the publishing, direct mail and additional transaction processing markets.
      The publishing market in the United States is comprised of two major segments: (i) long-run printing applications, and (ii) short-run printing applications, referred to as POD applications. Long-run printing applications include newspapers, magazines, first edition book printing, consumer catalogs and greeting cards. POD applications include the production of checks and other financial documents, coursework textbooks, forms, newsletters, second edition paperback books, personalized catalogs, policy manuals, product catalogs and product manuals. We market our CR Series digital web presses in both segments of the publishing market.
      The direct mail market is comprised of variable data printing applications including postcards, self-mailers, letters, flyers and personalized newsletters. The transaction processing market is comprised of variable data printing applications including bill and statement production, check writing, policy printing and security documents. We have an installed base in both these markets where we offer both roll-fed and sheet-fed printing equipment.
      The market in the United States for checks and other financial documents is the largest in the world, notwithstanding the fact that the annual consumption of checks has declined over the last several years. We believe alternatives to the check document, such as debit and credit cards, will continue to reduce the number of checks used, although the size and rate of reduction are difficult to predict. Company studies have shown that other documents produced using Delphax printing equipment have exhibited higher growth rates over the same period. These documents include payment coupons, tax payment and other installment payment products.
      International Market. Historically, the market for Delphax products outside the United States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on our printing equipment because of its automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the high quality MICR printing capabilities incorporated into Delphax printing equipment. As a result of these market factors, we have successfully penetrated the largest personal check production markets outside of the United States, including France, Mexico, Philippines, Spain and the United Kingdom. With the relatively recent addition of the CR Series digital web presses, we have significant new international opportunities in book publishing, direct mail, financial printing, packaging inserts and other print applications. See Note 9 to the Consolidated Financial Statements.
Significant Customers
      We are party to a multi-year service contract with a significant customer. The service contract, renewed in April 2005, will continue through December 31, 2008. Total net sales to this customer, predominantly from service, have been significant, representing 27%, 20% and 21% of total net sales for fiscal 2005, 2004 and 2003, respectively. We also have a significant OEM customer for whom we manufacture equipment that is sold under the customer’s name. Net sales to this customer were 18%, 20% and 13% of total net sales for fiscal 2005, 2004 and 2003, respectively. We anticipate but cannot assure that net sales from these customers will also be significant in fiscal 2006.

Competition
      Delphax brand products are sold into a number of different market segments. Competition will differ depending on the segment and application in which the Company competes. Many of our competitors are well established and have significantly greater access to technical, marketing, financial and personnel resources. We believe sales of the CR Series and Imaggia systems are critical to our ability to remain competitive in the markets we serve, and we are continuing to invest in the future success of these products with improved speed and print quality enhancements. See “Research and Development.”
      Folio production involves the manufacture of checkbooks and payment coupon books. In North America, check production is dominated by a small number of companies: Deluxe Corporation (St. Paul, Minnesota); John H. Harland Company (Decatur, Georgia); Davis + Henderson Intercheques (Toronto, Ontario); and Clarke American (San Antonio, Texas); all are Delphax customers. These major customers establish competitive standards for alphanumeric print quality, MICR print quality and delivery time that must be met or surpassed in order to compete effectively in the United States personal check market. With the Checktronic system product line, we established a presence only in the production of new account kits, money market checkbooks and other applications that do not require offset or letterpress quality. The Imaggia system was designed to provide entry into the North American check production market. We successfully penetrated this market. We estimate that approximately 60% of the consumer checkbooks that are printed digitally in North America are printed on an Imaggia system. Our major competitors in the digital printing and manufacture of checkbooks in North America are Xerox (United States) and Océ (Germany).
      International folio production markets, like the North American payment book production market, are also driven more by cost and production efficiency factors than by alphanumeric print quality standards. In addition, enforcement of high MICR standards by the clearing banks in most international markets makes MICR printing quality an extremely important competitive factor.
      The Company’s Checktronic product line has found a high degree of acceptance in international market segments because it provides the efficiency, production flexibility and MICR quality sought by the major check producers. We compete in the international marketplace with Xerox, Océ and Nipson (France).
      The publishing market, with its varied applications and specialized requirements, is highly competitive. Heidelberg (Germany), Nipson, Océ, IBM (United States), Hitachi (Japan), Kodak (United States) and Xerox are currently our major competitors in the publishing market. Printing for the direct mail market is focused on high-volume, low cost production. Our major competitors in this market are IBM, Océ, Xerox and Kodak. The transaction document printing market demands high-volume, low cost production and the capability to process variable data. IBM, Océ and Xerox are our major competitors in the transaction document printing market.
      We have not faced extensive direct competition from third parties in providing maintenance, spare parts and supplies for our printing equipment. The cost and availability from the Company of maintenance, spare parts and supplies are typically carefully considered by customers in evaluating a purchase of Delphax brand printing equipment, and this has an important competitive effect on our pricing of maintenance, spare parts and supplies. Some customers elect to provide their own maintenance services.
Backlog
      The Company had a backlog of unfulfilled orders of approximately $9.1 million at September 30, 2005, compared with approximately $10.0 million at December 10, 2004. At September 30, 2005, backlog included an order for one Foliotronic. Other backlog as of both dates was comprised of maintenance, supplies and spare parts. Because of customer changes in delivery schedules and potential cancellation of orders, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period.
      We manufacture equipment to orders received, and to date, we have never been unable to meet a scheduled shipment date because of excessive order backlog. Absent a multi-unit order with varying scheduled ship dates, we would only rarely expect to have a significant backlog of equipment orders.

Manufacturing and Sources of Supply
      Our manufacturing process enables us to produce a platform version of our primary printing presses that can be quickly configured to a customer’s specific order without rework. This process has enabled us to begin manufacturing without firm final orders. As a result, we can better manage parts and material inventories and respond quickly to new orders.
      In fiscal 2003, we consolidated all manufacturing and engineering operations in the Canadian subsidiary, located in Mississauga, suburban Toronto, Canada. Some components of our printing equipment are manufactured by outside vendors, tested and then incorporated into the systems by Delphax employees. Most of the components are available from multiple sources; however, many of the critical components of our print systems would require redesign if new suppliers were used.
Research and Development
      Throughout our history, we have focused our research and development activities on the development of digital printing equipment capable of producing, on a precision basis, financial documents at required speeds and volumes. We continue to develop the CR Series of roll-fed equipment, which is targeted at customers with high-volume publishing POD and direct mail applications. Development activities for the CR Series are focused on increasing throughput speed and enhancing print quality. We also continue to develop features for the Imaggia print system, which is targeted at customers with high-volume folio production and POD applications, and has achieved its greatest success to date in the high-volume United States check printing market. Software enhancements to improve the pre-press capabilities and front-end data processing and serviceability of both the CR Series and Imaggia systems in the field are also important. In keeping with our philosophy of providing continuous improvement to the units operating at customer sites, most of the new capabilities of both the CR Series and the Imaggia can also be offered to existing customers in the field as upgrades. We expect that product-engineering efforts seeking further improvements and enhancements will be ongoing. The Company’s research and development expenditures were $4.5 million in fiscal 2005, $5.0 million in fiscal 2004 and $4.7 million in fiscal 2003.
Patents
      We have patented certain aspects of our printing equipment. With the acquisition of the Delphax Business in December 2001, the Company acquired a number of patents relating to EBI print technology, its printing equipment and components of such equipment. In addition, the Company received certain rights to patents held by others for EBI print technology, its printing equipment and components of such equipment. There is no assurance that such patents and rights to patents will afford us any competitive advantage. We believe that our future success will depend primarily upon the technical competence and creative skills of our employees rather than on patents. Patents held by others may cover Delphax printing equipment, or components of such equipment, in whole or part. Although we are not presently aware of any such patents, we could be required to obtain patent licenses in order to continue conducting business.
Employees
      As of September 30, 2005, we had 337 full-time and 3 part-time employees. Many of our employees are highly skilled, and the future success of the Company will depend, in part, on attracting and retaining such employees. The Company is not subject to any collective bargaining agreement and we consider our employee relations to be good.
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

Item 1A.	Risk Factors
Market Risk
      Delphax has foreign subsidiaries in Canada, the United Kingdom and France. We do business in more than 60 countries and generate approximately 20% to 30% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business. See Note 9 to the Consolidated Financial Statements.
      The Company’s net investment in its foreign subsidiaries was $7.1 million and $7.3 million at September 30, 2005 and 2004, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material in the fiscal years ended September 30, 2005 and 2004. The functional currency of the Canadian subsidiary is the U.S. dollar.
      From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In fiscal 2005 and 2004, the Company did not enter into any foreign exchange contracts. However, strategies to reduce the magnitude of gains or losses will be reviewed and implemented whenever economical and practical.
Interest Rate Risk
      Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense in fiscal 2005, 2004 and 2003 of approximately $62,000, $95,000 and $119,000, respectively.
      Interest on the $3.0 million of outstanding Convertible Notes is determined by dividing the monetary value of the accrued interest at a fixed 7% rate by the initial conversion price of $3.20 per common share, or 16,406 shares of Common Stock. Interest expense on the Convertible Notes is recorded quarterly based on the fair value of the 16,406 shares issued quarterly in payment of interest, measured at the average closing price of the Common Stock over the period. Accordingly, interest expense on the Convertible Notes may fluctuate from quarter to quarter but is not subject to interest rate risk.
Risk Related to Operations
      The Company’s operations are subject to a number of risks, which include but are not limited to the following:

Limited sales of our new product lines. Acquisition of the Delphax Business in December 2001 significantly expanded our product lines to include the CR Series and RS Series of roll-fed printing equipment. To date, a limited number of CR Series presses and RS Series print system have been sold and there can be no assurance that these products can be sold in meaningful numbers in the future.

Reliance on two significant customers. In fiscal 2005, we had two significant customers that individually accounted for 27% and 18% of net sales. We anticipate, but cannot assure, that these customers will continue to be significant in fiscal 2006. The loss of, or a significant decrease in sales to, either of these customers could have a material adverse effect on the Company’s financial condition and results of operation.

Requirements for availability of working capital. We depend on our revolving credit facilities for working capital. The lender has a security interest in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on maintaining a borrowing base of eligible accounts receivable and, to a lesser extent, eligible inventory and complying with financial covenants concerning tangible net worth, debt service coverage, interest coverage and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.

Substantial operations in foreign markets. Delphax has foreign subsidiaries in Canada, the United Kingdom and France, does business in more than 60 countries and generates approximately 20% to 30% of its net sales from outside North America. The ability to sell products in foreign markets may be affected by changes in economic, political or market conditions in those foreign markets that are outside the Company’s control.

Net sales are subject to fluctuations, which may be material. Our net sales and operating results may fluctuate from quarter to quarter because the sales cycle is relatively long, the size of orders may vary significantly, the availability of financing for customers in some countries is variable, customers may postpone or cancel orders, and economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because operating expenses are based on anticipated net sales levels and a high percentage of the operating costs are relatively fixed, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.

Item 2.	Properties
      Our corporate headquarters is located in Minnetonka, a suburb of Minneapolis, Minnesota. We currently occupy a 75,000 square foot building, under lease since 1996. This long-term lease arrangement terminated August 31, 2005. We continue to occupy the building under a temporary lease arrangement until April 2006, when we expect to move to 6100 110th Street, Bloomington, MN 55438-2664, also a suburb of Minneapolis, Minnesota. In November 2005, we entered into a ten-year lease agreement, commencing April 1, 2006, for approximately 50,000 square feet of office and warehouse space at the new site. Rent under the lease is approximately $157,000 the first year, stepping up to approximately $326,000 in the second year, then increasing gradually to approximately $472,000 in the tenth year. The lease includes renewal options and the right to terminate the lease after eight years with notice and a cancellation fee.
      The Canadian subsidiary leases two facilities, one on Timberlea Boulevard and the other on Tomken Road totaling approximately 203,000 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. As of September 30, 2005, combined gross annual rent under the leases was approximately $977,000. The sublease agreement, at a gross annual rent of approximately $155,000, expires in December 2005, with an option to renew. We are in negotiations with the tenant for renewal of the sublease.
      On September 15, 2005, our Canadian subsidiary entered into a new five-year lease agreement with its landlord for the Timberlea Boulevard facility. This lease, for the approximately 179,000 square feet that are occupied by the subsidiary or subleased to another company, commences as the existing lease expires and is effective December 1, 2006 through November 30, 2011. Annual rents under the agreement increase ratably of the five-year term, from approximately $869,000 in the first year of the lease, to approximately $962,000 in the fifth year. The lease for the Tomken Road facility expires in 2006.
      In addition, we lease office space for our sales and service center in Crawley, England, under a lease which expires in 2012, with annual lease payments subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. As of September 30, 2005, the annual lease payment for this facility was approximately $248,000. We lease smaller office premises for our sales and service center in France at an annual lease rate as of September 30, 2005 of approximately $57,000.
      We believe that our current arrangements for facilities are adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings
      The Company is involved in legal proceedings, which are routine litigation incident to its business. While it is impossible to estimate with certainty the ultimate legal and financial result of such litigation, management is of the opinion that while such litigation may have an impact on results of a particular reporting period, the ultimate disposition of such litigation will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      Delphax Common Stock trades on the over-the-counter market and is quoted on the National Market tier of the National Association of Securities Dealers Automated Quotation System (“NASDAQ”) under the symbol “DLPX.” The following table sets forth, for the periods indicated, the range of high and low closing prices per share as reported by NASDAQ. The NASDAQ bid quotations represent inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low

Year ended September 30, 2005
First quarter	$4.350	$3.300
Second quarter	4.090	2.750
Third quarter	3.990	2.750
Fourth quarter	3.500	2.480
Year ended September 30, 2004
First quarter	$3.640	$3.040
Second quarter	5.000	2.550
Third quarter	7.000	3.570
Fourth quarter	5.440	3.230
Holders
      As of December 1, 2005, we had 255 holders of Common Stock of record.
Dividends
      The holders of Common Stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. Since its inception, the Company has not paid any dividends and we do not anticipate paying any dividends in the foreseeable future. Our lending agreements prohibit the payment of dividends.
Equity Compensation Plan Information
      The following table sets forth certain information regarding outstanding options to purchase Common Stock as of September 30, 2005:

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued	Weighted average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

	(In thousands, except per share data)
Equity compensation plans approved by security holders:
The 1991 Plan	18	$9.63	216
The 1997 Plan	392	3.10	257
The 2000 Plan	462	3.50	780
Equity compensation plans not approved by security holders:
None	—	—	—

	872	$3.44	1,253

Item 6.	Selected Financial Data
      The following financial data for the fiscal years ended September 30, 2005, 2004, 2003 and 2002 reflects the post-acquisition results of acquiring the Delphax Business in December 2001.

	Year Ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales	$51,627	$53,622	$57,979	$52,404	$43,078
Net income (loss)	306	(389)	(1,834)	(2,392)	2,150
Earnings (loss) per share:
— basic	0.05	(0.06)	(0.30)	(0.39)	0.35
— diluted	0.05	(0.06)	(0.30)	(0.39)	0.35
Weighted average number of shares outstanding during the period(1)	6,314	6,238	6,189	6,167	6,174
Weighted average number of shares and equivalents outstanding during the period, assuming dilution(2)	6,359	6,238	6,189	6,167	6,228
Consolidated Balance Sheets Data:
Working capital	$21,556	$22,031	$11,393 (3)	$24,048	$16,945
Total assets	30,400	35,492	37,072	39,667	25,787
Long-term liabilities(3)	6,063	7,917	648	13,008	—
Shareholders’ equity	17,072	16,521	14,820	15,800	17,983

(1)	Basic earnings or loss per share of Common Stock was computed by dividing the net income or loss for the period by the weighted average number of shares of Common Stock outstanding during the period.

(2)	Diluted earnings or loss per share of Common Stock was computed by dividing the net income or loss for the period by the weighted average number of shares of Common Stock and equivalents outstanding during the period.

(3)	Long-term liabilities have varied year to year. In fiscal 2002, multi-year credit facilities were established to finance acquisition of the Delphax Business. These credit facilities were classified as entirely current in fiscal 2003 consistent with amendments to the credit agreements which advanced the expiration date of the facilities. As a result, working capital in fiscal 2003 was reduced by the amount of the debt reclassified as a current liability. In fiscal 2004, we replaced our expiring credit facilities with three-year credit facilities and four-year 7% convertible subordinated notes. (See Note 4 to the Consolidated Financial Statements.)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our results of operations and financial condition should be read together with the other financial information and Consolidated Financial Statements included in this Annual Report on Form 10-K This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Factors Affecting Results of Operations” and elsewhere in this report.
Overview
      The Company returned to profitability in fiscal 2005 following losses in fiscal 2004 and 2003. We improved operating income to $1.6 million in fiscal 2005 from $0.7 million in fiscal 2004, and net income to $0.05 per share this year from a loss of $0.06 per share last year, on slightly lower sales levels through expense management. We also improved our balance sheet during fiscal 2005, reducing our inventory levels by $2.2 million and lowering our debt by $2.8 million.
      Net sales declined by 4% in fiscal 2005 compared with fiscal 2004, and 8% in fiscal 2004 compared with fiscal 2003, after strong growth in each of the four prior fiscal years. The declines in fiscal 2005 and 2004 were primarily due to lower equipment sales, which decreased in each of the last four fiscal years due to a continued tight capital equipment market in the printing industry. Net sales from maintenance, spare parts and supplies decreased 2% in each of fiscal 2005 and fiscal 2004 because the fall-off in net sales from maintenance, spare parts and supplies derived from our legacy equipment installations was not replaced by net sales of maintenance, spare parts and supplies from newer equipment installations (the CR Series and Imaggia systems).
      After significantly increasing our investment in product development in fiscal 2004, primarily to enhance the speed and print quality of our CR2000 system, which was introduced to the market place in May 2004, we contained our fiscal 2005 research and development expenses closer to fiscal 2003 levels.
      We anticipate increased net sales in fiscal 2006 from CR Series equipment sales and, to a lesser extent, Imaggia equipment sales, and believe that increases in net sales from maintenance, spare parts and supplies for this equipment will more than offset anticipated declines in maintenance, spare parts and supplies revenues from the legacy equipment.
Critical Accounting Policies
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, product warranties, inventory, allowance for doubtful accounts and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition
      Revenue on printing equipment sales is recognized upon customer acceptance and transfer of risk of loss. Revenue for equipment sales is not recognized when the contract includes a right of return until after the expiration of the right. Discounts, credits and other sales incentive arrangements offered to our customers are accounted for as reductions to revenue at the point the revenue is recognized. Revenue for post-shipment obligations, such as training and installation, considered perfunctory as defined under Staff Accounting

Bulletin No. 104, Revenue Recognition, is deferred and recognized as the services are performed. For spare parts and supplies stored at customer sites, we recognize revenue when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. In accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent, as primary obligor to the manufacturer, we record revenue for pre-press or finishing equipment manufactured by others on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as costs of sales.

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

Allowance for Doubtful Accounts
      We record an allowance for doubtful accounts based on identification of specific accounts receivable, supplemented by a general allowance of approximately 20% of accounts aged greater than 90 days not otherwise specifically considered. Specific identification of doubtful accounts and determination of the amount of the required allowance involves a degree of judgment based on discussion with our customer support and sales organization, examination of the financial stability of our customers and review of their payment history. Accounts determined to be uncollectible are written off against the allowance for doubtful accounts. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for printed materials or economic recession, a greater degree of risk exists concerning the ultimate collectability of accounts receivable due to the impact that these conditions might have on our customer base. We evaluate the adequacy of the allowance for doubtful accounts quarterly.

Income Taxes
      In determining the carrying value of our net deferred tax assets, we assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $1.6 million and $3.0 million as of September 30, 2005 and 2004, respectively, recognizing that the Company has incurred income tax losses in two of the last four fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the Consolidated Statements of Operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operations
      The following table sets forth our Statements of Operations as a percentage of net sales and should be read in connection with the Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Year Ended September 30,

	2005	2004	2003

Sales:
Maintenance, spares and supplies	90.6%	89.4%	84.3%
Printing equipment	9.4	10.6	15.7

NET SALES	100.0	100.0	100.0
Cost of sales	44.9	44.3	48.0

GROSS PROFIT	55.1	55.7	52.0
Operating Expenses:
Selling, general and administrative	43.5	45.2	42.9
Research and development	8.6	9.3	8.1
Restructuring costs	0.0	0.0	1.9

	52.1	54.5	52.9

INCOME (LOSS) FROM OPERATIONS	3.0	1.2	(0.9)
Interest expense	2.1	1.7	1.4
Interest income	(0.0)	(0.1)	(0.1)
Realized exchange loss	0.6	0.4	0.2
Unrealized exchange loss (gain)	0.0	(0.1)	0.3

INCOME (LOSS) BEFORE INCOME TAXES	0.3	(0.7)	(2.7)
Income tax (benefit) expense	(0.3)	0.0	0.5

NET INCOME (LOSS)	0.6%	(0.7)%	(3.2)%

      Net Sales. Our net sales derive from: (i) maintenance, spare parts and supplies, and (ii) digital printing equipment. For fiscal 2005, 2004 and 2003, net sales from maintenance, spare parts and supplies were $46.8 million, $47.9 million and $48.9 million, respectively. The 2% year-to-year decrease in net sales in fiscal 2005 compared with fiscal 2004, and in fiscal 2004, compared with fiscal 2003, was primarily due to lower maintenance, spare parts and supplies revenue from our legacy equipment products, only partially offset by maintenance, spare parts and supplies revenue from our newer equipment (the CR Series and Imaggia systems).
      Net sales of digital printing equipment decreased 14% in fiscal 2005 compared with fiscal 2004, and decreased 38% in fiscal 2004 compared with fiscal 2003. In general, we attribute these decreases to poor economic conditions for capital equipment purchases, which have led customers to postpone purchases of capital equipment for printing. The decrease in fiscal 2005 compared with fiscal 2004 was due to flat CR Series sales and generally lower sales in all other product categories. For fiscal 2004 compared with fiscal 2003, the decrease was due to significantly lower sales of Imaggia systems and legacy products, partially offset by improved sales of roll-fed presses. We sold one Imaggia system in fiscal 2005, compared with two in fiscal 2004 and five in fiscal 2003. Unit-sales for the CR Series system were four systems in fiscal 2005, four in fiscal 2004 and five in fiscal 2003.
      We anticipate increased net sales in fiscal 2006 from CR Series equipment sales and, to a lesser extent, Imaggia equipment sales, and believe that increases in net sales from maintenance, spare parts and supplies for this equipment will more than offset anticipated declines in net sales from maintenance, spare parts and supplies for the legacy equipment.
      Gross Margin. The Company’s gross margin percentage in fiscal 2005 was 55%, compared with 56% and 52% in fiscal 2004 and 2003, respectively.

      These gross margin percentages were affected by the following factors:

•	The proportion of total net sales derived from sale of maintenance, spare parts and supplies was greater in fiscal 2005 than in fiscal 2004, and greater in fiscal 2004 than in fiscal 2003. As a result of this and the improvement in margins realized on the sale of maintenance, spare parts and supplies, the gross margin percentage trend improved year-to-year over the three-year period.

•	The gross margin percentage benefited more in fiscal 2003 than in fiscal 2004, and more in fiscal 2004 than in fiscal 2005, from the sale of equipment inventory that was acquired with the Delphax Business in December 2001 at values in excess of those originally assigned in the final purchase accounting for the acquisition. The sale of this acquired inventory resulted in margins higher than we would normally expect to achieve from our on-going business. As cited above under Critical Accounting Policies — Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected.

•	We incurred significant unabsorbed overhead cost in all three years, approximately $3.5 million, $1.4 million and $2.7 million in fiscal 2005, 2004 and 2003, respectively. In fiscal 2003, we incurred significant unabsorbed overhead cost as a result of winding-down the U.S. manufacturing operation and consolidating the manufacturing operation at the Canadian facility. Unabsorbed overhead cost in fiscal 2004 and 2005 resulted from reduced inventory build levels needed to meet demand.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 2005, 2004 and 2003 were $22.5 million, $24.3 million and $24.9 million, 44%, 45% and 43% of net sales, respectively. The $1.8 million decrease in selling, general and administrative expenses in fiscal 2005 compared with fiscal 2004 was primarily due to lower compensation expenses, approximately 40% of the decrease, and the absence of costs to refinance our debt as in fiscal 2004, approximately 10% of the decrease. Other discretionary spending, in general, was lower in fiscal 2005 than in fiscal 2004 as a result of continuing cost reduction measures. The $607,000 decrease in these expenses in fiscal 2004 compared with fiscal 2003 was primarily due to cost reduction efforts to align operating expenses with lower sales volume. We anticipate that selling, general and administrative expenses in fiscal 2006 may increase to support the projected growth in total revenues, but at a rate less than the projected total revenue rate of growth.
      Research and Development Expenses. Research and development expenses decreased $520,000 in fiscal 2005 compared with fiscal 2004. Fiscal 2004 research and development expenses were $276,000 higher than in fiscal 2003. As a percentage of net sales, research and development expenses were 9%, 9% and 8% for fiscal 2005, 2004 and 2003, respectively. The increase in fiscal 2004 research and development expenses compared with fiscal 2003 was primarily due to purchased materials and components related to the speed and print quality enhancements introduced in the CR2000 in May 2004.
      Interest Expense. Interest expense in fiscal 2005 was $1.1 million, compared with $954,000 in fiscal 2004 and $808,000 in fiscal 2003. Although on average the total debt outstanding in fiscal 2005 was lower than in fiscal 2004, and in fiscal 2004 was lower than in fiscal 2003, the prime interest rate has increased over the three-year period. As of September 30, 2005, 2004 and 2003, our effective interest rate on outstanding bank debt was approximately 6.6%, 5.1% and 6.8%, respectively. Our effective interest rate as of September 30, 2005 was higher than as of September 30, 2004 due to the increase in the prime rate. Our effective interest rate as of September 30, 2003 was higher than as of September 30, 2005 and 2004 because debt was outstanding with a different lender at higher interest rates relative to prime. In addition, fiscal 2005 and 2004 interest expense included $559,000 and $408,000, respectively, of non-cash interest on the 7% convertible subordinated notes (Convertible Notes) issued in February 2004 as part of a refinancing of the Company’s debt. The interest on the Convertible Notes is paid in the form of newly issued shares of Company Common Stock, which is expensed at the average market price of the Common Stock over the interest period, along with amortization of original issue discount. See Liquidity and Capital Resources and Note 4 to the Consolidated Financial Statements for more details on the Company’s debt.
      Foreign Exchange Gains and Losses. We incur realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for fiscal 2005, 2004 and 2003 were $353,000, $146,000 and $282,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected on the Statements of Shareholders’ Equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. We anticipate continuing to have transactional and translational foreign exchange gains or losses from foreign operations in the future, although strategies to reduce the magnitude of the gains or losses will be reviewed and implemented whenever economical and practical.
      Income Taxes. For fiscal 2005, we recorded an income tax benefit of $156,000, comprised of a $237,000 income tax credit against future income taxes in France, refundable after five years if not utilized, recognized in the fourth quarter, offset by applicable minimum taxes. For fiscal 2004, we recorded income tax expense of $15,000 due to applicable minimum taxes. For fiscal 2003, we recorded an income tax expense of $300,000 as a result of foreign sourced income. We fully reserved our net deferred tax assets, totaling $1.6 million and $3.0 million as of September 30, 2005 and 2004, respectively, recognizing that the Company has incurred income tax losses in two of the last four fiscal years and there is no assurance that future years will be profitable.
      Net Income (Loss). Net income was $306,000, or $0.05 per share in fiscal 2005, compared with a net loss of $389,000 or $0.06 per share in fiscal 2004. The $695,000 improvement in net income was primarily due to improved income from operations, the result of bringing operating expenses in line with current net sales levels. Interest expense was higher in fiscal 2005 compared with 2004 as a result of higher interest rates on lower average debt levels, and foreign exchange losses in fiscal 2005 were more than double fiscal 2004 levels. In addition, the $237,000 refundable income tax credit recognized in France improved earnings per share by approximately $0.04. Net losses were $389,000 or $0.06 per share in fiscal 2004, compared with net losses of $1.8 million or $0.30 per share in fiscal 2003. Operating expenses in total were approximately $331,000 lower in fiscal 2004 than in fiscal 2003 when the Company also incurred a $1.1 million expense associated with the December 2002 restructuring. In addition, the significantly lower net loss in fiscal 2004 was the result of the higher gross margin percentage for fiscal 2004.
      Restructuring Initiative. In December 2002, we announced plans to consolidate our North American manufacturing and engineering operations at our Canadian subsidiary. These operations were divided between the facilities in the United States and Canada. The Company’s corporate headquarters and marketing function continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. We incurred approximately $1.1 million in restructuring expenses over the course of the consolidation. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Canadian subsidiary and, therefore, were properly charged to operating expense in fiscal 2003, in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). By taking this action, we anticipated eliminating annual operating expenses of approximately $1.6 million while improving the Company’s ability to provide customer service and fulfill future orders. See Note 6 to the Consolidated Financial Statements.
Liquidity and Capital Resources
      In February 2004, we refinanced our outstanding debt by borrowing $8.1 million from a new lender and issuing $3.0 million in 7% convertible subordinated notes (the Convertible Notes) accompanied by warrants to purchase Company Common Stock. The Convertible Notes have a four-year maturity and bear interest at a fixed rate of 7% per annum, which is paid by the Company issuing 16,406 shares of Common Stock quarterly. The number of shares issued each quarter is fixed, but the recorded interest expense for the issuance of these shares varies from quarter to quarter because it is measured at the average closing price of our Common Stock during the quarter. The senior credit facilities are secured by substantially all the assets of the Company and the Convertible Notes are unsecured. See Note 4 to the Consolidated Financial Statements for more details on the Company’s debt.

      Our ability to borrow under the senior credit facilities depends on maintaining a borrowing base of eligible accounts receivable and, to a lesser extent, eligible inventory and complying with financial covenants concerning tangible net worth, debt service coverage, interest coverage and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facility and could have a serious adverse effect on the Company. Debt, excluding capital leases, totaled approximately $6.2 million and $9.0 million as of September 30, 2005 and 2004, respectively, as detailed below:

	September 30, 2005		September 30, 2004

	Balance	Available	Balance	Available
	Outstanding	Credit	Outstanding	Credit

	(In thousands)
Senior credit facilities:
Term loans	$836	$—	$1,028	$—
Revolving loans, $12.5 million limit	3,203	5,592	5,631	1,917
Lines of credit:
United Kingdom	—	176	—	—
France	—	—	541	—

Total bank credit facilities	4,039	5,768	7,200	1,917
7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the 4-year term of the loan	2,143	—	1,804	—

Total debt, excluding capital leases	$6,182	$5,768	$9,004	$1,917

      At September 30, 2005, we had credit available under the bank credit facilities of $5.8 million more than the debt outstanding as of that date. We believe but cannot assure that funds sufficient to meet our operating needs through fiscal 2006 will be available to us under our existing credit arrangements.
      Accounts receivable decreased to $6.6 million at September 30, 2005, from $7.9 million at September 30, 2004, primarily due to timing of collections in fiscal 2005 compared with fiscal 2004. Inventory levels decreased by $2.2 million in fiscal 2005, to $19.5 million at September 30, 2005, from $21.7 million at September 30, 2004. This decrease was split between finished goods inventory and raw materials and component parts inventory, resulting from sales of finished units in inventory and the managed reduction of raw materials and component parts quantities on hand.
      Cash and cash equivalents decreased from $1.3 million at September 30, 2004, to $736,000 as of September 30, 2005 due to reduced immediate cash requirements. Bank debt balances were reduced from $7.2 million at the beginning of the year, to $4.0 million at the end of the year, and accounts payable were reduced from $5.6 million at September 30, 2004, to $3.2 million at September 30, 2005.
      Accrued compensation decreased from $2.0 million at September 30, 2004, to $1.5 million at September 30, 2005, due primarily to the timing of the last payroll in September 2005.
      No significant capital investment was undertaken in fiscal 2005 or is planned in fiscal 2006, and at September 30, 2005, we had no material commitments for capital expenditures. We anticipate the move of the corporate headquarters in the third quarter of fiscal 2006, but expect the half-year occupancy savings resulting from the move to a smaller facility to partially offset the moving costs.
      We expect higher equipment sales levels in fiscal 2006 compared with 2005, led by sale of the CR Series presses. Net sales from maintenance, spare parts and supplies from new equipment installations in fiscal 2006 are expected to exceed the erosion in maintenance, spare parts and supplies sales from our legacy equipment. In general, we anticipate that the gross margin percentage for fiscal 2006 will be lower than for fiscal 2005 as we expect to derive a greater proportion of fiscal 2006 revenues from the sale of equipment. We anticipate, but cannot assure, having cash flow from operations in fiscal 2006 and that a substantial portion of that cash flow, if achieved, would be used to repay debt.

New Pronouncements
      The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), on December 16, 2004. This statement requires the compensation cost related to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.
      We will adopt SFAS 123(R) in the first quarter of fiscal 2006. Because we use stock options as employee incentives, adoption of this new standard will have a significant impact on our financial results.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material effect on the valuation of inventory or financial results.
Contractual Obligations and Commercial Commitments
      We are obligated to make future payments under various contracts. The following table summarizes the contractual cash obligations of the Company as of September 30, 2005:

	Payments Due by Period

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Senior credit facilities	$4,039	$193	$3,846	$—	$—
Convertible Notes	3,000	—	3,000	—	—
Operating leases	12,762	1,802	3,483	3,454	4,023
Capital leases	194	118	76	—	—

	$19,995	$2,113	$10,405	$3,454	$4,023

      See Notes 4, 5 and 7 to the Consolidated Financial Statements for additional information regarding these obligations.
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
      Reference is made to the sections entitled “Election of Directors” and “Executive Compensation” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2006.
      Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company’s Common Stock.
      We have a formal Code of Conduct, a copy of which is available without charge, by request to: Controller, Delphax Technologies, Inc., 12500 Whitewater Drive, Minnetonka, MN 55343-9420 until April 1, 2006, when the address will be 6100 110th Street, Bloomington, MN 55438-2664.

Item 11.	Executive Compensation
      Reference is made to the section entitled “Executive Compensation” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Reference is made to the section entitled “Security Ownership of Principal Shareholders and Management” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2006.

Item 13.	Certain Relationships and Related Transactions
      Reference is made to the section entitled “Certain Relationships and Related Transactions” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2006.

Item 14.	Principal Accountant Fees and Services
      Reference is made to the section entitled “Approval of Auditors” included in the Company’s definitive proxy statement, to be filed with the Securities and Exchange Commission in January 2006.
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

     Exhibits

Number		Description	Page or Incorporated by Reference from

3.1		Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for the fiscal year ended September 30, 2002
3.2		Amended Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2002
4.1		Specimen of the Company’s Common Stock Certificate	Exhibit 4.1 to Form 10-K for the fiscal year ended September 30, 2002
10.1		Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985
10.2.	1	Securities Purchase Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.1 to Form 8-K dated February 5, 2004
10.2.	2	Form of 7% Convertible Subordinated Note	Exhibit 4.2 to Form 8-K dated February 5, 2004
10.2.	3	Form of Stock Purchase Warrant to Purchase Shares of Common Stock	Exhibit 4.3 to Form 8-K dated February 5, 2004
10.2.	4	Registration Rights Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.4 to Form 8-K dated February 5, 2004
10.2.	5	Amendment No. 2 dated February 5, 2004, to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 4.5 to Form 8-K dated February 5, 2004
10.2.	6	Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 4.6 to Form 8-K dated February 5, 2004
10.2.	7	Credit Agreement dated February 4, 2004, between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 4.7 to Form 8-K dated February 5, 2004
10.2.	8	Amendment No. 1 to (i) Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC, and (ii) Credit Agreement dated February 4, 2004, between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 10.2.12 to Amendment No. 1 of Form 10-K for the fiscal year ended September 30, 2003
10.2.	9	Amendment No. 2 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.2.13 to Form 10-K for the fiscal year ended September 30, 2004
10.2.	10	Amendment No. 3 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC and Waiver of Defaults	Exhibit 10.2.14 to Form 10-K for the fiscal year ended September 30, 2004
10.2.	11	Amendment No. 4 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004
10.3		1986 Stock Option Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1986
10.4		Form of Indemnification Agreement that the Company has entered into with officers and directors	Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2002

Number	Description	Page or Incorporated by Reference from

10.5	Employment Agreement as of October 1, 2000 between the Company and Jay A. Herman	Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2000
10.6	1991 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 1991
10.7	Lease of Facilities in Minnetonka, Minnesota	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1994
10.8	1997 Stock Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1997
10.9	Executive Loan Program as Amended	Exhibit 10.9 to Form 10-K for the fiscal year ended September 30, 1997
10.10	2000 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 2001
10.11	Agreement between the Company and Fred H. and Annette J. Brenner	Exhibit 99.1 to Form 8-K dated September 23, 2002
10.12	Amendment No. 1 dated September 23, 2002 to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 99.2 to Form 8-K dated September 23, 2002
10.13	Timberlea Boulevard Lease for Facility in Mississauga, Ontario	Exhibit 10.1 to Form 8-K dated September 15, 2005
10.14	Tomken Road Lease for Facility in Mississauga, Ontario	Exhibit 10.14 to Form 10-K for the fiscal year ended September 30, 2002
10.15	Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario	Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2002
10.16	Third Amendment to Lease between Whitewater Properties I, LLC and Delphax Technologies Inc.	Exhibit 10.16 filed herewith
10.17	Lease between Nesbitt Associates and Delphax Technologies Inc. for Facility at 6110 110th Street, Bloomington, Minnesota	Exhibit 10.1 to Form 8-K dated November 28, 2005
21	List of Subsidiaries	Exhibit 21 filed herewith
23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP	Exhibit 23.1 filed herewith
23.2	Consent of Independent Auditors — Ernst & Young LLP	Exhibit 23.2 filed herewith
31.1	Section 302 Certification of Principal Executive Officer	Exhibit 31.1 filed herewith
31.2	Section 302 Certification of Principal Financial Officer	Exhibit 31.2 filed herewith
32.1	Section 906 Certification of Principal Executive Officer	Exhibit 32.1 filed herewith
32.2	Section 906 Certification of Principal Financial Officer	Exhibit 32.2 filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delphax Technologies Inc.

By:	/s/ Jay A. Herman

Jay A. Herman
Chairman and Chief Executive Officer
Dated: December 7, 2005

By:	/s/ Jeffrey S. Mathiesen

Jeffrey S. Mathiesen
Vice President and Chief Financial Officer
Dated: December 7, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay A. Herman Jay A. Herman	Chairman and Chief Executive Officer (Principal Executive Officer)	December 7, 2005

/s/ Jeffrey S. Mathiesen Jeffrey S. Mathiesen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 7, 2005

/s/ R. Stephen Armstrong R. Stephen Armstrong	Director	December 7, 2005

/s/ Gary R. Holland Gary R. Holland	Director	December 7, 2005

/s/ Kenneth E. Overstreet Kenneth E. Overstreet	Director	December 7, 2005

/s/ Earl W. Rogers Earl W. Rogers	Director	December 7, 2005

Annual Report on Form 10-K
Item 8, Item 15(a)(1) and (2), (c), and (d)
List of Financial Statements and Financial Statement Schedules
Certain Exhibits
Year Ended September 30, 2005
Delphax Technologies Inc.
Minnetonka, Minnesota

Form 10-K — Item 15(a)(1) and (2)
DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
      The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are included in Item 8:
          Report of Independent Registered Public Accounting Firm
          Report of Independent Registered Public Accounting Firm
          Consolidated Balance Sheets — September 30, 2005 and 2004
          Consolidated Statements of Operations — Years ended September 30, 2005, 2004 and 2003
          Consolidated Statements of Shareholders’ Equity — Years ended September 30, 2005, 2004 and 2003
          Consolidated Statements of Cash Flows — Years ended September 30, 2005, 2004 and 2003
          Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Delphax Technologies Inc.
      We have audited the accompanying consolidated balance sheets of Delphax Technologies Inc. and subsidiaries (the Company) as of September 30, 2005 and 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Delphax Technologies Inc. and subsidiaries as of September 30, 2005 and 2004 and the consolidated results of their operation and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Grant Thornton LLP
Minneapolis, Minnesota
November 18, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Delphax Technologies Inc.
      We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Delphax Technologies Inc. and subsidiaries for the year ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Delphax Technologies Inc. and subsidiaries for the year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Ernst & Young LLP
Minneapolis, Minnesota
November 14, 2003

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,

	2005	2004

	(In thousands, except
	per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$736	$1,314
Accounts receivable, less allowance for doubtful accounts of $174 and $247 as of September 30, 2005 and 2004, respectively (Note 2)	6,615	7,897
Inventory (Note 2)	19,470	21,710
Other current assets	2,000	2,164

TOTAL CURRENT ASSETS	28,821	33,085
Equipment and fixtures, net (Note 2)	1,454	2,368
Other non-current assets	125	39

TOTAL ASSETS	$30,400	$35,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,233	$5,609
Accrued compensation	1,512	2,025
Other accrued expenses	910	813
Income taxes payable	—	78
Current portion of bank credit facilities	193	1,266
Deferred revenue	305	468
Customer deposits	1,006	696
Current portion of capital leases	106	99

TOTAL CURRENT LIABILITIES	7,265	11,054
Long-term portion of bank credit facilities and subordinated convertible debt	5,989	7,738
Long-term portion of capital leases	74	179

TOTAL LIABILITIES	13,328	18,971

SHAREHOLDERS’ EQUITY
Common stock — par value $.10 per share — authorized 50,000 shares; issued and outstanding: 6,339 and 6,271 as of September 30, 2005 and 2004, respectively	634	627
Additional paid-in capital	19,011	18,774
Accumulated other comprehensive loss	(710)	(711)
Accumulated deficit	(1,863)	(2,169)

TOTAL SHAREHOLDERS’ EQUITY	17,072	16,521

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,400	$35,492

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,

	2005	2004	2003

	(In thousands,
	except per share amounts)
Sales:
Maintenance, spares and supplies	$46,753	$47,932	$48,856
Printing equipment	4,874	5,690	9,123

NET SALES	51,627	53,622	57,979
Cost of sales	23,161	23,744	27,821

GROSS PROFIT	28,466	29,878	30,158
Operating Expenses:
Selling, general and administrative	22,464	24,252	24,859
Research and development	4,450	4,970	4,694
Restructuring costs	—	—	1,102

	26,914	29,222	30,655

INCOME (LOSS) FROM OPERATIONS	1,552	656	(497)
Interest expense	1,072	954	808
Interest income	(23)	(70)	(53)
Realized exchange loss	309	207	110
Unrealized exchange loss (gain)	44	(61)	172

INCOME (LOSS) BEFORE INCOME TAXES	150	(374)	(1,534)
Income tax (benefit) expense	(156)	15	300

NET INCOME (LOSS)	$306	$(389)	$(1,834)

Basic and diluted earnings (loss) per share	$0.05	$(0.06)	$(0.30)
Weighted average number of shares outstanding during the period:
Basic	6,314	6,238	6,189
Diluted	6,359	6,238	6,189
See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Retained
	Common Stock		Additional	Other	Earnings
			Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total

	(In thousands)
Balance, September 30, 2002	6,176	$618	$17,040	$(1,912)	$54	$15,800
Comprehensive loss:
Net loss	—	—	—	—	(1,834)	(1,834)
Translation adjustment	—	—	—	740	—	740

Total comprehensive loss						(1,094)

Exercise of stock options, including tax benefit of $9	39	3	111	—	—	114

Balance, September 30, 2003	6,215	621	17,151	(1,172)	(1,780)	14,820
Comprehensive income:
Net loss	—	—	—	—	(389)	(389)
Translation adjustment	—	—	—	461	—	461

Total comprehensive income						72

Original issue discount (Note 4)	—	—	1,413	—	—	1,413
Interest paid in Common Stock	26	3	122	—	—	125
Exercise of stock options, including tax benefit of $15	30	3	88	—	—	91

Balance, September 30, 2004	6,271	627	18,774	(711)	(2,169)	16,521
Comprehensive income:
Net income	—	—	—	—	306	306
Translation adjustment	—	—	—	1	—	1

Total comprehensive income						307

Interest paid in Common Stock	66	7	231	—	—	238
Exercise of stock options, with no tax benefit to the Company	2	—	6	—	—	6

Balance, September 30, 2005	6,339	$634	$19,011	$(710)	$(1,863)	$17,072

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES
Net income (loss)	$306	$(389)	$(1,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,095	1,351	1,722
Non-cash interest on Convertible Notes	559	408	—
Loss on disposal of equipment and fixtures	—	137	—
Other	76	75	85
Changes in operating assets and liabilities:
Accounts receivable, net	1,252	3,357	(57)
Inventory	2,223	(3,626)	3,471
Other current assets	138	(1,061)	285
Notes receivable from customers	87	711	(720)
Accounts payable and accrued expenses	(2,725)	2,131	(1,043)
Deferred revenue	(160)	(655)	627

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,851	2,439	2,536
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(180)	(391)	(713)
Purchase of short-term investments	—	—	(40)
Proceeds from sale of short-term investments	—	45	80

NET CASH USED IN INVESTING ACTIVITIES	(180)	(346)	(673)
FINANCING ACTIVITIES
Issuance of 7% convertible subordinated notes	—	3,000	—
Issuance of Common Stock:
For interest paid on Convertible Notes	238	125	—
On exercise of stock options	6	76	105
Payment on bank credit facilities, net	(3,398)	(6,913)	(1,380)
Borrowing on capital lease obligation	—	262	—
Principal payments on capital lease obligations	(98)	(61)	(30)

NET CASH USED IN FINANCING ACTIVITIES	(3,252)	(3,511)	(1,305)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3	62	394

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(578)	(1,356)	952
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,314	2,670	1,718

CASH AND CASH EQUIVALENTS, END OF YEAR	$736	$1,314	$2,670

Supplemental disclosure of non-cash activities:
Related to the Convertible Notes:
Non-cash interest on Convertible Notes	$559	$408	$—
Common stock issued in payment of interest	238	125	—
Beneficial conversion feature	—	852	—
Issuance of warrants	—	561	—
Purchase of equipment through capital lease obligations	—	—	49
See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
Note 1 — Summary of Significant Accounting Policies
      Nature of Operations: Delphax Technologies Inc.’s business is the design, manufacture and sale of advanced digital print production equipment based on its patented EBI technology, and the sale of maintenance contracts, spare parts, supplies and consumable items. The printing equipment can print, collate, personalize and encode documents into packages tailored to the customers’ requirements. The equipment is sold through the Company and its subsidiaries in the United Kingdom and France. A significant portion of our net sales is related to service and support provided after the sale. The Company has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East.
      Principles of Consolidation: The financial statements include the accounts of the Company and its wholly owned subsidiaries, Delphax Technologies Canada Ltd., Delphax Technologies Limited and Delphax Technologies S.A.S. All significant intercompany accounts and transactions have been eliminated.
      Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash and Cash Equivalents: We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Individual bank accounts with negative book balances as of a reporting date are reclassified as current liabilities. Cash and cash equivalents are carried at cost which approximates market value.
      Accounts Receivable, Less Allowance for Doubtful Accounts: We record an allowance for doubtful accounts based on identification of specific accounts receivable, supplemented by a general allowance of 20% of accounts aged greater than 90 days. Specific identification of doubtful accounts and determination of the amount of the required allowance involves a degree of judgment based on discussion with our customer support and sales organization, examination of the financial stability of our customers and review of their payment history. Accounts determined to be uncollectible are written off against the allowance for doubtful accounts. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for printed materials or economic recession, a greater degree of risk exists concerning the ultimate collectability of accounts receivable due to the impact that these conditions might have on our customer base.
      Inventory: Inventory is carried at the lower of cost or market determined under the first-in, first-out (FIFO) method.
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
      Revenue Recognition: Revenue on printing equipment sales is recognized upon customer acceptance and transfer of risk of loss. Revenue for equipment sales is not recognized when the contract includes a right of return until after the expiration of the right. Discounts, credits and other sales incentive arrangements offered to our customers are accounted for as reductions to revenue at the point the revenue is recognized. Revenue for post-shipment obligations, such as training and installation, considered perfunctory as defined under Staff Accounting Bulletin No. 104, Revenue Recognition, is deferred and recognized as the services are performed. For

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
spare parts and supplies stored at customer sites, we recognize revenue when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. In accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent, as primary obligor to the manufacturer, we record revenue for pre-press or finishing equipment manufactured by others on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as costs of sales.
      Product Warranties: The Company provides a limited warranty for a period of 90 days from product shipment date. The Company provides for estimated warranty at the time of shipment based on historical rates and trends and makes subsequent adjustments to its estimates as actual claims become known or the amounts are determinable. The accrued warranty balance at September 30, 2005 and 2004 was not significant. The accrued warranty activity during the three years ended September 30, 2005 was not significant.
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
      Income Taxes: We use the liability method to account for income tax expense. Deferred tax assets and liabilities are recorded based on the differences between financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to a net amount which we believe more likely than not will be realized, based on our estimates of future taxable income and the expected timing of temporary difference reversals. We account for tax credits under the flow-through method, thereby reducing income taxes in the year in which the credits are realized.
      Stock-Based Compensation: We follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). Had the Company elected to adopt the fair value recognition provisions of SFAS 123, pro forma net income or loss and net earnings or loss per share would be as follows:

	For the Year Ended
	September 30,

	2005	2004	2003

	(In thousands,
	except per share data)
Net income (loss), as reported	$306	$(389)	$(1,834)
Stock-based compensation determined under fair value based method for all awards	(196)	(236)	(178)

Pro forma net income (loss), assuming fair value method for all stock-based awards	$110	$(625)	$(2,012)

Basic earnings (loss) per share, as reported	$0.05	$(0.06)	$(0.30)
Diluted earnings (loss) per share, as reported	0.05	(0.06)	(0.30)
Basic earnings (loss) per share, pro forma	0.02	(0.10)	(0.33)
Diluted earnings (loss) per share, pro forma	0.02	(0.10)	(0.33)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2005, 2004 and 2003:

	Year Ended September 30,

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	50	51	52
Risk-free interest rate	4.1	3.1	2.7
Expected life of options	7 years	7 years	7 years
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.
      Earnings or Loss per Share: Basic earnings or loss per share is determined based on the weighted average common shares outstanding, while the diluted earnings per share also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings or loss per share calculation is as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands,
	except per share data)
Numerator:
Numerator for basic earnings (loss) per share	$306	$(389)	$(1,835)
Dilutive potential loss, Convertible Notes	—	—	—

Numerator for diluted earnings (loss) per share	$306	$(389)	$(1,835)

Denominator:
Denominator for basic earnings and loss per share, weighted average shares	6,314	6,238	6,189
Dilutive potential shares:
Employee stock options	38	—	—
Warrants	7	—	—
Convertible Notes	—	—	—

Dilutive potential shares	45	—	—
Denominator for diluted earnings and loss per share, weighted average shares	6,359	6,238	6,189

Earnings (loss) per share — basic	$0.05	$(0.06)	$(0.30)

Earnings (loss) per share — diluted	$0.05	$(0.06)	$(0.30)

      Convertible Notes and Warrants were not applicable for fiscal 2003. Dilutive potential losses related to Convertible Notes were excluded from calculation of the numerator because the effect would be antidilutive. The amounts excluded for fiscal 2005 and 2004 were $559,000 and $408,000, respectively. Similarly, dilutive potential common shares were excluded from calculation of the denominator because the effect would be antidilutive. Shares excluded related to stock options for fiscal 2004 and 2003 were 89,000 and 32,000, respectively. Shares

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excluded related to Warrants for fiscal 2004 were 45,000. Shares excluded related to the Convertible Notes for fiscal 2005 and 2004 were 938,000 in both years.
      Options to purchase shares of Common Stock and Warrants were excluded from calculation of the denominator because the exercise prices were greater than the average market prices of the common shares for those periods. Shares excluded related to stock options for fiscal 2005, 2004 and 2003 were 383,000, 675,000 and 671,000, respectively. The options expire on various dates through January 6, 2012. Shares excluded related to Warrants for fiscal 2005 and 2004 were 516,000. The exercise price of all outstanding Warrants is $3.51 per share. The Warrants expire on February 4, 2008.
      Reclassification: Certain items in the fiscal 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the fiscal 2005 presentation.
New Pronouncements
      Stock-based Compensation: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), on December 16, 2004. This statement requires the compensation cost relating to share-based payment transactions to be recognized in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.
      We will adopt SFAS 123(R) in the first quarter of fiscal 2006. Because we use stock options as employee incentives, adoption of this new standard will have a significant impact on our financial results.
      Inventory Costs: In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). The provisions of this statement become effective for the Company in fiscal 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement is not expected to have a material effect on the valuation of inventory or financial results.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Balance Sheet Information
      The allowance for doubtful accounts receivable was as follows:

	September 30,

	2005		2004		2003

	(In thousands)
Beginning balance	$247		$737		$253
Provisions	(92	)(1)	291		536	(2)
Write-offs	(26)		(781	)(2)	(52)
Recoveries	45		—		—

Ending balance	$174		$247		$737

(1)	As a result of improvement in the portfolio of accounts receivable and recovery against accounts previously written off, in fiscal 2005, the allowance for doubtful accounts was reduced.

(2)	The provision for doubtful accounts in fiscal 2003 was the result of estimating collection of one significant customer account to be doubtful. In fiscal 2004, that account was written off, in addition to various other less significant, unrelated write-offs occurring in the normal course of business.
      Components of inventory were as follows:

	September 30,

	2005	2004

	(In thousands)
Raw materials and component parts	$10,707	$11,887
Work-in-progress	1,237	1,156
Finished goods	7,526	8,667

	$19,470	$21,710

      Equipment and fixtures were as follows:

	September 30,

	2005	2004

	(In thousands)
Machinery and equipment	$4,748	$4,579
Furniture and fixtures	3,603	4,152
Leasehold improvements	2,353	2,355

	10,704	11,086
Less accumulated depreciation	9,250	8,718

	$1,454	$2,368

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Income Taxes
      Income tax benefit or expense was based on income or loss before income taxes as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Domestic	$540	$398	$(1,693)
Foreign	(390)	(772)	159

Income (loss) before income taxes	$150	$(374)	$(1,534)

      The components of income tax benefit or expense were as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Current:
Federal	$21	$—	$—
State	59	15	12
Foreign	(236)	—	288

	(156)	15	300

Deferred:
Federal		—	—
State		—	—
Foreign		—	—

	—	—	—

Total income tax (benefit) expense	$(156)	$15	$300

      The reconciliation of income tax benefit or expense to the statutory rate of 34% was as follows:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Statutory rate applied to income (loss) before income taxes	$51	$(117)	$(522)
Use of and reclassification of net operating loss carryforward	1,077	—	—
Change in valuation allowance including reclassification	(1,360)	13	931
Refundable foreign income tax credit	(237)	—	—
Non-deductible interest	190	—	—
Other	123	119	(109)

Total income tax (benefit) expense	$(156)	$15	$300

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of federal and state deferred tax assets were as follows:

	September 30,

	2005	2004

	(In thousands)
Deferred tax assets:
Net operating loss	$463	$1,477
Business credit carryforwards and alternative minimum tax credits	566	642
Inventory valuation reserves	492	573
Other domestic and foreign differences	123	312

Gross deferred tax assets	1,644	3,004
Valuation allowance	(1,644)	(3,004)

Net deferred tax assets	$—	$—

      At September 30, 2005, we had used our domestic tax loss carryforwards. As of that date, we had domestic research and development credit carryforwards of approximately $356,000, which are available to offset future income tax. The credits expire in varying amounts through September 2021. Domestic alternative minimum tax credits of approximately $210,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprise the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals.
      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.3 million at September 30, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities of the calculation.
      The cash tax payments for the fiscal years ended September 30, 2005, 2004 and 2003 were $531,000, $294,000 and $150,000, respectively.
Note 4 — Senior Credit Facilities and Convertible Subordinated Debt
      Our debt primarily consists of senior credit facilities totaling approximately $13.7 million and $3.0 million in 7% convertible subordinated notes (the Convertible Notes). The senior credit facilities, which prohibit the payment of dividends, are secured by substantially all of the Company’s assets. The Convertible Notes are unsecured and junior to the senior credit facilities, with interest payable in the form of 16,406 shares of Common Stock per quarter, which is expensed based on the average market price of the Common Stock over the interest period. Original issue discount on the Convertible Notes, approximately $1.4 million at issue, is being amortized to interest expense over the four-year life of the Convertible Notes.
      Our senior credit financing has both a U.S. and Canadian component. The U.S. component consists of a secured three-year term loan of $114,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The senior credit agreements were amended in February 2005, revising the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004, and thereafter, providing for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of September 30, 2005, the interest rates applicable to our loans were 6.25% and 7.0% for our Canadian and US revolving loans, respectively, and 7.25% for our term loans.
      The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. It is our intent to meet all the covenants of the agreements, and we monitor prospective compliance with the covenants. If we determine that revenue shortfalls or other operating results indicate that we may not meet any covenant, we will initiate expense reduction plans to achieve compliance with the covenants. As of September 30, 2005, we were in compliance with the terms of the credit agreements.
      The subordinated debt financing consists of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes were immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes were converted at that conversion price. The Convertible Notes are junior to the senior credit facilities described below, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest was determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense is recorded quarterly based on the fair value of the common shares issued based on the average market price of the Common Stock over the interest period. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes were exercisable anytime after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $561,000. Furthermore, the Convertible Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $852,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature were recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million is being amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.
      Our French subsidiary had a bank line of discount totaling $541,000 as of September 30, 2004. This obligation was secured by specific customer bank drafts which had been presented for payment extinguishing the obligation as of September 30, 2005. Our subsidiary in the United Kingdom has a line of credit of £100,000 (approximately $176,000 at September 30, 2005 exchange rates). This line of credit has not been used.
      As of September 30, 2005, there was $4.0 million of indebtedness under the senior credit facilities, outstanding at an approximate average annual interest rate of 6.6%. The weighted average interest rate on all of the Company’s debt was approximately 11.6%, which gives effect to the senior credit facilities and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both interest paid or accrued in cash

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.
      Cash interest payments, principally comprised of interest on the credit facilities, but including interest on capital leases included in Note 5 below, for the fiscal years ended September 30, 2005, 2004 and 2003, were $467,000, $556,000 and $876,000, respectively.
Note 5 — Capital Leases

	September 30,

	2005	2004

	(In thousands)
Capital lease obligations on:
Computer software, due over 36 months in monthly installments of $8,233, including interest at 8.8%	$162	$242
Computer software, due over 36 months in monthly installments of $1,928, including interest at 9.1%	18	36

Total obligations	180	278
Less current portion of lease obligations	106	99

Long-term portion of lease obligations	$74	$179

      Cash payments of interest on capital leases in fiscal 2005, 2004 and 2003 were $21,000, $11,000 and $11,000, respectively. As of September 30, 2005, future payments for capital lease obligations, including interest, were as follows:

Capital
Lease
Obligations

(In thousands)
Year ending September 30:
2006	$118
2007	76

Total payments	194
Less amounts representing interest	14

Present value of lease payments	$180

Note 6 — Restructuring Initiatives
      In December 2002, we announced plans to consolidate our North American manufacturing and engineering operations at our Canadian subsidiary. Previously, these operations were divided between the facilities in the United States and Canada. The Company’s corporate headquarters and marketing functions continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. We incurred approximately $1.1 million in restructuring expenses, comprised entirely of employee severance costs unrelated to the acquisition of the Canadian subsidiary, which were properly charged to operating expense in fiscal 2003, in accordance with EITF 94-3. The restructuring was completed in the first quarter of fiscal 2004.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 7 — Commitments and Contingencies
      Building, equipment and automobile rentals under operating leases were $2,025,000, $2,369,000 and $2,221,000 for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      The Company’s corporate offices are currently located in Minnetonka, a suburb of Minneapolis, Minnesota. We currently occupy a 75,000 square foot building, under lease since 1996. This long-term lease arrangement terminated August 31, 2005. We continue to occupy the building under a temporary lease arrangement until the new facility is available. The corporate headquarters will be relocated to 6100 110th Street, Bloomington, MN 55438-2664, also a suburb of Minneapolis, Minnesota. In November 2005, we entered into a ten-year lease agreement, commencing April 1, 2006, for approximately 45,000 square feet of office and warehouse space at the new site. Rent under the lease is approximately $157,000 the first year, stepping up to approximately $326,000 in the second year, then increasing gradually to approximately $472,000 in the tenth year. In addition, the Company is obligated to pay as additional rent the related operating expenses of the landlord. Under the lease agreement, we have the one-time right to terminate the lease after the ninety-sixth month, subject to six months notice and a cancellation fee. We also have the option to extend the lease for up to two additional periods of three years per period with 180 days advance notice before the commencement of each additional three-year period.
      The Canadian subsidiary leases two facilities, one on Timberlea Boulevard and the other on Tomken Road totaling approximately 203,000 square feet of office and manufacturing space in Mississauga, a suburb of Toronto, Canada, a portion of which is subleased to another tenant. As of September 30, 2005, combined gross annual rent under the leases was approximately $977,000. The sublease agreement, at a gross annual rent of approximately $155,000, expires in December 2005, with an option to renew. We are in negotiations with the tenant for renewal of the sublease.
      On September 15, 2005, our Canadian subsidiary entered into a new five-year lease agreement with its landlord for the Timberlea Boulevard facility. The agreement, for the approximately 179,000 square feet continuously occupied by the subsidiary or subleased to another company, commences as the existing lease expires and is effective December 1, 2006 through November 30, 2011. Annual rents under the agreement increase ratably of the five-year term, from approximately $869,000 in the first year of the lease, to approximately $962,000 in the fifth year. The lease for the Tomken Road facility expires in 2006.
      The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2012, with annual lease payments subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. As of September 30, 2005, the annual lease payment for this facility was approximately $248,000. We lease smaller office premises for our sales and service center in France at an annual lease rate as of September 30, 2005 of approximately $57,000.
      Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $12,762,000 and are due as follows: fiscal years ending September 30, 2006 — $1,802,000; 2007 — $1,752,000; 2008 — $1,731,000; 2009 — $1,707,000; 2010 — $1,747,000; thereafter — $4,023,000.
Note 8 — Stock Options and Benefit Plans
      During fiscal 2005, we had in effect three stock option programs, the 1991 Stock Plan (the 1991 Plan), the 1997 Stock Plan (the 1997 Plan) and the 2000 Stock Plan (the 2000 Plan) for our key employees and non-employee directors. The 1991 Plan was adopted in March 1991, the 1997 Plan in June 1997 and the 2000 Plan in March 2001. Stock options under the 1991 Plan, the 1997 Plan and the 2000 Plan can be granted as either non-qualified or incentive stock options. The Plans also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the plans, the Board of Directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options outstanding as of September 30, 2005 were granted with vesting periods of two to ten years and lives of seven to ten years. A summary of outstanding options and shares reserved under each plan for the last three fiscal years is as follows:

The 1991 Plan
      As of September 30, 2005, 2004 and 2003, 18,000, 18,000 and 89,000 options, respectively, were exercisable under the 1991 Plan. Options are exercisable under the 1991 Plan at $9.63 per share. No options were granted under the 1991 Plan in fiscal 2005, 2004 or 2003.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

	(In thousands, except per share amounts)
Balance, September 30, 2002	91	143	$6.85
Options canceled	54	(54)	7.85

Balance, September 30, 2003	145	89	6.44
Options canceled	71	(71)	5.64

Balance, September 30, 2004 and 2005	216	18	$9.63

The 1997 Plan
      As of September 30, 2005, 2004 and 2003, 292,000, 307,000 and 296,000 options, respectively, were exercisable under the 1997 Plan. Options are exercisable under the 1997 Plan at prices of $2.13 to $6.50 per share. No options were granted under the 1997 Plan in fiscal 2005, 2004 or 2003.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

	(In thousands, except per share amounts)
Balance, September 30, 2002	42	671	$3.28
Options exercised	—	(39)	2.73
Options canceled	132	(132)	3.50

Balance, September 30, 2003	174	500	3.26
Options exercised	—	(25)	2.44
Options canceled	35	(35)	3.71

Balance, September 30, 2004	209	440	3.27
Options canceled	48	(48)	4.71

Balance, September 30, 2005	257	392	$3.10

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2000 Plan
      At September 30, 2005, 2004 and 2003, 150,000, 85,000 and 7,000 options, respectively, were exercisable under the 2000 Plan, at prices of $2.70 to $6.28 per share.

			Weighted
	Shares		Average
	Reserved		Exercise
	for Future	Options	Price
	Grants	Outstanding	per Share

	(In thousands, except per share amounts)
Balance, September 30, 2002	1,156	94	$3.78
Options granted	(210)	210	3.10
Options canceled	40	(40)	3.12

Balance, September 30, 2003	986	264	3.58
Options granted	(203)	203	3.48
Options exercised	—	(5)	3.12
Options canceled	35	(35)	3.32

Balance, September 30, 2004	818	427	3.56
Options granted	(123)	123	3.71
Options exercised	—	(3)	2.70
Options canceled	85	(85)	4.14

Balance, September 30, 2005	780	462	$3.50

      Total shares under all plans reserved for options and restricted stock were 1,253,000 shares as of September 30, 2005. Total compensation expense for stock-based compensation was $0 in fiscal 2005, 2004 and 2003.
      For options granted under all plans in fiscal 2005, 2004 and 2003, the weighted average fair value of options granted was $2.11, $1.93 and $1.71, respectively.
      The following table summarizes information concerning options outstanding and exercisable as of September 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
Range of Exercise Prices	Outstanding	Life in Years	per Share	Outstanding	per Share

$1.750-4.800	834	3.40	$3.24	425	$3.20
5.063-7.750	20	3.83	5.99	17	5.92
8.125-9.625	18	0.57	9.63	18	9.63

$1.750-9.625	872	3.36	$3.44	460	$3.55

Defined Contribution Plans
      We have a defined contribution plan covering substantially all Canadian employees. Employees contribute 2% of gross salary to the plan and the Company makes a contribution to the plan of 3% or 4% of gross salary depending on employee classification. The employer contribution vests over 2 years. The expenses related to the plan for the fiscal years ended September 30, 2005, 2004 and 2003 were $305,000, $256,000 and $228,000, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also have a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expenses related to the plan were $135,000, $143,000 and $184,000, for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.
      Similarly, the Company also has defined contribution plans for employees in the United Kingdom and France. For the fiscal years ended September 30, 2005, 2004 and 2003, respectively, the expenses related to the plan for employees in the United Kingdom were $76,000, $86,000 and $82,000, and for the employees in France were $37,000, $26,000 and $21,000.
Note 9 — Business, Operations and Geographic Information
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
      We market our products worldwide. The following summarizes net sales and long-lived assets for the geographic areas in which the Company has operations:

	Year Ended September 30,

	2005	2004	2003

	(In thousands)
Net sales(1):
United States	$40,273	$41,757	$45,230
United Kingdom	5,130	7,382	7,933
France	6,224	4,483	4,816
Canada	—	—	—

Consolidated net sales	$51,627	$53,622	$57,979

	September 30,

	2005	2004	2003

	(In thousands)
Long-lived assets:
United States	$280	$505	$899
United Kingdom	12	22	35
France	15	20	24
Canada	1,147	1,821	2,503

Consolidated long-lived assets	$1,454	$2,368	$3,461

(1)	Net sales are attributed to countries based on the location of each country’s operations.
      Export sales to customers were $4.4 million, $4.2 million and $7.8 million for the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In fiscal 2005, 2004 and 2003, net sales to our largest non-OEM customer were $14.0 million, $10.6 million and $12.0 million, 27%, 20% and 21%, respectively, of total net sales for the fiscal year. At September 30, 2005 and 2004, accounts receivable from this customer totaled $1.6 million and $1.2 million, 24% and 16%, respectively, of total accounts receivable as of those dates. Net sales to our largest OEM customer were $9.4 million, $10.9 million and $7.5 million in fiscal 2005, 2004 and 2003, 18%, 20% and 13%, respectively, of total net sales for those years. Accounts receivable from this OEM customer were $961,000 and $1.1 million as of September 20, 2005 and 2004, respectively, comprising 15% and 14% of total accounts receivable as of those dates.
Note 10 — Summarized Quarterly Financial Information (Unaudited)

	Quarter Ended

	December 31	March 31	June 30	September 30

	(In thousands, except per share amounts)
Fiscal 2005
Net sales	$12,970	$12,847	$13,152	$12,658
Gross profit	6,683	7,178	7,406	7,199
(Loss) income before income taxes	(507)	274	300	83
Net (loss) income	(519)	262	288	275 (1)
Basic (loss) earnings per share	(0.08)	0.04	0.05	0.04
Diluted (loss) earnings per share	(0.08)	0.04	0.05	0.04
Fiscal 2004
Net sales	$14,243	$14,673	$12,581	$12,125
Gross profit	7,532	8,553	7,306	6,487
Income (loss) before income taxes	435	456	(432)	(833)
Net income (loss)	360	380	(451)	(678)
Basic earnings (loss) per share	0.06	0.06	(0.07)	(0.11)
Diluted earnings (loss) per share	0.06	0.06	(0.07)	(0.11)

(1)	A $237,000 income tax credit against future income taxes incurred in France, refundable after five years if not utilized, was recognized in the fourth quarter of fiscal 2005.