Form 10-K/A
period 2005-09-30
DELPHAX TECHNOLOGIES INC
filed 2006-01-25
CIK 350692

UNITED STATES
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
YES ☐       NO ☒
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐       NO ☒
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒       NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
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

EXPLANATORY NOTE
SIGNATURES
Section 302 Certification of Principal Executive Officer
Section 302 Certification of Principal Financial Officer

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K of Delphax Technologies Inc. (the “Company’) amends the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005, originally filed with the Securities and Exchange Commission on December 12, 2005 (the “Original Filing”).
     We are filing this Amendment No. 1 solely to amend the cover page on the Original Filing. In error, we check-marked, and should not have, the following item:
     “Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.”
     Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Dated: January 25, 2006	By:	/s/ Jay A. Herman
Jay A. Herman
Chairman and Chief Executive Officer

Dated: January 25, 2006	By:	/s/ Jay A. Herman
Jay A. Herman
Acting Chief Financial Officer

2