Form 10-Q
period 2005-12-31
DELPHAX TECHNOLOGIES INC
filed 2006-02-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
As of February 6, 2006 there were 6,371,985 shares outstanding of Common Stock, par value $0.10 per share.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DELPHAX TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$955	$736
Accounts receivable, less allowance for doubtful accounts of $170 and $174 as of December 31, 2005 and September 30, 2005, respectively	7,862	6,615
Inventory	19,211	19,470
Other current assets	2,169	2,000

TOTAL CURRENT ASSETS	30,197	28,821

Equipment and fixtures, net	1,315	1,454
Other non-current assets	126	125

TOTAL ASSETS	$31,638	$30,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,676	$3,233
Accrued compensation	1,842	1,512
Other accrued expenses	865	910
Income taxes payable	293	—
Current portion of bank credit facilities	193	193
Current portion of capital leases	103	106
Customer deposits	274	1,006
Deferred revenue	273	305

TOTAL CURRENT LIABILITIES	6,519	7,265
Long-term portion of bank credit facilities and 7% convertible subordinated notes	8,092	5,989
Long-term portion of capital leases	51	74

TOTAL LIABILITIES	14,662	13,328

SHAREHOLDERS’ EQUITY
Common stock — par value $0.10 per share — authorized 50,000 shares; issued and outstanding: 6,356 and 6,339 as of December 31, 2005 and September 30, 2005, respectively	636	634
Additional paid-in capital	19,110	19,011
Accumulated other comprehensive loss	(751)	(710)
Accumulated deficit	(2,019)	(1,863)

TOTAL SHAREHOLDERS’ EQUITY	16,976	17,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,638	$30,400

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31,
	2005	2004
	(In thousands except per
	share data)
	(Unaudited)
Sales:
Maintenance, spares and supplies	$10,095	$11,588
Printing equipment	2,642	1,382

NET SALES	12,737	12,970
Cost of sales	6,023	6,287

GROSS PROFIT	6,714	6,683

Operating Expenses:
Selling, general and administrative	5,319	5,746
Research and development	1,138	1,069

	6,457	6,815

INCOME (LOSS) FROM OPERATIONS	257	(132)

Net interest expense	235	259
Net realized exchange loss	152	171
Net unrealized exchange gain	(57)	(55)

LOSS BEFORE INCOME TAXES	(73)	(507)

Income tax expense	83	12

NET LOSS	$(156)	$(519)

Basic and diluted loss per common share	$(0.02)	$(0.08)

Weighted average number of shares outstanding during the period:
Basic	6,356	6,287
Diluted	6,356	6,287
See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2005	2004
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(156)	$(519)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	240	287
Non-cash interest on 7% convertible subordinated notes:
Amortization of original issue discount	87	83
Issuance of common stock	39	65
Stock-based compensation	51	—
Other	—	19
Changes in operating assets and liabilities:
Accounts receivable, net	(1,247)	(261)
Inventory	259	1,081
Other current assets	(169)	334
Accounts payable, accrued expenses, deposits and other	(699)	(1,194)
Deferred revenue	(33)	111

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,628)	6

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(101)	(56)

NET CASH USED IN INVESTING ACTIVITIES	(101)	(56)

FINANCING ACTIVITIES
Additional borrowing (repayment) on bank credit facilities, net	2,016	(558)
Principal payments on capital lease obligations	(27)	(23)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,989	(581)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(41)	41

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219	(590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	736	1,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$955	$724

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
Interim unaudited financial results should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2005. Reclassifications have been made in the prior year to conform to classifications in the current year.
The results of operations for the three months ended December 31, 2005 are not necessarily indicative of the operating results to be expected for the full fiscal year.
Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.
2. Inventory
As of December 31, 2005 and September 30, 2005, inventory was comprised as follows:

	December 31,	September 30,
	2005	2005
	(In thousands)
Raw materials and component parts	$12,346	$12,662
Work-in-progress	1,569	1,237
Finished goods	5,296	5,571

	$19,211	$19,470

New Pronouncement — Inventory Costs
Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). SFAS 151 amended prior guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Prior guidance indicated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement had no material impact on the valuation of inventory or operating results for the three months ended December 31, 2005.

3. Earnings per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	December 31,
	2005	2004
	(In thousands, except per
	share amounts)
Numerator:
Numerator for basic loss per share	$(156)	$(519)
Dilutive potential loss, Convertible Notes	—	—

Numerator for diluted loss per share	$(156)	$(519)

Denominator:
Denominator for basic loss per share, weighted average shares	6,356	6,287

Dilutive potential shares:
Employee stock options	—	—
Warrants	—	—
Convertible Notes	—	—

Dilutive potential shares	—	—

Denominator for diluted loss per share, weighted average shares	6,356	6,287

Loss per share — basic	$(0.02)	$(0.08)

Loss per share — diluted	$(0.02)	$(0.08)

Dilutive potential losses related to Convertible Notes were excluded from calculation of the numerator for diluted loss per share because the effect would be antidilutive. The amounts excluded for the three months ended December 31, 2005 and 2004 were $126,000 and $148,000, respectively. Similarly, dilutive potential common shares were excluded from calculation of the denominator because the effect would be antidilutive. Shares excluded related to stock options for the first quarter of fiscal 2006 and 2005 were none and 64,000, respectively. Shares excluded related to Warrants for the first quarter of fiscal 2006 and 2005 were none and 16,000, respectively. Shares excluded related to the Convertible Notes for the first quarter of fiscal 2006 and 2005 were 938,000 for both periods.
Options to purchase shares of Common Stock and Warrants were excluded from calculation of the denominator for diluted loss per share because the effect would be antidilutive due to the fact that exercise prices were greater than the average market prices of the common shares for those periods. Shares excluded for the three months ended December 31, 2005 and 2004 were approximately 966,000 and 173,000, respectively. The options expire on various dates through January 6, 2012. Shares excluded related to Warrants for the first quarter of fiscal 2006 and 2005 were 516,000 for both periods. The exercise price of all outstanding Warrants is $3.51 per share. The Warrants expire on February 4, 2008.

4. Comprehensive Loss
The components of comprehensive loss, net of related tax, for the three months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended
	December 31,
	2005	2004
	(In thousands)
Net loss	$(156)	$(519)

Foreign currency translation adjustment	(41)	369

Comprehensive loss	$(197)	$(150)

5. Senior Credit Facilities and Convertible Subordinated Debt
Our debt primarily consists of senior credit facilities totaling approximately $13.7 million and 7% convertible subordinated notes (the Convertible Notes) of $3.0 million. The senior credit facilities, which prohibit the payment of dividends, are secured by substantially all of the Company’s assets. The Convertible Notes are unsecured and junior to the senior credit facilities, with interest payable in the form of 16,406 shares of Common Stock per quarter, which is expensed based on the average market price of the Common Stock over the interest period. Original issue discount on the Convertible Notes, approximately $1.4 million at issue, is being amortized to interest expense over the four-year life of the Convertible Notes.
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
The senior credit agreements were amended in February 2005, revising the debt service coverage ratio and interest coverage ratio requirements as of December 31, 2004, and thereafter, providing for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of December 31, 2005, the interest rates applicable to our loans were 7.0% and 7.75% for our Canadian and US revolving loans, respectively, and 8.0% for our term loans.
The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. It is our intent to meet all the covenants of the agreements, and we monitor prospective compliance with the covenants. If we determine that revenue shortfalls or other operating results indicate that we may not meet any covenant, we will initiate expense reduction plans to achieve compliance with the covenants. As of December 31, 2005, we were in compliance with the terms of the credit agreements.
The subordinated debt financing consists of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes were immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes were converted at that conversion price. The Convertible Notes are junior to the senior credit facilities described above, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest was determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense is recorded quarterly based on the fair value of the common shares issued based on the average market price of the Common Stock over the interest period. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes were exercisable anytime after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $561,000. Furthermore, the Convertible Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $852,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature were recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million is being amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.
Our subsidiary in the United Kingdom has a line of credit of £100,000 (approximately $176,000 at December 31, 2005 exchange rates). This line of credit has not been used.
As of December 31, 2005, there was $6.1 million of indebtedness under the senior credit facilities outstanding at an approximate average annual interest rate of 7.5%. The weighted average interest rate on all of the Company’s debt was approximately 10.7%, which gives effect to the senior credit facilities and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.
6. Stock-based Compensation
Commencing October 1, 2005, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $51,000 of related compensation expense for the three months ended December 31, 2005, $47,000 and $4,000 expensed to selling, general and administrative and research and development, respectively. The related tax benefit from recording this non-cash expense was $19,000. The net compensation expense reduced both basic and diluted loss per share by $0.01. As of December 31, 2005, $419,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of approximately 4 years.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to the prior period:

Three Months Ended
December 31, 2004
(In thousands, except per share
data)
Net loss, as reported	$(519)
Stock-based compensation determined under fair value based method for all awards	44

Pro forma net loss, assuming fair value method for all stock-based awards	$(563)

Basic loss per share, as reported	$(0.08)
Diluted loss per share, as reported	(0.08)
Basic loss per share, pro forma	(0.09)
Diluted loss per share, pro forma	(0.09)
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. No options were granted during the three months ended December 31, 2004. The weighted average fair values of options granted during the three-month period ended December 31, 2005 was $156,000. The assumptions we used to determine fair value were as follows:

	Three Months Ended
	December 31, 2005
Expected dividend yield		0%
Expected stock price volatility		58%
Risk-free interest rate		4.3%
Expected life of options	4.75	years
The Company’s stock options generally vest over four years of service and have a contractual life of 7 years. We have 216,000, 257,000, and 720,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, all options grants have been under the 2000 Plan. Options granted under the 2000 Plan during the three months ended December 31, 2005 were as follows:

		Weighted
		Average
		Exercise
	Number	Price per
	of Options	Share
	(In thousands)
Options outstanding, September 30, 2005	872	$3.44
Granted	115	2.59
Canceled	(55)	3.61

Options outstanding, December 31, 2005	932	$3.32

The following tables summarize information concerning options outstanding and exercisable as of December 31, 2005:

Options Outstanding
		Weighted	Weighted
		Average	Average
	Number	Remaining	Exercise
Range of	of Options	Contractual	Price per
Exercise Prices	Outstanding	Life	Share
	(In thousands)
$1.750 - 4.800	893	3.46 years	$3.14
5.063 - 7.750	21	3.58 years	5.99
8.125 - 9.625	18	0.32 years	9.63

$1.750 - 9.625	932	3.40 years	$3.32

Options Exercisable
		Weighted
		Average
	Number	Exercise
Range of	of Options	Price per
Exercise Prices	Exercisable	Share
	(In thousands)
$1.750 - 4.800	520	$3.22
5.063 - 7.750	17	5.92
8.125 - 9.625	18	9.63

$1.750 - 9.625	555	$3.50
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Related to Operations” and elsewhere in this report.
Overview
The Company’s business is the design, manufacture, sale and servicing of advanced digital print production equipment based on its patented electron beam imaging (EBI) technology. A majority of our revenue is from the sale of maintenance contracts, spare parts and supplies that are used with this equipment. Our equipment includes both “roll-fed” or “web” presses (the CR Series and RS Series) where the paper input is on rolls, and “cut-sheet” or “sheet-fed” printers and presses (the Imaggia and the Checktronic system) that use pre-cut sheets of paper or base stock. Our flagship printing systems are the CR Series and the Imaggia presses. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications. We sold three CR Series presses, one Foliotronic and one Checktronic upgrade in the first quarter (the three months ended December 31, 2005) of fiscal 2006.
For the first quarter of fiscal 2006, our net sales were improved over the immediately preceding quarter, but were lower than for the same quarter a year ago due to the decline in net sales from the sale of maintenance, spare parts and supplies. We attribute the decrease to a temporary decline in some customers’ usage of equipment and the timing of purchase orders from other customers. The gross margin increased slightly for the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005, primarily due to higher margin equipment sales and lower unabsorbed labor and overhead costs incurred in the first quarter of fiscal 2006 compared with the same period last year.
Operating expenses decreased $358,000 in the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005, primarily due to cash compensation costs being lower by approximately $260,000, partially offset by stock-based compensation costs of $51,000 associated with implementation of SFAS 123(R). In addition, commissions to distributors were lower by $85,000 in the first quarter of fiscal 2006, compared with the year-earlier quarter, as we commenced direct sales to previously indirect-sales customers. As a result of improved margins on slightly lower net sales, we had income from operations of $257,000 for the first quarter of fiscal 2006, compared with a $132,000 loss from operations for the same quarter last year. Slightly lower net interest expense and net foreign exchange losses, partially offset by a higher provision for income taxes, resulted in a net loss of $156,000 or $0.02 per share for the first quarter of fiscal 2006, compared with a net loss of $519,000 or $0.08 per share for the first quarter of fiscal 2005. Implementation of SFAS 123(R) in the first quarter of fiscal 2006, approximately $32,000 after tax, contributed approximately $0.01 per share to the net loss.
Critical Accounting Policies
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, product warranties, inventory, stock-based compensation expense, allowance for doubtful accounts and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.
Revenue Recognition
Revenue on printing equipment sales is recognized upon customer acceptance and transfer of risk of loss. Revenue for printing equipment sales is not recognized when the contract includes a right of return until after the expiration of the right. Discounts, credits and other sales incentive arrangements offered to our customers are accounted for as reductions to revenue at the point the revenue is recognized. Revenue for post-shipment obligations, such as training and installation, considered perfunctory as defined under Staff Accounting Bulletin No. 104, Revenue Recognition, is deferred and recognized as the services are performed. For spare parts and supplies stored at customer sites, we recognize revenue when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. In accordance with Emerging Issues Task Force Issue 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent, as primary obligor to the manufacturer, we record revenue for pre-press or finishing equipment manufactured by others on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as costs of sales.
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
Inventory
Purchased inventory is recorded at cost. Manufactured inventory is recorded at cost based on normal capacity. Idle or excess facility expense, excessive spoilage, double freight, rehandling and similar costs are expensed as incurred. We reduce the stated value of our inventory for obsolescence or impairment in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. Actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. If actual future demand or market conditions are less favorable than we project, additional reductions in stated value may be required.
Stock-based Compensation Expense
Commencing October 1, 2005, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on their fair value over the requisite service period. We recorded $51,000 of related compensation expense for the three months ended December 31, 2005.
The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
We use the Black-Scholes option pricing model to determine the weighted average fair value of options. No options were granted in the three months ended December 31, 2004. The weighted average fair value of options granted during the three-month period ended December 31, 2005 was $156,000. The assumptions we used to determine fair value were as follows:

	Three Months Ended
	December 31, 2005
Expected dividend yield		0%
Expected stock price volatility		58%
Risk-free interest rate		4.3%
Expected life of options	4.75	years
Expected stock price volatility was determined based on the daily stock price for Delphax Common Stock beginning March 1, 2002, the earliest trading day for which information is available on NASDAQ subsequent to the acquisition of the Canadian subsidiary, which substantially changed the size and complexity of the Company’s business. We believe the volatility during this period represents the volatility for the expected life of the options. The risk-free interest rate assumption was determined based upon United States Treasury Strips with a term that approximates the expected life of the option. For the expected life of the options, we have applied the simplified method allowed under Staff Accounting Bulletin, Topic 14.D.2. SFAS 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.
If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

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
Income Taxes
In determining the carrying value of our net deferred tax assets, we assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $1.8 million and $1.6 million as of December 31, 2005 and September 30, 2005, respectively, recognizing that the Company has incurred income tax losses in two of the last four fiscal years and there is no assurance that future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the Consolidated Statements of Operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operations
The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended
	December 31,
	2005	2004
	(Unaudited)
Sales:
Maintenance, spares and supplies	79.3%	89.3%
Printing equipment	20.7	10.7

NET SALES	100.0	100.0
Cost of sales	47.3	48.5

GROSS PROFIT	52.7	51.5

Operating Expenses:
Selling, general and administrative	41.8	44.3
Research and development	8.9	8.2

	50.7	52.5

INCOME (LOSS) FROM OPERATIONS	2.0	(1.0)

Net interest expense	1.7	2.0
Net realized exchange loss	1.2	1.3
Net unrealized exchange gain	(0.4)	(0.4)

LOSS BEFORE INCOME TAXES	(0.5)	(3.9)

Income tax expense	0.7	0.1

NET LOSS	(1.2)%	(4.0)%

Net Sales. The Company’s net sales consist of sales of (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. For the first quarter of fiscal 2006, net sales were $12.7 million, down 2% from $13.0 million for the first quarter of fiscal 2005.
For the first quarter of fiscal 2006, net sales from maintenance, spare parts and supplies of $10.1 million were down 13% from $11.6 million for the first quarter of fiscal 2005. We attribute the decrease in net sales to a temporary decline in usage of our customers’ installed base of equipment and the timing of purchase orders from certain customers. We expect net sales from maintenance, spare parts and supplies to improve in future periods as customer activities resume more traditional usage and ordering patterns and the sale of such items for CR Series presses increase, partially offset by downward pressure from the erosion of net sales of such products to customers using our legacy products.
Net sales of printing equipment were $2.6 million for the first quarter of fiscal 2006, a 91% increase over printing equipment sales of $1.4 million for the same period in fiscal 2005. The increase in net sales from printing equipment for the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005, was primarily due to higher CR Series sales. Three CR Series presses were sold in the first quarter of fiscal 2006, compared with one in the same quarter a year ago.

Gross Margin. The Company’s gross margin percentage for the first quarter of fiscal 2006 was 53%, compared with 52% for the first quarter of fiscal 2005. The increase in the gross margin percentage was primarily due to higher margin equipment sales and lower unabsorbed labor and overhead costs incurred in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005.
Selling, General and Administrative Expenses. Selling, general and administrative expenses of $5.3 million for the first quarter of fiscal 2006 were 7% lower compared with $5.7 million for the first quarter of fiscal 2005. The decrease was primarily due to a $222,000 reduction in cash compensation costs related to lower headcount, partially offset by $47,000 expensed for stock-based compensation costs associated with the implementation of SFAS 123(R) in the first quarter of fiscal 2006. In addition, commissions to distributors were $85,000 lower in the first quarter of fiscal 2006, compared with the year-earlier quarter, as we commenced direct sales to previously indirect-sales customers. As a percentage of net sales, selling, general and administrative expenses were 42% for the first quarter of fiscal 2006, compared with 44% for the year-ago quarter.
Research and Development Expenses. Research and development expenses were flat at $1.1 million for the first quarter of fiscal 2006 and fiscal 2005. As a percentage of net sales, research and development expenses were 9% and 8% of net sales, respectively.
Income (Loss) from Operations. For the first quarter of fiscal 2006, income from operations was $257,000, compared with a loss from operations of $132,000 for the first quarter of fiscal 2005. The increase was a result of improved margins on slightly lower net sales and lower operating expenses in the current year quarter.
Net Interest Expense. Net interest expense for the first quarter of fiscal 2006 was $235,000, compared with $259,000 in fiscal 2005. The decrease was primarily due to lower non-cash interest expense, as a result of the lower average stock price of our Common Stock over the three-month period, related to the Convertible Notes, in the first quarter of fiscal 2006, than in the first quarter of fiscal 2005. The average senior debt outstanding was lower, but the applicable interest rates higher, for the first quarter of fiscal 2006, compared with the first quarter of fiscal 2005 resulting in cash interest expense virtually flat year-to-year.
Foreign Exchange Gains and Losses. Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for the three months ended December 31, 2005 and 2004 were $95,000 and $116,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future, although strategies to reduce the size of the gains and losses will be reviewed and implemented if economical and practical.
Income Taxes. Income tax expense for the first quarter of fiscal 2006 was recognized based on projected full-year results, particularly considering the impact of non-deductible interest related to the Convertible Notes. Income tax expense for the first quarter of fiscal 2005 was recognized based on expectations that income tax for the year would be comprised of applicable minimum taxes as loss carry-forwards from previous years were utilized. As of December 31, 2005 and 2004, we have fully reserved deferred tax assets of $1.8 million and $3.2 million, respectively, recognizing that Delphax has incurred income tax losses in two of the last four fiscal years and there is no assurance that future years will be profitable.
Loss per Share. For the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005, basic and diluted loss per share was $0.02 and $0.08, respectively. The decrease in loss between periods was primarily attributable to improved income from operations.

Market Risk
Delphax has foreign subsidiaries in Canada, the United Kingdom and France. We do business in more than 60 countries and generate approximately 20% to 30% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.
The Company’s net investment in its foreign subsidiaries was $6.8 million and $7.1 million at December 31, 2005 and September 30, 2005, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three-month periods ended December 31, 2005 and 2004. The functional currency of the Canadian subsidiary is the U.S. dollar.
From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the fiscal-year-to-date and in fiscal 2005, the Company did not enter into any foreign exchange contracts. However, strategies to reduce the magnitude of gains or losses will be reviewed and implemented if economical and practical.
Interest Rate Risk
Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense for the first quarter of fiscal 2006 and 2005 of approximately $13,000 and $17,000, respectively.
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
Risk Related to Operations
The Company’s operations are subject to a number of risks, which include but are not limited to the following:
Limited sales of our new product lines. Acquisition of the Delphax Business in December 2001 significantly expanded our product lines to include the CR Series and RS Series of roll-fed printing equipment. To date, a limited number of CR Series presses and RS Series print systems have been sold and there can be no assurance that these products can be sold in meaningful numbers in the future.
Reliance on significant customers. In the first quarter of 2006, we had two significant customers that individually accounted for 27% and 14% of net sales. Net sales from these two customers have typically been significant to total net sales. We anticipate, but cannot assure, that these customers will continue to be significant throughout fiscal 2006. The loss of, or a significant decrease in sales to, either of these customers could have a material adverse effect on the Company’s financial condition and results of operation. In addition, for the first quarter of fiscal 2006, net sales to a third customer, which included purchase of equipment, represented 16% of total net sales for the period.
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
Net sales are subject to fluctuations, which may be material. Our net sales and operating results may fluctuate from quarter to quarter because the sales cycle is relatively long, the size of orders may vary significantly, the availability of financing for customers in some countries is variable, customers may postpone or cancel orders, and economic, political and market conditions in some markets change with minimal notice and affect the timing and size of orders. Because operating expenses are based on anticipated net sales levels and a high percentage of the operating costs are relatively fixed in the short-term, variations in the timing of revenue recognition could result in significant fluctuations in operating results from period to period.
Liquidity and Capital Resources
Working capital was $23.7 million at December 31, 2005, compared with $21.6 million at September 30, 2005. A number of factors contributed to the increase, the single most significant being an increase in accounts receivable. Accounts receivable increased from $6.6 million at September 30, 2005, to $7.9 million at December 31, 2005 due to timing of collections. Inventory decreased slightly from $19.5 million at September 30, 2005, to $19.2 million at December 31, 2005. Accounts payable and accrued expenses decreased approximately $272,000, from $5.7 million at September 30, 2005, to $5.4 million at December 31, 2005. Customer deposits decreased from $1.0 million to $274,000 primarily due to recognition of revenue related to a deposit on equipment at a customer site as of September 30, 2005.
Debt, excluding capital leases, totaled approximately $8.3 million and $6.2 million as of December 31, 2005 and September 30, 2005, respectively, as detailed below.

	December 31, 2005		September 30, 2005
	Balance	Available	Balance	Available
	Outstanding	Credit	Outstanding	Credit
		(In thousands)
Senior credit facilities:
Term loans	$787	$—	$836	$—
Revolving loans, $12.5 million limit	5,268	4,843	3,203	5,592
Line of credit, United Kingdom	—	176	—	176

Total bank credit facilities	6,055	5,019	4,039	5,768

7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the the 4-year term of the loan	2,230	—	2,143	—

Total debt, excluding capital leases	$8,285	$5,019	$6,182	$5,768

We expect availability under the credit facilities to be adequate to fund operations throughout fiscal 2006.
We have undertaken no significant investing activities. No significant capital investment has been undertaken, and at December 31, 2005, Delphax had no material commitments for capital expenditures. However, we expect to make some capital expenditures in conjunction with moving the corporate headquarters to 6100 110th Street, Bloomington, MN 55438 in April 2006.
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
The factors mentioned under the subheading “Risk Related to Operations” are among those that in some cases have affected, and in the future could affect, the Company’s actual results, and could cause actual financial performance to differ materially from that expressed in any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information called for by this item is provided under the caption “Market Risk” under Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
     Jay A. Herman, Chairman and Chief Executive Officer, and Acting Chief Financial Officer, has reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, this officer believes that our disclosure controls and procedures are effective in ensuring that material information related to Delphax is made known to him by others within the organization.
(b) Changes in Internal Controls.
     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-Q.
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 3, 2005, the Company issued 16,406 shares of Company Common Stock in payment of $49,000 of accrued interest on the Company’s Convertible Notes. As of December 31, 2005, interest of $39,000 on the Convertible Notes was accrued related to the 16,406 shares issued on January 3, 2006. The Convertible Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The shares issued on October 3, 2005 and January 3, 2006 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 6. Exhibits.
The following documents are filed as Exhibits to this report:
     10.1 Renewal Agreement to a Lease Agreement (as amended) (the “Lease”) Dated: June 29, 1989. between Canadian Tomken Inc. (“Landlord”) and Delphax Technologies Canada Limited (“Tenant”).
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

DELPHAX TECHNOLOGIES INC. Registrant
Date February 10, 2006	/s/ Jay A. Herman
Jay A. Herman
Chairman and Chief Executive Officer

Date February 10, 2006	/s/ Jay A. Herman
Jay A. Herman
Acting Chief Financial Officer