Form 10-Q
period 2006-03-31
DELPHAX TECHNOLOGIES INC
filed 2006-05-10
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission file number 0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6100 West 110th Street Bloomington, Minnesota	55438-2664
(Address of principal executive offices)	(Zip Code)

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

As of May 5, 2006, there were 6,388,391 shares outstanding of Common Stock, par value $0.10 per share.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	September 30, 2005
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$949	$736
Accounts receivable, less allowance for doubtful accounts of $193 and $174 as of March 31, 2006 and September 30, 2005, respectively	7,205	6,615
Inventory	19,536	19,470
Other current assets	2,117	2,000

TOTAL CURRENT ASSETS	29,807	28,821

Equipment and fixtures, net	1,196	1,454
Other non-current assets	127	125

TOTAL ASSETS	$31,130	$30,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,015	$3,233
Accrued compensation	1,980	1,512
Other accrued expenses	897	910
Income taxes payable	197	—
Current portion of bank credit facilities	193	193
Current portion of capital leases	100	106
Customer deposits	254	1,006
Deferred revenue	330	305

TOTAL CURRENT LIABILITIES	6,966	7,265
Long-term portion of bank credit facilities and 7% convertible subordinated notes	7,363	5,989
Long-term portion of capital leases	27	74

TOTAL LIABILITIES	14,356	13,328

SHAREHOLDERS’ EQUITY
Common stock - par value $0.10 per share - authorized 50,000 shares; issued and outstanding: 6,372 and 6,339 as of March 31, 2006 and September 30, 2005, respectively	637	634
Additional paid-in capital	19,198	19,011
Accumulated other comprehensive loss	(728)	(710)
Accumulated deficit	(2,333)	(1,863)

TOTAL SHAREHOLDERS’ EQUITY	16,774	17,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,130	$30,400

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)
Sales:
Maintenance, spares and supplies	$11,208	$11,260	$21,303	$22,848
Printing equipment	1,638	1,587	4,280	2,969

NET SALES	12,846	12,847	25,583	25,817
Cost of sales	5,808	5,669	11,831	11,956

GROSS PROFIT	7,038	7,178	13,752	13,861

Operating Expenses:
Selling, general and administrative	5,797	5,697	11,116	11,443
Research and development	1,218	1,013	2,356	2,082

	7,015	6,710	13,472	13,525

INCOME FROM OPERATIONS	23	468	280	336

Net interest expense	261	269	496	528
Net realized exchange loss (gain)	150	(54)	302	117
Net unrealized exchange gain	(17)	(21)	(74)	(76)

(LOSS) INCOME BEFORE INCOME TAXES	(371)	274	(444)	(233)

Income tax (benefit) expense	(57)	12	26	24

NET (LOSS) INCOME	$(314)	$262	$(470)	$(257)

Basic and diluted (loss) earnings per common share	$(0.05)	$0.04	$(0.07)	$(0.04)

Weighted average number of shares outstanding during the period:
Basic	6,372	6,306	6,364	6,296
Diluted	6,372	6,366	6,364	6,296

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2006	2005
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net loss	$(470)	$(257)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	473	564
Non-cash interest on 7% convertible subordinated notes:
Amortization of original issue discount	176	168
Issuance of common stock	87	119
Stock-based compensation	102	—
Other	—	38
Changes in operating assets and liabilities:
Accounts receivable, net	(590)	(765)
Inventory	(66)	2,105
Other current assets	(117)	606
Accounts payable, accrued expenses, deposits and other	(318)	(2,420)
Deferred revenue	25	41

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(698)	199

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(216)	(135)

NET CASH USED IN INVESTING ACTIVITIES	(216)	(135)

FINANCING ACTIVITIES
Issuance of common stock on exercise of stock options	—	7
Additional borrowing (repayment) on bank credit facilities, net	1,199	(317)
Principal payments on capital lease obligations	(54)	(47)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,145	(357)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18)	45

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	213	(248)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	736	1,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$949	$1,066

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

The results of operations for the three and six months ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.

2. Inventory

As of March 31, 2006 and September 30, 2005, inventory was comprised as follows:

	March 31, 2006	September 30, 2005
	(In thousands)
Raw materials and component parts	$12,430	$12,662
Work-in-progress	1,802	1,237
Finished goods	5,304	5,571

	$19,536	$19,470

New Pronouncement – Inventory Costs

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). SFAS 151 amended prior guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Prior guidance indicated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement had no material impact on the valuation of inventory or operating results for the three and six months ended March 31, 2006.

3. Loss or Earnings per Share

The following table sets forth the computation of basic and diluted loss or earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Numerator for basic (loss) earnings per share	$(314)	$262	$(470)	$(257)
Dilutive potential loss, Convertible Notes	—	—	—	—

Numerator for diluted (loss) earnings per share	$(314)	$262	$(470)	$(257)

Denominator:
Denominator for basic (loss) earnings per share, weighted average shares	6,372	6,306	6,364	6,296

Dilutive potential shares:
Employee stock options	—	47	—	—
Warrants	—	13	—	—
Convertible Notes	—	—	—	—

Dilutive potential shares	—	60	—	—

Denominator for diluted (loss) earnings per share, weighted average shares	6,372	6,366	6,364	6,296

(Loss) earnings per share - basic	$(0.05)	$0.04	$(0.07)	$(0.04)

(Loss) earnings per share - diluted	$(0.05)	$0.04	$(0.07)	$(0.04)

Dilutive potential losses related to Convertible Notes were excluded from calculation of the numerator for diluted loss or earnings per share because the effect would be antidilutive. The amounts excluded for the three and six months ended March 31, 2006 and the three and six months ended March 31, 2005 were $136,000, $263,000, $141,000 and $287,000, respectively. Similarly, dilutive potential common shares were excluded from calculation of the denominator because the effect would be antidilutive. Shares excluded for the three and six months ended March 31, 2006 and the six months ended March 31, 2005 were 20,000, 10,000 and 56,000, respectively. Shares excluded related to Warrants for the three and six months ended March 31, 2006 and the six months ended March 31, 2005 were none, none and 15,000, respectively. In all periods, 938,000 shares related to the Convertible Notes were excluded from calculation of the denominator because of their antidilutive effect.

Options to purchase shares of Common Stock and Warrants were excluded from calculation of the denominator for diluted loss per share because the effect would be antidilutive due to the fact that exercise prices were greater than the average market prices of the common shares for those periods. Shares excluded for the three and six months ended March 31, 2006 and the three and six months ended March 31, 2005 were 586,000, 776,000, 278,000 and 225,000, respectively. In all periods, 516,000 shares related to Warrants were excluded from calculation of the denominator because of their antidilutive effect.

4. Comprehensive Loss or Income

The components of comprehensive loss or income for the three and six months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)
Net (loss) income	$(314)	$262	$(470)	$(257)

Foreign currency translation adjustment	23	21	(18)	390

Comprehensive (loss) income	$(291)	$283	$(488)	$133

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

Our senior credit financing has both a U.S. and Canadian component. The U.S. component consists of a secured three-year term loan of $114,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million. In March 2006, our credit agreements were amended to extend the three-year term by three months to April 2007.

The senior credit agreements provide for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of March 31, 2006, the interest rates applicable to our loans were 7.25% and 8.0% for our Canadian and U.S. revolving loans, respectively, and 8.25% for our term loans.

The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. As of March 31, 2006, we were in compliance with the terms of the credit agreements.

The subordinated debt financing consists of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes are immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes are converted at that conversion price. The Convertible Notes are junior to the senior credit facilities described above, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest was determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense is recorded quarterly based on the fair value of the common shares issued and the average market price of the Common Stock over the interest period. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes are exercisable anytime after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $561,000. Furthermore, the Convertible Notes contain a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $852,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature were recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million is being amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.

Our subsidiary in the United Kingdom has a line of credit of £100,000 (approximately $176,000 at March 31, 2006 exchange rates). This line of credit has not been used.

As of March 31, 2006, there was $5.2 million of indebtedness under the senior credit facilities outstanding at an approximate average annual interest rate of 7.7%. The weighted average interest rate on all of the Company’s debt was approximately 11.7%, which gives effect to the senior credit facilities and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.

6. Stock-based Compensation

Commencing October 1, 2005, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. We recorded compensation expense of $51,000 and $102,000, respectively, in the three and six months ended March 31, 2006, with $47,000 and $4,000, respectively, expensed to selling, general and administrative expense and research and development expense in each of the two fiscal quarters. The related tax benefits from recording this non-cash expense were $19,000 and $38,000, respectively, for the three and six months ended March 31, 2006. The net compensation expense reduced both basic and diluted loss per share by $0.01 for the three-month period and by $0.01 for the six-month period ended March 31, 2006. As of March 31, 2006, $368,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of approximately 4 years.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and loss and net income and loss per share if the fair value based method had been applied to the prior periods:

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
	(In thousands, except per share data)
Net income (loss), as reported	$262	$(257)
Stock-based compensation determined under fair value based method for all awards	52	105

Pro forma net income (loss), assuming fair value method for all stock-based awards	$210	$(362)

Basic earnings (loss) per share, as reported	$0.04	$(0.04)
Diluted earnings (loss) per share, as reported	0.04	(0.04)
Basic earnings (loss) per share, pro forma	0.03	(0.06)
Diluted earnings (loss) per share, pro forma	0.03	(0.06)

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the six months ended March 31, 2006, and the three and six months ended March 31, 2005, respectively, were $156,000, $243,000 and $243,000. There were no options granted during the three months ended March 31, 2006. The assumptions we used to determine fair value were as follows:

	Three Months Ended March 31, 2005	Six Months Ended
		March 31, 2006	March 31, 2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	50%	58%	50%
Risk-free interest rate	4.1%	4.4%	4.1%
Expected life of options	7 years	4.75 years	7 years

The Company’s stock options generally vest over four years of service and have a contractual life of 7 years. At the beginning of fiscal 2006, we had 216,000, 257,000 and 780,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, all options have been granted under the 2000 Plan. Options granted under the 2000 Plan during the six months ended March 31, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2005	872	$3.44
Granted	115	2.59
Canceled	(55)	3.61

Options outstanding, March 31, 2006	932	3.32

The following tables summarize information concerning options outstanding and exercisable as of March 31, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)
$1.75 - 4.80	893	3.24 years	$3.14
5.06 - 7.75	21	3.33 years	5.99
9.63 - 9.63	18	0.22 years	9.63

1.75 - 9.63	932	3.18 years	3.32

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price per Share
	(In thousands)
$1.75 - 4.80	535	$3.21
5.06 - 7.75	21	5.99
9.63 - 9.63	18	9.63

1.75 - 9.63	574	3.51

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

Executive Summary

For the second quarter of fiscal 2006, we incurred a net loss of $0.3 million, compared with net income of $0.3 million for the year-ago quarter. This change, on virtually flat net sales and a slightly lower gross margin, was primarily the result of operating expense levels higher by $0.3 million and a $0.2 million swing in net foreign exchange losses in the second quarter of fiscal 2006, compared with net foreign exchange gains in the same quarter last year. The first half of fiscal 2006 was also significantly affected by net foreign exchange losses, $0.2 million higher than in the year-ago period. For the first six months of fiscal 2006, on net sales lower by $0.2 million, flat margins and flat operating expense levels, we incurred a loss of $0.5 million, $0.2 million higher than in the first half of fiscal 2005. The decline in our net income in the fiscal 2006 periods compared with the fiscal 2005 periods was almost entirely attributable to two factors: certain cost reduction measures implemented during fiscal 2005 that led to improved gross margins and reduced operating expenses in the second quarter of fiscal 2005 and the continued strengthening of the Canadian dollar compared with the U.S. dollar.

In fiscal 2006, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. We recorded $51,000 and $102,000, respectively, of related compensation expense for the three and six months ended March 31, 2006. For the second quarter and first half of fiscal 2006, implementation of SFAS 123(R), contributed approximately $32,000 and $64,000 net of income taxes, respectively, to the net losses for the periods.

Overview

The Company’s business is the design, manufacture, sale and servicing of advanced digital print production equipment based on its patented electron beam imaging (EBI) technology. The majority of our revenue is from the sale of maintenance contracts, spare parts and supplies that are used with this equipment. Our equipment includes both “roll-fed” or “web” presses (the CR Series and RS Series), where the paper input is on rolls, and “cut-sheet” or “sheet-fed” printers and presses (the Imaggia and the Checktronic system) that use pre-cut sheets of paper or base stock. Our flagship printing systems are the CR Series and the Imaggia presses. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications.

The Company operates and manages its business in a single business segment – the development and marketing of advanced digital print production equipment. We market our products and services through a direct sales force and independent distributors in the United States and international markets. Our Common Stock is currently traded on the NASDAQ Global Market under the symbol “DLPX.”

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to revenue recognition, product warranties, inventory, stock-based compensation expense, allowance for doubtful accounts and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of the Condensed Consolidated Financial Statements.

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

Stock-based Compensation Expense

Commencing October 1, 2005, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. We recorded $51,000 and $102,000, respectively, of related compensation expense for the three and six months ended March 31, 2006.

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

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the six months ended March 31, 2006, and the three and six months ended March 31, 2005, respectively, were $156,000, $243,000 and $243,000. There were no options granted during the three months ended March 31, 2006. The assumptions we used to determine fair value were as follows:

	Three Months Ended March 31, 2005	Six Months Ended
		March 31, 2006	March 31, 2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	50%	58%	50%
Risk-free interest rate	4.1%	4.4%	4.1%
Expected life of options	7 years	4.75 years	7 years

Expected stock price volatility was determined based on the daily stock price for Delphax Common Stock beginning March 1, 2002, the earliest trading day for which information is available on NASDAQ subsequent to the acquisition of our Canadian subsidiary, which substantially changed the size and complexity of the Company’s business. We believe the volatility during this period represents the volatility for the expected life of the options. The risk-free interest rate assumption was determined based upon United States Treasury Strips with a term that approximates the expected life of the option. For the expected life of the options, we have applied the simplified method allowed under Staff Accounting Bulletin, Topic 14.D.2. SFAS 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current periods.

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on identification of specific accounts receivable, supplemented by a general allowance of approximately 20% of accounts aged greater than 90 days not otherwise specifically considered. Specific identification of doubtful accounts and determination of the amount of the required allowance involve a degree of judgment based on discussion with our customer support and sales organization, examination of the financial stability of our customers and review of their payment history. Accounts determined to be uncollectible are written off against the allowance for doubtful accounts. There can be no assurance that our estimates will match actual amounts ultimately written off. During periods of downturn in the market for printed materials or economic recession, a greater degree of risk exists concerning the ultimate collectability of accounts receivable due to the impact that these conditions might have on our customer base. We evaluate the adequacy of the allowance for doubtful accounts quarterly.

Income Taxes

In determining the carrying value of our net deferred tax assets, we assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $3.0 million and $1.6 million as of March 31, 2006 and September 30, 2005, respectively, recognizing that the Company has incurred income tax losses in two of the last four fiscal years and there is no assurance that this or future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the statements of operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operations

The following table sets forth the Company’s Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Unaudited)
Sales:
Maintenance, spares and supplies	87.2%	87.6%	83.3%	88.5%
Printing equipment	12.8	12.4	16.7	11.5

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	45.2	44.1	46.2	46.3

GROSS PROFIT	54.8	55.9	53.8	53.7

Operating Expenses:
Selling, general and administrative	45.1	44.4	43.5	44.3
Research and development	9.5	7.9	9.2	8.1

	54.6	52.3	52.7	52.4

INCOME FROM OPERATIONS	0.2	3.6	1.1	1.3

Net interest expense	1.9	2.1	1.9	2.0
Net realized exchange loss (gain)	1.2	(0.4)	1.2	0.5
Net unrealized exchange gain	(0.1)	(0.2)	(0.3)	(0.3)

(LOSS) INCOME BEFORE INCOME TAXES	(2.8)	2.1	(1.7)	(0.9)

Income tax (benefit) expense	(0.4)	0.1	0.1	0.1

NET (LOSS) INCOME	(2.4)%	2.0%	(1.8)%	(1.0)%

Net Sales.

The Company’s revenues consist of sales of (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. For the second quarter of fiscal 2006, net sales were $12.8 million, flat compared with the second quarter of fiscal 2005. For the first six months of fiscal 2006, net sales were $25.6 million, down 1% from $25.8 million for the same period in fiscal 2005.

For the second quarter of fiscal 2006, net sales from maintenance, spare parts and supplies of $11.2 million were down insignificantly from $11.3 million for the second quarter of fiscal 2005. Net sales from maintenance, spare parts and supplies for the first half of fiscal 2006 were $21.3 million, compared with $22.8 million for the same period in fiscal 2005, lower by 7%. We attribute the decrease in net sales for the six months ended March 31, 2006 to a temporary decline in usage of our customers’ installed base of legacy equipment and the timing of purchase orders from certain customers during the first quarter of fiscal 2006. We expect net sales from maintenance, spare parts and supplies to experience varying degrees of downward pressure from the attrition of older equipment in the field, until such time as installations of our newer CR Series printing systems are sufficient to reverse this trend.

Net sales of printing equipment were $1.6 million for the second quarter of fiscal 2006, flat compared with the same period in fiscal 2005. For the six months ended March 31, 2006, net sales of printing equipment were $4.3 million, a

44% increase over printing equipment sales for the same period in fiscal 2005 of $3.0 million. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications. For the first half of fiscal 2006 compared with the first half of fiscal 2005, the increase in net sales of printing equipment was primarily due to higher CR Series sales, four units in the six months ended March 31, 2006 and two units in the same period in fiscal 2005. Legacy product sales were also higher in the first six months of fiscal 2006 than in the same period in fiscal 2005. The increase in legacy product sales was partially offset by lower Imaggia sales. One Imaggia unit was sold in the first half of fiscal 2005; only Imaggia upgrades were sold in the first half of fiscal 2006.

Gross Margin.

The Company’s gross margin percentage for the second quarter of fiscal 2006 was 55%, compared with 56% for the second quarter of fiscal 2005, and 54% for the first half of fiscal 2006 and 2005. The decrease in the gross margin percentage for the second quarter of fiscal 2006, compared with the same period in fiscal 2005, was primarily due to sales mix. The decrease in margins on the mix of products sold was partially offset by productivity improvements which reduced the levels of unabsorbed labor and overhead costs incurred in the second quarter of fiscal 2006, compared with the second quarter of fiscal 2005.

Though the gross margin percentage for the first half of fiscal 2006 was flat compared with that for the first half of fiscal 2005, similar to the second-quarter comparison, product margins were lower due to sales mix, with the reduction wholly offset by lower levels of unabsorbed labor and overhead costs.

For both the three and six months ended March 31, 2006 compared with the same periods in fiscal 2005, absorbed and unabsorbed labor costs were lower in the fiscal 2005 periods as a result of the cost reduction measures implemented in fiscal 2005. In general, we anticipate that the gross margin percentage in fiscal 2006 as a whole will be about the same as in fiscal 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $5.8 million for the second quarter of fiscal 2006, compared with $5.7 million for the same quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 45% for the second quarter of fiscal 2006, compared with 44% for the year-ago quarter. For the three-month period ended March 31, 2006 compared with the same period in fiscal 2005, customer support contract services and travel expenses were approximately $185,000 higher and commissions to a third-party distributor were approximately $259,000 lower. In addition, approximately $60,000 in moving expenses related to the relocation of our Corporate headquarters was incurred in the second quarter of fiscal 2006.

Selling, general and administrative expenses were $11.1 million and $11.4 million for the six months ended March 31, 2006 and 2005, respectively. As a percentage of net sales, selling, general and administrative expenses were 43% and 44%, respectively, for the six-month periods ended March 31, 2006 and 2005. For the first half of fiscal 2006 compared with the first half of fiscal 2005, customer support contract services and travel expenses were approximately $194,000 higher, commissions to a third-party distributor were approximately $343,000 lower and compensation expenses were approximately $244,000 lower. In addition, the $60,000 in moving expenses related to the relocation of our Corporate headquarters incurred in the second quarter of fiscal 2006 increased expense for the first half of the year by the same amount.

Research and Development Expenses.

Research and development expenses were $1.2 million for the second quarter of fiscal 2006, compared with $1.0 million for the second quarter of fiscal 2005, or 9% and 8% of net sales in each period, respectively. Compensation expenses for the second quarter of fiscal 2006 were approximately $182,000 higher than in the comparable year-ago quarter. For the six months ended March 31, 2006, research and development expenses were $2.4 million, compared with $2.1 million for the same period in fiscal 2005, or 9% and 8% of net sales, respectively. Compensation expenses in the first half of fiscal 2006 were approximately $194,000 higher than in the first half of fiscal 2005. The lower compensation expenses in the second quarter and first half of fiscal 2005 compared with the same periods in fiscal 2006 were due in part to the cost reduction measures implemented in fiscal 2005.

Net Interest Expense.

Net interest expense for the second quarter of fiscal 2006 was $261,000 (consisting of $125,000 cash and $136,000 non-cash interest), compared with $269,000 (consisting of $128,000 cash and $141,000 non-cash interest) for the second quarter of fiscal 2005. Net interest expense for the first half of fiscal 2006 was $496,000 (consisting of $233,000 cash and $263,000 non-cash interest), compared with $528,000 (consisting of $241,000 cash and $287,000 non-cash interest) for first half of fiscal 2005. The bank debt levels, to which the cash interest expense applies, have tended to be lower and the interest rates higher in fiscal 2006, compared with fiscal 2005. Non-cash interest expenses in the fiscal 2006 periods have been lower than in the comparable 2005 periods due to the lower average market price of Delphax stock over the interest periods, partially offset by higher amortization of the original issue discount, both related to our Convertible Notes.

Foreign Exchange Gains and Losses.

Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of transactions among the Company and its subsidiaries that have different functional currencies. The net transactional exchange loss for the three months ended March 31, 2006 was $133,000, compared with a gain of $75,000 for the same period in fiscal 2005. For the six-month periods ended March 31, 2006 and 2005, we recognized transactional foreign exchange losses of $228,000 and $41,000, respectively. The increase in realized transactional foreign exchange losses between the fiscal 2006 periods and the comparable fiscal 2005 periods was primarily the result of the Canadian subsidiary collecting its receivables in U.S. dollars, and then needing to exchange them for Canadian dollars. Beginning in the latter part of the second quarter of fiscal 2006, to control this cost, we identified and began utilizing a lower-cost seller of Canadian dollars.

The Company experiences translational foreign currency exchange gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future, although we are reviewing strategies to reduce the size of the losses we have experienced in recent quarters.

Income Taxes.

For fiscal 2006, we project that income tax expense will be the tax on taxable income, less income tax credits limited to alternative minimum taxes. On that basis, an income tax benefit of $57,000 was recognized for the second quarter of fiscal 2006 and an income tax expense of $26,000 was recognized for the first half of the fiscal year. For fiscal 2005, we projected that our income tax expense would be comprised of applicable minimum taxes, as we anticipated utilizing loss carry-forwards from previous years. Interim income tax expense for the second quarter and the first six months of fiscal 2005 was recognized on that basis, at $12,000 and $24,000, respectively. As of March 31, 2006 and 2005, we have fully reserved deferred tax assets of $3.0 million and $2.2 million, respectively, recognizing that Delphax has incurred income tax losses in two of the last four fiscal years and there is no assurance that this or future years will be profitable.

Earnings or Loss per Share.

For the second quarter of fiscal 2006, basic and diluted loss per share was $0.05, compared with basic and diluted earnings per share of $0.04 for the second quarter of fiscal 2005. For the first six months of fiscal 2006, basic and diluted loss per share was $0.07, compared with basic and diluted loss per share of $0.04 for the first six months of fiscal 2005. The decline in our net income in the fiscal 2006 periods compared with the fiscal 2005 periods was almost entirely attributable to two factors: certain cost reduction measures implemented during fiscal 2005 that led to improved gross margins and reduced operating expenses in the second quarter of fiscal 2005 and the continued strengthening of the Canadian dollar compared with the U.S. dollar.

Market Risk

Delphax has foreign subsidiaries in Canada, the United Kingdom and France. We do business in more than 60 countries and generate approximately 20% to 30% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.

The Company’s net investment in its foreign subsidiaries was $6.1 million and $7.1 million at March 31, 2006 and September 30, 2005, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three-month and six-month periods ended March 31, 2006 and 2005. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the fiscal-year-to-date period and in fiscal 2005, the Company did not enter into any foreign exchange contracts. However, we are reviewing strategies to reduce the magnitude of losses we have experienced in recent quarters.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $14,000 and $17,000, respectively, for the second quarter of fiscal 2006 and 2005, and $27,000 and $34,000, respectively, for the six months ended March 31, 2006 and 2005.

Interest on the $3.0 million of outstanding Convertible Notes is determined by dividing the monetary value of the accrued interest at a fixed 7% rate by the initial conversion price of $3.20 per common share, or 16,406 shares of Common Stock. Interest expense on the Convertible Notes is accrued based on the fair value of the 16,406 shares issued quarterly in payment of interest, measured at the average closing price of the Common Stock over the period. Accordingly, interest expense on the Convertible Notes may fluctuate from quarter to quarter as a result of market risk from the volatility of the price of our Common Stock, but is not subject to interest rate risk.

Risk Related to Operations

The Company’s operations are subject to a number of risks, which include but are not limited to the following:

Limited sales of our new product lines. Acquisition of our Canadian subsidiary in December 2001 significantly expanded our product lines to include the CR Series and RS Series of roll-fed printing equipment. To date, a limited number of CR Series presses and RS Series print systems have been sold and there can be no assurance that these products can be sold in meaningful numbers in the future.

Reliance on significant customers. In the second quarter of 2006, we had two significant customers that individually accounted for 29% and 16% of net sales. This compares with 30% and 17% in the second quarter of fiscal 2005. For the six months ended March 31, 2006 and 2005, respectively, these customers individually accounted for 28% and 15%, and 28% and 18% of net sales. Net sales from these two customers have typically been significant to total net sales. We anticipate, but cannot assure, that these customers will continue to be significant throughout fiscal 2006. The loss of, or a significant decrease in sales to, either of these customers could have a material adverse effect on the Company’s financial condition and results of operation. In addition, for the first half of fiscal 2006, net sales to a third customer, which included purchase of equipment, represented 10% of total net sales for the period.

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

Significant proportion of operating expenses paid in foreign currencies. Though variable by period, we estimate that up to 60% of our operating expenses in any period, the most significant of which is payroll, are paid in currencies other than the US dollar. In addition, our printing presses and proprietary consumables, spares and supplies are manufactured by our Canadian subsidiary, which, unlike our other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the dollar has weakened in relation to comparable reporting periods, higher expenses and higher manufactured-product costs are incurred on a US dollar basis when equal expense levels are incurred on a functional currency basis. We are reviewing strategies to reduce the size of the exposure to losses from foreign currency we have experienced in recent quarters.

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

Liquidity and Capital Resources

Working capital was $22.8 million at March 31, 2006, compared with $21.6 million at September 30, 2005. A number of factors contributed to the increase. Accounts receivable increased from $6.6 million at September 30, 2005, to $7.2 million at March 31, 2006 due to timing of collections. Customer deposits decreased from $1.0 million at September 30, 2005, to $254,000 at March 31, 2006, primarily due to recognition of revenue in the first quarter of fiscal 2006 related to a deposit on equipment at a customer site as of September 30, 2005. Off-setting these increases in working capital, accounts payable, accrued expenses and income taxes payable increased from $5.7 million at September 30, 2005, to $6.1 million at March 31, 2006.

Debt, excluding capital leases, totaled approximately $7.6 million and $6.2 million as of March 31, 2006 and September 30, 2005, respectively, detailed as follows:

	March 31, 2006		September 30, 2005
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$738	$—	$836	$—
Revolving loans, $12.5 million limit	4,499	4,940	3,203	5,592
Line of credit, United Kingdom	—	176	—	176

Total bank credit facilities	5,237	5,116	4,039	5,768

7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the the 4-year term of the loan	2,319	—	2,143	—

Total debt, excluding capital leases	$7,556	$5,116	$6,182	$5,768

We expect availability under the credit facilities to be adequate to fund operations throughout fiscal 2006.

We have undertaken no significant investing activities. In the second quarter of fiscal 2006, in conjunction with moving the Corporate headquarters to 6100 West 110th Street, Bloomington, MN 55438 in April 2006, we committed to approximately $125,000 for communications equipment.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

(b) Changes in Internal Controls over Financial Reporting.

During the fiscal quarter covered by this report, there were no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) or in other factors that have materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2006, we issued 16,406 shares of Common Stock in payment of $39,000 of accrued interest on the Convertible Notes. As of March 31, 2006, interest of $48,000 on the Convertible Notes was accrued related to the 16,406 shares issued on April 3, 2006. The Convertible Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The shares issued on January 3, 2006 and April 3, 2006 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 6. Exhibits.

The following documents are filed as Exhibits to this report:

10.1 Amendment No. 5 to Loan and Security Agreement Dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC.

10.2 Amending Agreement No. 3, This Agreement Dated as of March 31, 2006, between: Delphax Technologies Canada Limited, a Corporation Existing under the Laws of Ontario, and ABN AMRO Bank N.V., Canada Branch, the Canadian Branch of a Netherlands Bank.

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

DELPHAX TECHNOLOGIES INC.
Registrant

Date May 10, 2006	/s/ Jay A. Herman
Jay A. Herman
Chairman and Chief Executive Officer

Date May 10, 2006	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer
(Chief Financial Officer and Chief Accounting Officer)