Form 10-Q
period 2006-06-30
DELPHAX TECHNOLOGIES INC
filed 2006-08-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 10, 2006, there were 6,422,297 shares outstanding of Common Stock, par value $0.10 per share.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	September 30, 2005
	(In thousands)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$779	$736
Accounts receivable, less allowance for doubtful accounts of $252 and $174 as of June 30, 2006 and September 30, 2005, respectively	6,305	6,615
Inventory	18,895	19,470
Other current assets	1,774	2,000

TOTAL CURRENT ASSETS	27,753	28,821

Equipment and fixtures, net	1,647	1,454
Other non-current assets	130	125

TOTAL ASSETS	$29,530	$30,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,356	$3,233
Accrued compensation	2,782	1,512
Other accrued expenses	1,080	910
Current portion of bank credit facilities	5,753	193
Current portion of capital leases	96	106
Customer deposits	33	1,006
Deferred revenue	371	305

TOTAL CURRENT LIABILITIES	13,471	7,265
Long-term portion of bank credit facilities and 7% convertible subordinated notes	2,408	5,989
Long-term portion of capital leases	2	74

TOTAL LIABILITIES	15,881	13,328

SHAREHOLDERS’ EQUITY
Common stock - par value $0.10 per share - authorized 50,000 shares; issued and outstanding: 6,403 and 6,339 as of June 30, 2006 and September 30, 2005, respectively	640	634
Additional paid-in capital	19,267	19,011
Accumulated other comprehensive loss	(514)	(710)
Accumulated deficit	(5,744)	(1,863)

TOTAL SHAREHOLDERS’ EQUITY	13,649	17,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,530	$30,400

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)
Sales:
Maintenance, spares and supplies	$10,949	$12,210	$32,252	$35,058
Printing equipment	411	942	4,691	3,911

NET SALES	11,360	13,152	36,943	38,969
Cost of sales	6,411	5,746	18,242	17,702

GROSS PROFIT	4,949	7,406	18,701	21,267

Operating Expenses:
Selling, general and administrative	6,760	5,537	17,876	16,980
Research and development	1,305	1,195	3,661	3,277

OPERATING EXPENSES	8,065	6,732	21,537	20,257

(LOSS) INCOME FROM OPERATIONS	(3,116)	674	(2,836)	1,010

Net interest expense	265	241	761	769
Net realized exchange loss	84	59	386	176
Net unrealized exchange (gain) loss	(28)	74	(102)	(2)

(LOSS) INCOME BEFORE INCOME TAXES	(3,437)	300	(3,881)	67

Income tax (benefit) expense	(26)	12	—	36

NET (LOSS) INCOME	$(3,411)	$288	$(3,881)	$31

Basic and diluted (loss) earnings per common share	$(0.53)	$0.05	$(0.61)	$0.00

Weighted average number of shares outstanding during the period:
Basic	6,393	6,323	6,374	6,305
Diluted	6,393	6,349	6,374	6,361

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2006	2005
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES
Net (loss) income	$(3,881)	$31
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	702	838
Loss on disposal of equipment and fixtures	15	—
Non-cash interest on 7% convertible subordinated notes:
Amortization of original issue discount	265	253
Issuance of common stock	137	170
Stock-based compensation	125	—
Other	(12)	57
Changes in operating assets and liabilities:
Accounts receivable, net	310	45
Inventory	575	2,347
Other current assets	234	493
Equipment inventory capitalized for internal use	(602)	—
Accounts payable, accrued expenses, deposits and other	589	(2,762)
Deferred revenue	66	(19)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,477)	1,453

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(310)	(162)
Proceeds from sale of equipment and fixtures	3	—

NET CASH USED IN INVESTING ACTIVITIES	(307)	(162)

FINANCING ACTIVITIES
Issuance of common stock on exercise of stock options	—	7
Additional borrowing (repayment) on bank credit facilities, net	1,714	(1,684)
Principal payments on capital lease obligations	(82)	(73)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,632	(1,750)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	195	16

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43	(443)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	736	1,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$779	$871

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

The results of operations for the three and nine months ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.

2. Inventory

As of June 30, 2006 and September 30, 2005, inventory was comprised as follows:

	June 30, 2006	September 30, 2005
	(In thousands)
Raw materials and component parts	$12,514	$12,662
Work-in-progress	1,555	1,237
Finished goods	4,826	5,571

	$18,895	$19,470

New Pronouncement – Inventory Costs

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards No. 151, Inventory Costs (SFAS 151). SFAS 151 amended prior guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs and wasted material (spoilage). Prior guidance indicated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this Statement had no material impact on the valuation of inventory or operating results for the three and nine months ended June 30, 2006.

3. Loss or Earnings per Share

The following table sets forth the computation of basic and diluted loss or earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Numerator:
Numerator for basic (loss) earnings per share	$(3,411)	$288	$(3,881)	$31
Dilutive potential loss, Convertible Notes	—	—	—	—

Numerator for diluted (loss) earnings per share	$(3,411)	$288	$(3,881)	$31

Denominator:
Denominator for basic (loss) earnings per share, weighted average shares	6,393	6,323	6,374	6,305

Dilutive potential shares:
Employee stock options	—	26	—	46
Warrants	—	—	—	10
Convertible Notes	—	—	—	—

Dilutive potential shares	—	26	—	56

Denominator for diluted (loss) earnings per share, weighted average shares	6,393	6,349	6,374	6,361

(Loss) earnings per share - basic	$(0.53)	$0.05	$(0.61)	$0.00

(Loss) earnings per share - diluted	$(0.53)	$0.05	$(0.61)	$0.00

Dilutive potential losses related to Convertible Notes were excluded from calculation of the numerator for diluted loss or earnings per share because the effect would be antidilutive. The amounts excluded for the three and nine months ended June 30, 2006 and the three and nine months ended June 30, 2005 were $139,000, $402,000, $137,000 and $423,000, respectively. Similarly, dilutive potential common shares were excluded from calculation of the denominator because the effect would be antidilutive. Shares excluded related to employee stock options for the three and nine months ended June 30, 2006 were 26,000 and 16,000, respectively. Shares excluded related to Warrants for the three and nine months ended June 30, 2006 were zero. In all periods, 938,000 shares related to the Convertible Notes were excluded from calculation of the denominator because of their antidilutive effect.

Options to purchase shares of Common Stock and Warrants were excluded from calculation of the denominator for diluted loss or earnings per share because the effect would be antidilutive due to the fact that exercise prices were greater than the average market prices of the common shares for those periods. Shares excluded related to employee stock options for the three and nine months ended June 30, 2006 and the three and nine months ended June 30, 2005 were 539,000, 697,000, 458,000 and 303,000, respectively. In all periods, 516,000 shares related to Warrants were excluded from calculation of the denominator because of their antidilutive effect.

4. Comprehensive Loss or Income

The components of comprehensive loss or income for the three and nine months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net (loss) income	$(3,411)	$288	$(3,881)	$31

Foreign currency translation adjustment	214	(283)	196	107

Comprehensive (loss) income	$(3,197)	$5	$(3,685)	$138

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

Our senior credit financing has both a U.S. and Canadian component. The U.S. component consists of a secured three-year term loan of $114,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million. In March 2006, our credit agreements were amended to extend the three-year term by three months to April 2007. In August 2006, effective for our third quarter of fiscal 2006, our credit agreements were amended to revise the tangible net worth, debt service coverage and interest coverage covenants, covenants that, as previously agreed, we would have failed as a result of the magnitude of the net loss incurred for the quarter. In addition, the lender: (i) waived the other covenants that were violated during the quarter; (ii) added a cash flow covenant for the fourth quarter of fiscal 2006, limiting cash flow as defined in the agreement to not less than negative $1.4 million; and (iii) reduced our availability under the agreements by $500,000. The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with these covenants, as amended.

The senior credit agreements provide for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. Because the Company’s debt service coverage ratio was less than 1:1 as of June 30, 2006, the highest interest rates will apply to our outstanding debt beginning in the quarter ending September 30, 2006. As of June 30, 2006, the interest rates applicable to our loans were 8.25% and 9.0% for our Canadian and U.S. revolving loans, respectively, and 9.25% for our term loans.

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

Our subsidiaries in the United Kingdom and France have lines of credit of £100,000 and €50,000, respectively (approximately $184,000 and $63,000, respectively, at June 30, 2006 exchange rates). These lines of credit have not been used.

As of June 30, 2006, there was $5.8 million of indebtedness under the senior credit facilities outstanding at an approximate average annual interest rate of 8.7%. The weighted average interest rate on all of the Company’s debt was approximately 12.2%, which gives effect to the senior credit facilities and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.

6. Stock-based Compensation

Commencing October 1, 2005, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

As a result of adoption of SFAS 123(R), our financial results were lower than under our previous accounting method for share-based compensation by the following amounts:

	Three Months Ended June 30, 2006	Nine Months Ended June 30, 2006
	(In thousands, except per share data)
Net loss from continuing operations before income taxes	$23	$125
Income from continuing operations	23	125
Net income	23	125

Basic and diluted net income per share	$0.00	$0.02

For the three months ended June 30, 2006, $19,000, $3,000 and $1,000 were expensed to selling, general and administrative, research and development and indirect manufacturing expense, respectively. For the nine months ended June 30, 2006, $113,000, $10,000 and $2,000 were expensed to selling, general and administrative, research and development and indirect manufacturing expense, respectively. Because we expect to incur no income tax expense for fiscal 2006, there were no effects of adopting SFAS 123(R) included in cash flows from financing activities for the nine months ended June 30, 2006.

As of June 30, 2006, $283,000 of total unrecognized compensation costs related to non-vested stock option awards is expected to be recognized over a weighted average period of approximately 3 years.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on net income and loss and net earnings and loss per share if the fair value based method had been applied to the prior periods:

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
	(In thousands, except per share data)
Net income, as reported	$288	$31
Stock-based compensation determined under fair value based method for all awards	42	147

Pro forma net income (loss), assuming fair value method for all stock-based awards	$246	$(116)

Basic earnings per share, as reported	$0.05	$0.00
Diluted earnings per share, as reported	0.05	0.00
Basic earnings (loss) per share, pro forma	0.04	(0.02)
Diluted earnings (loss) per share, pro forma	0.04	(0.02)

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the three and nine months ended June 30, 2006 and the nine months ended June 30, 2005, respectively, were $34,000, $190,000 and $243,000. There were no options granted during the three months ended June 30, 2005. The assumptions we used to determine fair value were as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006	June 30, 2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	58%	58%	50%
Risk-free interest rate	4.4%	4.4%	4.1%
Expected life of options	4.75 years	4.75 years	7 years

The Company’s stock options generally vest over four years of service and have a contractual life of 7 years. At the beginning of fiscal 2006, we had 216,000, 257,000 and 780,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, all options have been granted under the 2000 Plan. Options granted under the 2000 Plan during the nine months ended June 30, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2005	872	$3.44
Granted	135	2.68
Excercised	(1)	2.68
Canceled	(342)	3.31

Options outstanding, June 30, 2006	664	3.35

The following tables summarize information concerning options outstanding and exercisable as of June 30, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)
$1.75 - 4.80	625	3.18 years	$3.09
5.06 - 7.75	21	3.33 years	5.99
9.63 - 9.63	18	0.22 years	9.63

1.75 - 9.63	664	3.11 years	3.35

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price per Share
	(In thousands)
$1.75 - 4.80	376	$3.13
5.06 - 7.75	21	5.99
9.63 - 9.63	18	9.63

1.75 - 9.63	415	3.55

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

Executive Summary

For the third quarter of fiscal 2006, we incurred a net loss of $3.4 million, or $0.53 per share, compared with net income of $0.3 million, or $0.05 per share, for the year-ago quarter. For the nine months ended June 30, 2006, our net loss was $3.9 million, or $0.61 per share, compared with net income of $31,000, or zero per share, for the same period in fiscal 2005. The significant losses for the quarter and the fiscal-year-to-date periods and the significant changes in the net income for the comparable periods were attributable to a number of factors, most significantly the following:

•	Lower net sales volumes and lower-margin sales reduced income for the quarter by approximately $1.6 million and for the nine-month period by approximately $2.8 million for the fiscal 2006 periods, relative to the same periods in fiscal 2005.

•	Cost of sales expenses related to production at levels lower than normal capacity, lay-off of production staff and write-down of certain inventory to market value reduced income for the quarter, relative to the same quarter a year ago, by approximately $0.9 million. However, these costs of sales for the first nine months of fiscal 2006 were lower by approximately $0.2 million, slightly improving net income compared with the first nine months of fiscal 2005.

•	In May 2006, the Company’s chief executive officer left Delphax by mutual agreement with the Board of Directors. Severance (CEO Severance) per the employment agreement resulted in a charge to the Company in the quarter and fiscal-year-to-date periods of approximately $0.7 million.

In fiscal 2006, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. We recorded compensation expense of $23,000 and $125,000, respectively, in the three and nine months ended June 30, 2006. For the three months ended June 30, 2006, $19,000, $3,000 and $1,000 were expensed to selling, general and administrative, research and development and indirect manufacturing expense, respectively. For the nine months ended June 30, 2006, $113,000, $10,000 and $2,000 were expensed to selling, general and administrative, research and development and indirect manufacturing expense, respectively.

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

The Company operates and manages its business in a single business segment – the development and marketing of advanced digital print production equipment. We market our products and services through a direct sales force and independent distributors in the United States and international markets. Our Common Stock is currently traded on the NASDAQ Stock Market LLC under the symbol “DLPX.”

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

Stock-based Compensation Expense

Commencing October 1, 2005, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, to be recognized in the statements of operations as an operating expense, based on their fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Income Taxes

In determining the carrying value of our net deferred tax assets, we assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $4.1 million and $1.6 million as of June 30, 2006 and September 30, 2005, respectively, recognizing that the Company has incurred income tax losses in two of the last four fiscal years, expects to incur a loss for the full fiscal 2006 and has no assurance that future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the statements of operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
Sales:
Maintenance, spares and supplies	96.4%	92.8%	87.3%	90.0%
Printing equipment	3.6	7.2	12.7	10.0

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	56.4	43.7	49.4	45.4

GROSS PROFIT	43.6	56.3	50.6	54.6

Operating Expenses:
Selling, general and administrative	59.5	42.1	48.4	43.6
Research and development	11.5	9.1	9.9	8.4

OPERATING EXPENSES	71.0	51.2	58.3	52.0

(LOSS) INCOME FROM OPERATIONS	(27.4)	5.1	(7.7)	2.6

Net interest expense	2.3	1.8	2.1	2.0
Net realized exchange loss	0.7	0.4	1.0	0.4
Net unrealized exchange (gain) loss	(0.2)	0.6	(0.3)	(0.0)

(LOSS) INCOME BEFORE INCOME TAXES	(30.2)	2.3	(10.5)	0.2

Income tax (benefit) expense	(0.2)	0.1	—	0.1

NET (LOSS) INCOME	(30.0)%	2.2%	(10.5)%	0.1%

Net Sales.

The Company’s revenues consist of sales of: (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. Although the Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa, a new unit was sold in South America in the third quarter of fiscal 2006. The Foliotronic is still actively marketed to customers with folio production applications. For the third quarter of fiscal 2006, net sales were $11.4 million, down 14% compared with net sales of $13.2 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, net sales were $36.9 million, down 5% from $39.0 million for the same period in fiscal 2005.

For the third quarter of fiscal 2006, net sales from maintenance, spare parts and supplies of $10.9 million were down 10% from $12.2 million for the third quarter of fiscal 2005. Net sales from maintenance, spare parts and supplies for the first nine months of fiscal 2006 were $32.3 million, compared with $35.1 million for the same period in fiscal 2005, lower by 8%. We attribute the decrease in net sales from maintenance, spare parts and supplies for the three and nine months ended June 30, 2006 to a decline in usage of our customers’ installed base of legacy equipment and, additionally for the nine-month period, to the timing of purchase orders from certain customers during the first quarter of fiscal 2006. We expect net sales from maintenance, spare parts and supplies to experience varying degrees of downward pressure from the attrition of older equipment in the field, throughout the remainder of fiscal 2006 and until such time as installations of our newer CR Series printing systems are sufficient to reverse this trend.

Net sales of printing equipment were $0.4 million and $0.9 million for the third quarter of fiscal 2006 and 2005, respectively, down 56% year-to-year. One CR Series unit was sold in the third quarter of fiscal 2005, none in the third quarter of fiscal 2006. For the nine months ended June 30, 2006, net sales of printing equipment were $4.7 million, a 20% increase over printing equipment sales for the same period in fiscal 2005 of $3.9 million. For the first nine months of fiscal 2006 compared with the same period in of fiscal 2005, the increase in net sales of printing equipment was primarily due to higher CR Series sales, four units in the nine months ended June 30, 2006 and three units in the same period in fiscal 2005. Legacy product sales were also slightly higher in the first nine months of fiscal 2006 than in the same period in fiscal 2005. The increase in legacy product sales was partially offset by lower Imaggia sales. One Imaggia unit was sold in the first nine months of fiscal 2005; only Imaggia upgrades were sold in the first nine months of fiscal 2006.

Gross Margin.

The Company’s gross margin percentage for the third quarter of fiscal 2006 was 44%, compared with 56% for the third quarter of fiscal 2005. The decrease in the gross margin percentage between periods was primarily due to sales mix and higher unabsorbed manufacturing costs. Unabsorbed manufacturing costs were higher as a result of production at levels lower than normal capacity, layoff of production staff and write-down of certain inventory to market value.

The gross margin percentages for the first nine months of fiscal 2006 and 2005 were 51% and 55%, respectively. The decrease in the gross margin percentage between periods was primarily due to sales mix, partially offset by a $223,000 improvement in the level of unabsorbed labor costs.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $6.8 million for the third quarter of fiscal 2006, compared with $5.5 million for the same quarter of fiscal 2005. As a percentage of net sales, selling, general and administrative expenses were 60% for the third quarter of fiscal 2006, compared with 42% for the year-ago quarter. For the three- month period ended June 30, 2006 compared with the same period in fiscal 2005, selling, general and administrative expenses included CEO Severance. In addition, third quarter fiscal 2006 tradeshow and bad debt expenses were higher than for the third quarter of fiscal 2005 by approximately $523,000 and $205,000, respectively, partially offset by commissions to a third-party distributor which were lower by approximately $241,000.

Selling, general and administrative expenses were $17.9 million and $17.0 million for the nine months ended June 30, 2006 and 2005, respectively. As a percentage of net sales, selling, general and administrative expenses were 48% and 44%, respectively, for the nine-month periods ended June 30, 2006 and 2005. For the nine-month period ended June 30, 2006 compared with the same period in fiscal 2005, selling, general and administrative expenses included CEO Severance and $113,000 for expensing of stock options in accordance with SFAS 123(R). In addition, expenses were higher for tradeshows by approximately $339,000, for bad debt expense by approximately $299,000 and for customer support travel and consulting expenses by approximately $234,000. These higher selling, general and administrative expenses for the first nine months of fiscal 2006 compared with the same period in fiscal 2005 were partially offset by commissions to a third-party distributor which were lower by approximately $581,000.

Research and Development Expenses.

Research and development expenses were $1.3 million for the third quarter of fiscal 2006, compared with $1.2 million for the third quarter of fiscal 2005, or 11% and 9% of net sales in each period, respectively. For the nine months ended June 30, 2006, research and development expenses were $3.7 million, compared with $3.3 million for the same period in fiscal 2005, or 10% and 8% of net sales, respectively. The increases between comparable periods in the current compared with the prior fiscal year were primarily the result of increased compensation costs related to the strengthening of the Canadian dollar.

Net Interest Expense.

Net interest expense for the third quarter of fiscal 2006 was $265,000 (consisting of $126,000 cash and $139,000 non-cash interest), compared with $241,000 (consisting of $104,000 cash and $137,000 non-cash interest) for the third quarter of fiscal 2005. Net interest expense for the first nine months of fiscal 2006 was $761,000 (consisting of $359,000 cash and $402,000 non-cash interest), compared with $769,000 (consisting of $345,000 cash and $424,000 non-cash interest) for first nine months of fiscal 2005. The bank debt levels, to which the cash interest expense applies, have tended to be lower and the interest rates higher in fiscal 2006, compared with fiscal 2005. Non-cash interest relates to the Convertible Notes. For the third quarter of fiscal 2006, non-cash interest expense was higher than in the comparable 2005 period due to higher amortization of the original issue discount, only partially offset by the effects of the lower average market price of Delphax stock over the interest period. For the nine months ended June 30, 2006, non-cash interest expense was lower than for the same period in fiscal 2005 due to the effects of the lower average market price of Delphax stock over the interest periods, partially offset by higher amortization of the original issue discount.

Foreign Exchange Gains and Losses.

Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of transactions among the Company and its subsidiaries that have different functional currencies. The net transactional exchange loss for the three months ended June 30, 2006 was $56,000, compared with a loss of $133,000 for the same period in fiscal 2005. For the nine-month periods ended June 30, 2006 and 2005, we recognized transactional foreign exchange losses of $284,000 and $174,000, respectively. The increase in realized transactional foreign exchange losses between the nine-month period ended June 30, 2006, compared with the same period in fiscal 2005, was primarily the result of the Canadian subsidiary collecting its receivables in U.S. dollars, and then needing to exchange them for Canadian dollars to pay expenses. The decrease in realized transactional foreign exchange losses between the three-month period ended June 30, 2006, compared with the same period in fiscal 2005, was primarily the result of utilizing a lower-cost seller of Canadian dollars, beginning in the latter part of March 2006.

The Company experiences translational foreign currency exchange gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future.

Income Taxes.

For fiscal 2006, we expect to incur no income tax expense. As a result, income taxes accrued on an interim-period basis for the first half of fiscal 2006 were reversed in the third quarter for a quarterly tax benefit of $26,000. For fiscal 2005, we projected that our income tax expense would be comprised of applicable minimum taxes, as we anticipated utilizing loss carry-forwards from previous years. Interim income tax expense for the third quarter and the first nine months of fiscal 2005 was recognized on that basis, at $12,000 and $36,000, respectively. As of June 30, 2006 and 2005, we have fully reserved deferred tax assets of $4.1 million and $2.0 million, respectively, recognizing that Delphax has incurred income tax losses in two of the last four fiscal years, expects to incur a loss for the full fiscal 2006 and has no assurance that future years will be profitable.

Earnings or Loss per Share.

For the third quarter of fiscal 2006, basic and diluted loss per share was $0.53, compared with basic and diluted earnings per share of $0.05 for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, basic and diluted loss per share was $0.61, compared with basic and diluted earnings per share of zero for the first nine months of fiscal 2005. The decline in our net income in the fiscal 2006 periods compared with the fiscal 2005 periods was primarily attributable to lower net sales volumes and lower-margin sales, higher cost of sales expenses related to production at levels lower than normal capacity, severed production staff and write-down of certain inventory to market value and CEO Severance.

Market Risk

Delphax has foreign subsidiaries in Canada, the United Kingdom and France. We do business in more than 60 countries and generate approximately 20% to 30% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.

The Company’s net investment in its foreign subsidiaries was $4.6 million and $7.1 million at June 30, 2006 and September 30, 2005, respectively, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three-month and nine-month periods ended June 30, 2006 and 2005. The functional currency of the Canadian subsidiary is the U.S. dollar.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. In the fiscal-year-to-date period and in fiscal 2005, the Company did not enter into any foreign exchange contracts.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $14,000 and $16,000, respectively, for the third quarter of fiscal 2006 and 2005, and $40,000 and $50,000, respectively, for the nine months ended June 30, 2006 and 2005.

Interest on the $3.0 million of outstanding Convertible Notes is determined by dividing the monetary value of the accrued interest at a fixed 7% rate by the initial conversion price of $3.20 per common share, or 16,406 shares of Common Stock. Interest expense on the Convertible Notes is accrued based on the fair value of the 16,406 shares issued quarterly in payment of interest, measured at the average closing price of the Common Stock over the interest period. Accordingly, interest expense on the Convertible Notes may fluctuate from quarter to quarter as a result of market risk from the volatility of the price of our Common Stock, but is not subject to interest rate risk.

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

Reliance on significant customers. In the third quarter of 2006, we had two significant customers that individually accounted for 33% and 20% of net sales. This compares with 28% and 17% in the third quarter of fiscal 2005. For the nine months ended June 30, 2006 and 2005, respectively, these customers individually accounted for 29% and 19%, and 28% and 18% of net sales. Net sales from these two customers have typically been significant to total net sales. We anticipate, but cannot assure, that these customers will continue to be significant throughout the remainder of fiscal 2006. The loss of, or a significant decrease in sales to, either of these customers could have a material adverse effect on the Company’s financial condition and results of operation.

Requirements for availability of working capital. We depend on our revolving credit facilities for working capital. The lender has a security interest in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on maintaining a borrowing base of eligible accounts receivable and, to a lesser extent, eligible inventory and complying with financial covenants concerning tangible net worth, debt service coverage, interest coverage, cash flow and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities as amended in the third quarter of fiscal 2006, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.

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

Liquidity and Capital Resources

Working capital was $14.3 million at June 30, 2006, compared with $21.6 million at September 30, 2005. The decrease was primarily the result of reclassifying the outstanding credit facilities expiring in April 2007 as a current liability. In addition, accounts receivable and inventory were lower by approximately $310,000 and $575,000, respectively, and accrued compensation was higher by approximately $1.3 million, partially offset by lower customer deposits and deferred revenue lower by approximately $907,000. Accrued compensation was higher as a result of accruing severance for the former chief executive officer of Delphax and terminated production staff and due to the timing of payment of the last pay period in June 2006. Customer deposits decreased from $1.0 million at September 30, 2005, to $33,000 at June 30, 2006, primarily due to recognition of revenue in the first quarter of fiscal 2006 related to deposits on equipment at customer sites as of September 30, 2005.

Debt, excluding capital leases, totaled approximately $8.2 million and $6.2 million as of June 30, 2006 and September 30, 2005, respectively, detailed as follows:

	June 30, 2006		September 30, 2005
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$690	$—	$836	$—
Revolving loans, $12.5 million limit	5,063	3,545	3,203	5,592
Line of credit, France	—	63	—	—
Line of credit, United Kingdom	—	184	—	176

Total bank credit facilites	5,753	3,792	4,039	5,768

7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the the 4-year term of the loan	2,408	—	2,143	—

Total debt, excluding capital leases	$8,161	$3,792	$6,182	$5,768

We expect availability under the credit facilities as amended in the third quarter of fiscal 2006 to be adequate to fund operations throughout fiscal 2006 and until such time as the credit agreements expire in April 2007. However, should our net sales be too low to generate sufficient accounts receivable for our borrowing base or the results of operations be insufficient to comply with the financial covenants of our credit agreements, as amended, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company. We have begun the process of reviewing financing options to replace the expiring agreements.

We have undertaken no significant investing activities. In conjunction with moving the Corporate headquarters to 6100 West 110th Street, Bloomington, MN 55438, we have committed to a capital lease agreement for approximately $187,000 of communications equipment and leasehold improvements, the lease to commence in the fourth quarter of fiscal 2006.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2006, we issued 16,406 shares of Common Stock in payment of $48,000 of accrued interest on the Convertible Notes. As of June 30, 2006, interest of $50,000 on the Convertible Notes was accrued related to the 16,406 shares issued on July 3, 2006. The Convertible Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The shares issued on April 3, 2006 and July 3, 2006 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Effective May 30, 2006, 15,000 shares of restricted common stock were issued to Dieter P. Schilling, President and Chief Executive Officer. These shares will be earned by Mr. Schilling over a three-year vesting period and were included in our stock compensation expense calculation under SFAS 123(R).

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on April 6, 2006. At the Annual Meeting, the shareholders re-elected Earl W. Rogers to serve through the 2009 Annual Meeting. Mr. Roger’s re-election was by a vote of 5,635,375 shares in favor, 89,386 shares withholding authority and a broker non-vote of zero shares. Shareholders also approved the selection of Grant Thornton LLP as the Company’s independent public auditors for fiscal 2006 by a vote of 5,714,675 shares in favor, 1,638 shares against, 8,448 shares abstaining and a broker non-vote of zero shares.

Item 6. Exhibits.

The following documents are filed as Exhibits to this report:

10.1 Amendment No. 6 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC

10.2 Amending Agreement No. 4 between Delphax Technologies Canada Limited and ABM AMRO Bank N.V., Canada Branch

10.3 Executive Employment Agreement – Gregory S. Furness, Chief Financial Officer

10.4 Executive Employment Agreement – George P. Carranza, Vice President Sales and Marketing

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

DELPHAX TECHNOLOGIES INC.
Registrant

Date August 11, 2006	/s/ Dieter P. Schilling
Dieter P. Schilling
President and Chief Executive Officer

Date August 11, 2006	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer
(Chief Financial Officer and Chief Accounting Officer)