Form 10-K
period 2006-09-30
DELPHAX TECHNOLOGIES INC
filed 2006-12-29
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended September 30, 2006

Commission File Number: 0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 West 110th Street, Bloomington, MN	55438-2664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 939-9000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.10 par value)

Preferred Stock Purchase Rights

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock as reported by NASDAQ on March 31, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $16,578,000 based upon a total of 5,180,469 shares held as of March 31, 2006 by persons believed to be non-affiliates of the Registrant. (For purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant.)

There were 6,438,704 shares outstanding of Registrant’s $.10 par value Common Stock as of December 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the Registrant’s fiscal year ended September 30, 2006, are incorporated by reference into Part III.

PART I

This Form 10-K contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, discussed in Item 1A. Risk Factors, and elsewhere in this report.

Item 1. Business.

Development of the Business

Delphax Technologies Inc. (the Company, also referred to as “we,” “us” and “our”) designs, manufactures, sells and services advanced digital print production systems based on its patented electron-beam imaging (EBI) technology. The majority of our net sales is derived from the sale of maintenance, spare parts and supplies that are used with our equipment. Our digital presses deliver industry-leading throughput for both roll-fed and cut-sheet printing environments. These products are extremely versatile and handle a wide range of substrates from ultra lightweight paper to heavy stock. We provide digital printing solutions that can personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications.

The Company was formed in 1981 as Check Technology Corporation to design and manufacture a sophisticated printing system for financial document production, in particular checks. Features of the first system, the Checktronic®, included: (i) automatic collation of checkbook components; (ii) high quality alphanumeric and graphics printing for customer personalization and bank address; and (iii) consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks. We developed follow-on applications for insurance claim production and centralized fund disbursements. A security capability was offered as an option on many of our systems and differentiated our products from many competitors’ products.

The integration of the check production functions provided by the Checktronic allowed lower cost production of small check orders of 25-100 checks which is typical in most markets outside the United States. This integration, along with an improvement in printing quality, created a demand for our equipment in many international markets. In order to manage the expansion of our international business, we opened subsidiaries in the United Kingdom in 1983 and France in 1987.

During 1998, we launched the Imaggia® MG20 digital press in response to the changing demands of security printing and on-demand printing applications worldwide. The Imaggia MG20 system utilized state-of-the-art digital, non-impact technology, offering print quality that was visually indistinguishable from offset print. In July 2001, we introduced the Imaggia II digital press. Faster, easier to use and supporting a larger media size than the Imaggia M20 system, the Imaggia II features a flat-screen operator interface with the front-end data processing capacity to support production of truly variable data from sheet to sheet. We began shipping the Imaggia II system during fiscal 2002 and marketing it to prospects with high-volume folio production and print-on-demand (POD) applications.

In December 2001, we acquired substantially all of the North American business assets of Delphax Systems and Delphax Systems, Inc. (collectively, the “Delphax Business”) from Xerox Corporation. The Delphax Business developed, manufactured and distributed print engines, print management software and a range of digital printing systems incorporating the Delphax Business’s proprietary EBI technology. The Delphax Business supplied the print engines used in a number of our products and also supplied print engines to a number of non-competing original equipment manufacturers (OEMs). The acquisition was significant in that it provided us ownership and control of the patented EBI technology for the print engines used in our products. Shortly after the acquisition, we changed our name to Delphax Technologies Inc.

We have maintained supply and licensing agreements with many of the OEM customers of the Delphax Business. These OEM customers provide an important non-competing channel for distributing EBI technology-based products to additional commercial printing markets.

In April 2002, we introduced the CR Series of high-volume, roll-fed digital printing presses. The CR Series digital presses deliver a range of speeds up to 450 feet per minute throughput. These presses feature wide-format, duplex production at full 600 x 600 dpi (dots per inch) print quality for publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. During fiscal 2006, we announced the CR2200 which we expect will deliver throughput at 500 feet, or 2,180 pages, per minute. We are planning to debut the CR2200, which we expect will be the world’s fastest roll-fed digital printer, in February 2007.

The majority of our net sales is derived from the sale of maintenance, spare parts and supplies used with our equipment. Through September 30, 2006, systems using Delphax EBI technology have been placed in more than 60 countries.

We are a Minnesota corporation. Our principal executive offices are located at 6100 West 100th Street, Bloomington, MN 55438, and our telephone number is (952) 939-9000. We maintain a website at www.delphax.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website at www.delphax.com as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to the website, enter the “Investor Relations” section and click on “SEC Filings.” Such reports are also available at the Securities and Exchange Commission’s website at www.sec.gov.

Products and Markets

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

Sheet-fed printing equipment is generally not as fast as roll-fed printing equipment as its speed is paced by the process of moving individual sheets of paper through the print engine at high speeds. Sheet-fed printing equipment is designed to handle applications that require multiple paper stocks in a single job, variable overprint on pre-printed stocks or where volume per print job is comparatively small.

We sell both roll-fed and sheet-fed printing equipment to customers with a variety of printing applications in a number of market segments:

•	Folio production—Folio production applications include the printing of checkbooks and financial payment coupon books.

•	Publishing—Publishing applications include the printing of books, legal and financial documents and manuals. The publishing market in the United States is comprised of two major segments:

•	Long-run printing applications—Long-run printing applications include newspapers, magazines, first edition book printing, consumer catalogs and greeting cards.

•

Short-run printing applications, referred to as POD applications—POD applications include the production of checks and other financial documents, coursework textbooks, forms, newsletters, second edition paperback books, personalized catalogs, policy manuals, product catalogs and product manuals.

•	Direct mail—The direct mail market is comprised of variable data printing applications including postcards, self-mailers, letters, flyers and personalized newsletters and other mass-market mailings.

•

Transaction document printing—Transaction document printing applications include printing of: (i) explanation of insurance benefit forms and insurance claim checks; (ii) coupons and rebate checks; (iii) accounts payable and payroll checks; and (iv) customer invoices and statements.

Delphax equipment enables our customers to cost-effectively address all of these applications. The Delphax digital presses, employing our patented EBI technology, are industrial-strength systems, durable and reliable for 24 hours a day, 7 days a week, operation. Our flagship products are the CR Series and the Imaggia II system. We also license and manufacture EBI technology for our OEM partners with differentiated product solutions for additional markets.

During each of the last three years, fiscal 2006, 2005 and 2004, revenue from maintenance, spare parts and supplies used with our equipment accounted for 89%, 91% and 89% of total net sales, respectively.

The CR Series. Our premier roll-fed digital press is the CR2000 high-volume, roll-fed system, which delivers 450 feet per minute throughput and features wide-format, duplex production at full 600 X 600 DPI print quality. We market three models of the CR Series system to publishers, direct mailers and transaction document printers. The CR Series accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and may be purchased with alternative output paper handling options. The CR Series digital presses provide a high degree of flexibility, reliability and the consistency required to produce high quality printed output while reducing production costs. During fiscal 2006, we announced the CR2200 which we expect will deliver throughput at 500 feet, or 2,180 pages, per minute. We are planning to debut the CR2200, which we expect will be the world’s fastest roll-fed digital printer, in February 2007.

The other Delphax roll-fed printer is the RS Series. The RS Series presses provide roll-fed duplex production at rated speeds of up to 330 pages per minute and is well suited to many transaction document printing applications.

The Imaggia II Series. Our premier sheet-fed digital presses are in the Imaggia II Series, which offer throughput of up to 300 8 1/2” X 11” simplex pages per minute at 600 X 600 DPI print quality. The Imaggia II system utilizes state-of-the-art digital, non-impact technology, offering print quality that is visually indistinguishable from offset print. The Imaggia II print quality also meets worldwide standards for MICR encoding on secure documents. We market two models of the Imaggia II Series, the IM220 and the IM300, to customers in the folio production, direct mail and transaction document printing markets. The Imaggia II system accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and varying paper sizes up to 18.75” in width and 26” in length. The Imaggia II system can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability and print consistency.

The Checktronic. The other notable Delphax brand of sheet-fed printers is the Checktronic. The Checktronic print system uses a combination of EBI and impact printing technology. We market the Checktronic print system to customers in the folio production and transaction document printing markets. The Checktronic operates at rated speeds of up to 120 pages per minute and can be purchased with advanced security and audit capability. It is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa.

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

Additional finishing systems are offered in conjunction with sale of our digital presses through various external supplier partnerships we have established in order to provide complete print production solutions to our customers. These additional finishing systems support post-printing activities such as batching, stacking, slitting, cutting, folding and binding, depending upon the type of equipment and the application. Suppliers of finishing systems are required to meet stringent standards for quality, reliability and interoperability with Delphax brand printing equipment.

Pre-press Software and Hardware. We offer various pre-press software and hardware solutions for use with our printing equipment which provide the data integration tools necessary to manage the print production process. We have developed some of these pre-press software and hardware solutions while others are provided through various external supplier partnerships we have established. Suppliers of pre-press software and hardware solutions are required to meet stringent standards for quality, reliability and interoperability with Delphax brand printing equipment.

Maintenance, Spare Parts and Supplies. Net sales from maintenance, spare parts and supplies result from the sale of maintenance contracts, spare parts and proprietary items to customers using Delphax brand printing equipment. Maintenance contracts typically are for one-year renewable terms, beginning after expiration of the warranty period (typically 90 days from customer acceptance of a system, except in Europe where it is generally one year from product shipment date), and can be terminated by either party with notice. The contract provides for the customer to pay charges for time and materials on an annual service contract basis. The maintenance services are provided through our service network, which uses employee and contract customer support engineers based in our major service locations. Some customers elect to provide their own maintenance and service on the equipment they have purchased.

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

Sales and Marketing

Organization. We sell printing equipment and maintenance, spare parts and supplies predominantly through a direct sales staff based in the United States and Europe. We also utilize licensed distributors and resellers to supplement our sales coverage of the commercial printing marketplace. Our world-wide marketing activities are centralized at the Company’s headquarters in Bloomington, Minnesota, USA. Key marketing activities include market and product direction, product life cycle planning, system pricing, execution of promotional plans (including major industry events such as tradeshows), creation and implementation of advertising and public relations strategies, development of collateral materials and sales support. In addition, we utilize market research and market development resources to anticipate changes in our competitive environment.

Markets. We sell our products into the market segments—folio production, publishing, direct mail and transaction document printing—described above, under “Products and Markets.”

Historically, the United States markets for our products were primarily the folio production and transaction document printing markets. We estimate that more than half of the consumer checkbooks that are printed digitally in North America are printed on an Imaggia system. The market in the United States for checks and other financial documents is the largest in the world, although annual check usage has declined over the last several years. We believe alternatives to checks, such as debit and credit cards, will continue to reduce the number of checks used, although the magnitude and rate of decline are difficult to predict. Company studies have shown that other documents produced using Delphax printing equipment, such as payment coupons, tax payment and other installment payment products, have exhibited growth rates over the period check usage has declined.

Historically, the market for Delphax products outside the United States has been primarily in personalized check production. The average personalized check order size in most international markets is between 25 and 100 checks. These small order sizes are produced cost effectively on our printing equipment because of its automatic collation capabilities. Stringent MICR quality standards, enforced by the major clearing banks in most international markets, are also met by the high quality MICR printing capabilities incorporated into Delphax printing equipment. As a result of these market factors, we have successfully penetrated the largest personal check production markets outside of the United States, including France, Mexico, the Philippines, Spain and the United Kingdom.

With the CR Series and Imaggia II digital presses, our strength in the check printing market has been augmented with significant new domestic and international opportunities in the publishing and direct mail markets, as well as applications in the transaction document printing markets. In this wider marketplace, we face formidable competition for each digital press installation.

Competition

We sell our products into the market segments—folio production, publishing, direct mail and transaction document printing—described above under “Products and Markets.” Competition for equipment sales differs depending on the market and the customer’s application. Most of our competitors are significantly larger than we are, with higher capitalization and more brand-name recognition.

Market Segment
Delphax Competitors	Folio Production	Publishing	Direct Mail	Transaction Document Printing
Heidelberg (Germany)		X
Hitachi (Japan)		X
IBM (United States)		X	X	X
Kodak (United States)		X	X	X
Nipson (France)	X	X	X	X
Océ (the Netherlands)	X	X	X	X
Xerox (United States)	X	X	X	X

We have not faced extensive direct competition in providing maintenance, spare parts and supplies for our printing equipment. However, customers typically carefully consider the cost and availability of maintenance, spare parts and supplies as part of evaluating a purchase of printing equipment, and this has an important competitive effect on our pricing of maintenance, spare parts and supplies. Some customers elect to provide their own maintenance services.

We believe sales of the CR Series and Imaggia systems are critical to our ability to remain competitive in the marketplace, and we are continuing to invest in the future success of our printing presses. See “Research and Development.”

Significant Customers

In North America, check production is dominated by a small number of companies: Deluxe Corporation (St. Paul, Minnesota); John H. Harland Company (Decatur, Georgia); Davis + Henderson Intercheques (Toronto, Ontario); and Clarke American (San Antonio, Texas). All of them are Delphax customers. On December 20, 2006, the parent of Clarke American announced that it had entered into an agreement to acquire John H. Harland Company.

We are party to a multi-year service contract with John H. Harland Company (Harland). This service contract, renewed in April 2005, will continue through December 31, 2008. Total net sales to Harland, predominantly from service, have been significant, representing 30%, 27% and 20% of total net sales for fiscal 2006, 2005 and 2004, respectively.

Additionally, we also manufacture equipment for Moore Wallace (an RR Donnelley Company) that is sold under the customer’s name and we also sell printing presses and maintenance, spare parts and supplies to RR Donnelley. Combined sales to RR Donnelley were 19%, 18% and 20% of total net sales for fiscal 2006, 2005 and 2004, respectively.

We anticipate but cannot assure that net sales from these customers will also be significant in fiscal 2007.

Manufacturing and Sources of Supply

Our manufacturing and engineering operations are located at our Canadian subsidiary in Mississauga, Ontario, Canada. Some components of our printing equipment are manufactured by outside vendors, tested and then incorporated into the systems by Delphax employees. Most of the components are available from multiple sources; however, many of the critical components of our print systems could require redesign if new suppliers were used.

We manufacture equipment to orders received. Our manufacturing process enables us to produce a platform version of our primary printing presses that can be quickly configured to a customer’s specific order with minimal rework. This process has enabled us to begin manufacturing without firm final orders. As a result, we can better manage parts and material inventories and respond quickly to new orders.

Backlog

The Company had a backlog of unfulfilled orders of approximately $9.4 million at September 30, 2006, compared with approximately $9.1 million at September 30, 2005. At September 30, 2005, backlog included an order for one Foliotronic. Other backlog as of both dates was comprised of maintenance, supplies and spare parts. Because of customer changes in delivery schedules and potential cancellation of orders, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period.

To date, we have never been unable to meet a scheduled shipment date because of excessive order backlog. Absent a multi-unit order with varying scheduled ship dates, we would only rarely expect to have a significant backlog of equipment orders.

Research and Development

Throughout our history, we have focused our research and development activities on the development of digital printing equipment capable of producing, on a precision basis, financial documents at required speeds and volumes. We continue to develop the CR Series of roll-fed equipment, which is targeted at customers with high-volume and POD publishing and direct mail applications. Development activities for the CR Series are focused on increasing throughput speed and enhancing print quality. We also continue to develop features for the Imaggia print system, which is targeted at customers with high-volume folio production and POD applications, and has achieved its greatest success to date in the high-volume United States check printing market. Software enhancements to improve the pre-press capabilities and front-end data processing and serviceability of both the CR Series and Imaggia systems in the field are also important. In keeping with our philosophy of providing continuous improvement to the units operating at customer sites, most of the new capabilities of both the CR Series and the Imaggia can also be offered to existing customers in the field as upgrades. Because customers typically carefully consider the cost and availability of maintenance, spare parts and supplies as part of evaluating a purchase of printing equipment, we also invest our research and development efforts in what we call “cost of ownership” programs, whereby we seek to improve the lives of our consumables to lower operating costs for our customers.

We expect to continue our engineering efforts, although at reduced investment levels from prior years, seeking further product improvements and enhancements and lower costs of ownership. The Company’s research and development expenditures were $5.4 million, $5.0 million and $5.5 million in fiscal 2006, 2005 and 2004, respectively.

Intellectual Property

We have patented certain aspects of our printing equipment, including our proprietary EBI print technology. In addition, we have certain rights to patents held by others related to EBI print technology equipment and equipment components. There is no assurance that our patents and rights to patents will afford us any competitive advantage. We believe that our future success will depend primarily upon the technical competence and creative skills of our employees rather than on patents. Patents held by others may cover Delphax printing equipment, or components of such equipment, in whole or part. Although we are not presently aware of any such patents, we could be required to obtain patent licenses in order to continue conducting business.

Employees

As of September 30, 2006, we had 285 full-time and 3 part-time employees. Many of our employees are highly skilled, and the future success of the Company will depend, in part, on attracting and retaining such employees. The Company is not subject to any collective bargaining agreement and we believe our employee relations are good.

Website

We maintain a website at www.delphax.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to the website, enter the “Investor Relations” section and click on “SEC Filings.”

Item 1A. Risk Factors.

We operate in a rapidly changing economic and technological environment which presents a number of risks, many driven by factors we can neither control nor predict. The following list describes several risk factors that should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects or an investment in our Common Stock.

Market acceptance. Our success depends on our ability to sell spare parts and supplies to users of our printing equipment. The acquisition of the Delphax Business in December 2001 significantly expanded our product lines to include the CR Series and RS Series of roll-fed printing equipment. To date, only a limited number of CR Series presses and RS Series print systems have been sold and there can be no assurance that these products can be sold in meaningful numbers in the future.

In addition, some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing the volume of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spares and supplies revenue from these customers. If we are unable to sell a sufficient number of new printing systems, principally the CR Series and the Imaggia, to generate enough spares and supplies revenue to offset this decline, our total net sales will decline.

Reliance on major customers. In fiscal 2006, we had two significant customers that individually accounted for 30% and 19% of net sales. This compares with 27% and 18% in fiscal 2005 and 20% each in fiscal 2004. Net sales from these two customers have been significant to total net sales. The loss of, or a significant decrease in net sales to, either of these customers could have a material adverse effect on the Company’s financial condition and results of operation. Our largest customer, John H. Harland Company, recently announced that it has agreed to be acquired by the parent company of Clarke American. It is unclear what impact, if any, this acquisition will have on us.

Dependence on market growth. The digital printing industry in which we market our products is still developing and its growth is dependent on converting to digital printing applications that today are satisfied by traditional offset printing. While the traditional offset printing market is flat or declining, over the last five years, the digital printing market has grown at a compound annual growth rate of approximately 24%. There can be no assurance that the market growth for digital printing will continue.

Highly competitive industry. We face intense competition in the digital printing market. We expect technology to continue to develop rapidly, and our success will depend to a large extent on our ability to maintain a competitive position with our products. Our competitors in the digital printing market include large, established manufacturers of digital printing equipment. Companies such as IBM Corporation, Océ N.V. and Xerox Corporation typically offer their own financing packages as part of their digital printing equipment offering.

In addition to having a competitive advantage in marketing financing packages as part of their digital printing equipment offering, our competitors have significantly greater capital and staffing resources for research and development that are critical to success in the dynamic digital printing industry, more recognizable brand names, and more well-established marketing and distribution networks. Although price has been less significant than other factors, increasing competition may result in price reductions and reduced gross margins.

Exposure to manufacturing or design defects. Our printing systems are complex and may contain undetected and unexpected defects, errors or failures. If these product defects are substantial, the result could be product recalls, field upgrades, an increased amount of product returns, loss of market acceptance and damage to our reputation, all of which could increase our costs and cause us to lose sales.

We may not deliver systems that we have introduced on a timely basis. These delays, which may occur on future product introductions, may allow competition to respond to our plans, which could impact revenue, or result in the introduction of competing products that reduce the innovative value of our products or could be technologically superior to the product we introduced.

Uncertain protection for intellectual property; possible claims of others. Although we have received patents with respect to certain aspects of our technology, we generally do not rely on patent protection with respect to our products and technologies. Instead, we rely primarily on a combination of trade secret and copyright law, employee and third-party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. Such measures may not provide meaningful protection of our trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation or disclosure. Others may independently develop similar technologies or duplicate technologies. In addition, to the extent that we may apply for any patents, such applications may not result in issued patents or, if issued, such patents may not be valid or of value. We do not believe that our products and technologies infringe any existing patents or intellectual property rights of third parties. However, our products and technologies may infringe existing patents or intellectual property rights of third parties. The costs of prosecuting or defending an intellectual property claim could be substantial and could adversely affect our business, even if we were ultimately successful in prosecuting or defending any such claims. If our products or technologies were found to infringe the rights of a third party, we could be required to pay significant damages or license fees or cease production, any of which could have a material adverse effect on our business.

Requirements for availability of working capital. We depend on our revolving credit facilities for working capital. The lenders have a security interest in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on: (i) maintaining a borrowing base of eligible accounts receivable and, to a lesser extent, eligible inventory and (ii) complying with financial covenants concerning tangible net worth; debt service coverage; interest coverage; earnings before interest, taxes, depreciation and amortization; and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base or comply with the financial covenants and other requirements of the credit facilities as amended subsequent to September 30, 2006, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.

Substantial operations in foreign markets. Delphax has foreign subsidiaries in Canada, the United Kingdom and France, and systems using Delphax EBI technology have been placed in more than 60 countries. We generate approximately 20% to 30% of our net sales from outside North America. The ability to sell products in foreign markets may be affected by changes in economic, political or market conditions in those foreign markets that are outside the Company’s control.

The Company’s net investment in its foreign subsidiaries was a deficit of $0.7 million at September 30, 2006 as a result of accumulated subsidiary losses, compared with an investment of $7.1 million at September 30, 2005, translated into U.S. dollars at the closing exchange rates. The potential loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the years then ended. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of the subsidiaries in the United Kingdom and France are Pounds Sterling and the Euro, respectively.

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

Item 1B. Unresolved Staff Comments.

We have no unresolved comments from the staff of the United States Securities and Exchange Commission that were issued 180 days or more preceding the end of fiscal 2006.

Item 2. Properties.

The Company’s corporate offices are located at 6100 West 110th Street, Bloomington, MN 55438-2664. We occupy a 45,000 square foot building under a 10-year lease expiring in 2016. Rent under the lease is approximately $157,000 the first year, stepping up to approximately $326,000 in the second year, then increasing gradually to approximately $472,000 in the tenth year. In addition, the Company is obligated to pay as additional rent the related operating expenses of the landlord. Under the lease agreement, we have the one-time right to terminate the lease after eight years, subject to six months notice and a cancellation fee. We also have the option to extend the lease for up to two additional periods of three years per period with 180 days advance notice before the commencement of each additional three-year period.

The Canadian subsidiary leases two facilities, one on Timberlea Boulevard and the other on Tomken Road, totaling approximately 203,000 square feet of office and manufacturing space in Mississauga, Ontario. On September 15, 2005, we entered into a new five-year lease agreement for the Timberlea Boulevard facility. The agreement, for the approximately 179,000 square feet continuously occupied by the subsidiary or subleased to another company, commences as the existing lease expires and is effective December 1, 2006 through November 30, 2011. Annual rents under the agreement increase ratably over the five-year term, from approximately $882,000 in the first year of the lease, to approximately $972,000 in the fifth year. The sublease on a portion of this facility was renewed effective January 1, 2006 for a fourteen-month period ending February 29, 2008, at an annual lease amount of approximately $162,000. Effective September 1, 2005, we entered into a five-year renewal lease agreement for the Tomken Road facility where we occupy approximately 24,000 square feet. Rent under the lease is approximately $115,000 per year. The agreement grants one three-year renewal option. The Company is obligated to pay as additional rent the related operating expenses of the landlords on both leases.

The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2012, with annual lease payments subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. As of September 30, 2006, the annual lease payment for this facility was approximately $264,000. We lease smaller office premises for our subsidiary in France at an annual lease rate as of September 30, 2006 of approximately $60,000. This lease expires in 2014. The Company is obligated to pay as additional rent the related operating expenses of the landlords on both leases.

We believe that our current arrangements for facilities are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

The Company is not involved in any legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

We submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock is currently traded on the NASDAQ Global Market LLC under the symbol “DLPX.” The following table shows the range of high and low closing prices per share as reported by NASDAQ for the quarters of fiscal 2006 and 2005. The NASDAQ bid quotations represent inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Year ended September 30, 2006
First quarter	$3.190	$2.040
Second quarter	3.320	2.510
Third quarter	3.660	2.610
Fourth quarter	2.940	1.300

Year ended September 30, 2005
First quarter	$4.350	$3.300
Second quarter	4.090	2.750
Third quarter	3.990	2.750
Fourth quarter	3.500	2.480

Holders

As of December 22, 2006, we had 244 holders of Common Stock of record.

Dividends

The holders of Common Stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. Since its inception, the Company has not paid any dividends and we do not anticipate paying any dividends in the foreseeable future. Our lending agreements prohibit the payment of dividends.

Equity Compensation Plan Information

The following table sets forth certain information regarding outstanding options to purchase Common Stock as of September 30, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
	(In thousands, except per share data)
Equity compensation plans approved by security holders:
The 1991 Plan	8	$9.63	226
The 1997 Plan	197	3.24	450
The 2000 Plan	355	3.19	872

Equity compensation plans not approved by security holders:
None	—	—	—

	560	$3.29	1,548

Item 6. Selected Financial Data.

	Year Ended September 30,
	2006		2005	2004	2003	2002(1)
	(In thousands, except per share data)
Statements of Operations Data:

Net sales	$48,726		$51,627	$53,622	$57,979	$52,404
Net (loss) income	(9,621	)(3)	306	(389)	(1,834)	(2,392)
(Loss) earnings per share:
Basic	(1.51	)(3)	0.05	(0.06)	(0.30)	(0.39)
Diluted	(1.51	)(3)	0.05	(0.06)	(0.30)	(0.39)

Weighted average number of shares outstanding during the period	6,386		6,314	6,238	6,189	6,167

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,386		6,359	6,238	6,189	6,167

Consolidated Balance Sheets Data:

Working capital	$13,922		$21,556	$22,031	$11,393 (2)	$24,048
Total assets	26,216		30,400	35,492	37,072	39,667
Long-term liabilities	8,056		6,063	7,917	648 (2)	13,008
Shareholders’ equity	7,836		17,072	16,521	14,820	15,800

(1)	Our financial results for fiscal 2002 included our Canadian subsidiary, acquired in December 2001, for only a part of the year.

(2)

Long-term liabilities have varied year to year. In fiscal 2002, multi-year credit facilities were established to finance the acquisition of the Delphax Business. These credit facilities were classified as entirely current in fiscal 2003 consistent with amendments to the credit agreements which advanced the expiration date of the facilities. As a result, working capital in fiscal 2003 was reduced by the amount of the debt reclassified as a current liability. In fiscal 2004, we replaced our expiring credit facilities with three-year credit facilities and four-year 7% convertible subordinated notes. See Note 6 to the Consolidated Financial Statements.

(3)

The net loss in fiscal 2006 was primarily the result of lower net sales, lower gross margin, including higher manufacturing variances and inventory valuation costs associated with mature products, and higher operating expenses, including a $2.5 million charge for restructuring. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our results of operations and financial condition should be read together with the other financial information and Consolidated Financial Statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, and elsewhere in this report.

Executive Summary

Delphax Technologies Inc. (the Company, also referred to as “we”, “us” and “our”) had a difficult and challenging fiscal 2006. While our equipment sales increased 7% from $4.9 million in fiscal 2005 to $5.2 million in fiscal 2006, our revenue from maintenance, spare parts and supplies, which is a much larger part of our business, decreased from $46.8 million to $43.5 million, a decline of 7%. The decline was because sales of equipment over the past several years have not been sufficient to generate enough revenue from maintenance, spare parts and supplies to offset declines in such revenue from mature and legacy products. We incurred an operating loss of $9.4 million in fiscal 2006 versus operating income of $150,000 in fiscal 2005. The net loss for fiscal 2006 was $9.6 million, or $1.51 per share, compared with net income of $306,000, or $0.05 per diluted share in fiscal 2005.

Fiscal 2006 results included charges of $2.5 million for a workforce reduction, $1.7 million for a fourth quarter inventory adjustment, $3.4 million in unabsorbed manufacturing overhead costs and $0.7 million for severance paid to our former chief executive officer. Fiscal 2005 results were better than fiscal 2004 results due to bringing operating costs more in line with net sales levels during fiscal 2005.

Our balance sheet reflected the impact of the foregoing fiscal 2006 activity, a $3.5 million decline in inventory that was primarily related to the fourth quarter inventory adjustment and a $5.1 million increase in total liabilities, which was due primarily to the severance costs accrued from the workforce reductions we had during fiscal 2006. Although our net loss was $9.6 million, our senior credit facilities increased approximately $1.6 million from September 30, 2005. A significant portion of the fiscal 2006 operating loss was related to inventory that was purchased in prior years or severance costs, most of which will be paid in future periods.

During fiscal 2006, we made several senior management changes. These changes included hiring a new chief executive officer and a new chief financial officer, hiring a new vice president of sales and marketing, promoting a new vice president of manufacturing, and adding the director of human resources to the senior management team. We also began channeling our marketing and sales efforts to a more focused group of target markets.

Throughout our history, a significant majority of our net sales has been generated from service-related activities such as on-site maintenance, and the sale of spares and supplies for printing systems we sold in prior years. Going forward over time, while we expect our service-related revenue to grow, we expect our annual percentage growth in equipment revenue to outpace the annual percentage growth in service-related revenue. Accordingly, we expect the service-related revenue to be a significant, but declining, percentage of our total net sales.

Overview

We design, manufacture, sell and service advanced digital print production systems based on our patented EBI technology. Our digital presses deliver industry-leading throughput for both roll-fed and cut-sheet printing environments. These products are extremely versatile and handle a wide range of substrates from ultra lightweight paper to heavy stock. We provide digital printing solutions that can personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications.

In December 2001, we acquired substantially all of the North American business assets of Delphax Systems and Delphax Systems, Inc. (collectively, the “Delphax Business”) from Xerox Corporation. The Delphax

Business developed, manufactured and distributed print engines, print management software and a range of digital printing systems incorporating the Delphax Business’s proprietary EBI technology. The Delphax Business supplied the print engines used in a number of our products and also supplied print engines to a number of non-competing OEMs. The acquisition was significant in that it provided us ownership and control of the patented EBI technology for the print engines used in our products. Shortly after the acquisition, we changed our name to Delphax Technologies Inc.

We operate and manage our business as a single business segment—the manufacture and marketing of advanced digital print production systems. We market our products and services through a direct sales force in the United States and a combination of a direct sales force and third party resellers and distributors in international markets. Our common stock is currently traded on The NASDAQ Global Market under the symbol “DLPX.”

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

Product Warranties

We provide a limited warranty on our digital presses, certain licensed software and on proprietary spares and supplies at the time of shipment based on historical rates and trends and make subsequent adjustments to our estimates as actual claims become known or the amounts are determinable. Our standard equipment warranty commences with installation and extends for a period of 90 days thereafter, except in Europe where it is generally one year from product shipment date. Similarly, on proprietary spares and supplies, our warranty is for 90 days from product shipment date. For certain licensed software, we warrant substantial conformance to documented specifications. Warranty reserves are reviewed quarterly and adjustments are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

Inventory

Purchased inventory is recorded at cost. Manufactured inventory is recorded at cost based on normal capacity. Idle or excess facility expense, excessive spoilage, double freight, rehandling and similar costs are expensed as incurred. We reduce the stated value of our inventory in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. Actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected. If actual future demand or market conditions are less favorable than we project, additional reductions in stated value may be required.

Stock-based Compensation Expense

Beginning October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options and shares of restricted stock, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. We use the market price on the date of grant to determine the fair value of restricted shares. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Expected stock price volatility was determined based on the daily stock price for Delphax Common Stock beginning March 1, 2002, the earliest trading day for which information is available on NASDAQ subsequent to the acquisition of the Delphax Business, which substantially changed the size and complexity of the Company’s business. We believe the volatility during this period represents the volatility for the expected life of the options. The risk-free interest rate assumption was determined based upon United States Treasury Strips with a term that approximates the expected life of the option. For the expected life of the options, we have applied the simplified method allowed under Staff Accounting Bulletin, Topic 14.D.2. SFAS 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Income Taxes

In determining the carrying value of our net deferred tax assets, we assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $6.1 million and $2.7 million as of September 30, 2006 and 2005, respectively, recognizing that the Company has incurred income tax losses in three of the last five fiscal years and has no assurance that future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the statements of operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operation

The following table sets forth our Statements of Operations as a percentage of net sales and should be read in connection with the Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Year Ended September 30,
	2006	2005	2004
Sales:
Maintenance, spares and supplies	89.3%	90.6%	89.4%
Printing equipment	10.7	9.4	10.6

NET SALES	100.0	100.0	100.0
Cost of sales	76.6	66.4	66.7

GROSS PROFIT	23.4	33.6	33.3

Operating Expenses:
Selling, general and administrative	23.7	20.9	21.8
Research and development	11.1	9.7	10.3
Restructuring costs	5.1	0.0	0.0

OPERATING EXPENSES	39.9	30.6	32.1

(LOSS) INCOME FROM OPERATIONS	(16.5)	3.0	1.2

Interest expense	2.2	2.1	1.7
Interest income	(0.1)	(0.0)	(0.1)
Realized exchange loss	0.8	0.6	0.4
Unrealized exchange (gain) loss	(0.2)	0.0	(0.1)

(LOSS) INCOME BEFORE INCOME TAXES	(19.2)	0.3	(0.7)

Income tax expense (benefit)	0.5	(0.3)	0.0

NET (LOSS) INCOME	(19.7)%	0.6%	(0.7)%

During fiscal 2006, we reclassified certain customer support costs from selling, general and administrative expenses to cost of sales. This reclassification had the effect of significantly reducing gross profit and operating expenses as percentages of net sales. See Note 2 to the Consolidated Financial Statements.

Net Sales. Our net sales derive from: (i) maintenance, spare parts and supplies, and (ii) digital printing equipment. For fiscal 2006, 2005 and 2004, net sales from maintenance, spare parts and supplies were $43.5 million, $46.8 million and $47.9 million, respectively. The year-to-year decreases in net sales from maintenance, spare parts and supplies of 7% in fiscal 2006 compared with fiscal 2005, and 2% in fiscal 2005 compared with fiscal 2004, were primarily due to lower maintenance, spare parts and supplies revenue from our legacy equipment products, only partially offset by maintenance, spare parts and supplies revenue from our newer equipment (the CR Series and Imaggia systems). Some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing the volume of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spares and supplies revenue from these customers.

Net sales of digital printing equipment increased 7% in fiscal 2006 compared with fiscal 2005 and decreased 14% in fiscal 2005 compared with fiscal 2004. In general, we attribute relatively low equipment net sales levels in all years—net sales in the range of $4.9 million to $5.7 million—to the vacancy we had in our senior sales and marketing leadership throughout most of fiscal 2005 and fiscal 2006. The modest increase in fiscal 2006 compared with fiscal 2005 was due to higher sales of legacy products partially offset by lower Imaggia sales. The decrease in fiscal 2005 compared with fiscal 2004 was due to flat CR Series sales and generally lower sales in all other product categories. Unit-sales for the CR Series system were four systems in each of fiscal 2006, 2005 and 2004. In fiscal 2006, we sold up-grades for installed Imaggia systems, but no complete systems, compared with the sale of one Imaggia system in fiscal 2005 and two in fiscal 2004.

Gross Margin. The Company’s gross margin percentage in fiscal 2006 was 23%, compared with 34% and 33% in fiscal 2005 and 2004, respectively.

These gross margin percentages were affected by the following factors:

•

Product mix. The proportion of total net sales derived from sales of maintenance, spare parts and supplies was lower in fiscal 2006 than in fiscal 2005 and greater in fiscal 2005 than in fiscal 2004. Gross margins on the consumables, spares and supplies used to support our installed base of equipment tend to be higher than the margins derived from equipment sales.

•

Purchase accounting valuation. The gross margin percentage benefited more in fiscal 2004 than in fiscal 2005, and more in fiscal 2005 than in fiscal 2006, from the sale of equipment inventory that was acquired with the Delphax Business in December 2001 at values in excess of those originally assigned in the final purchase accounting for the acquisition. The sale of this acquired inventory resulted in margins higher than we would normally expect to achieve from our on-going business. As cited above under Critical Accounting Policies—Inventory, actual future demand or market conditions for inventory may be more or less favorable than projected by management, resulting in more or less favorable margins than projected.

•

Unabsorbed overhead and obsolescence costs. We incurred significant and increasing unabsorbed overhead and obsolescence costs in all three years of $6.1 million, $3.5 million and $1.4 million in fiscal 2006, 2005 and 2004, respectively. Unabsorbed overhead costs during this period resulted from reduced inventory build levels needed to bring inventory levels in line with sales demand. In addition, inventory obsolescence costs in fiscal 2006 were higher than in previous years due to continued low sales volumes, and changes in product demand forecasts and product configuration decisions made by our new senior management team.

In all years, the labor, travel and miscellaneous support cost related to our maintenance contracts have been managed in line with current net sales, at 23%, 23% and 22% of net sales in fiscal 2006, 2005 and 2004, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 2006, 2005 and 2004 were $11.6 million, $10.8 million and $11.7 million, or 24%, 21% and 22% of net sales, respectively. The $0.8 million increase in selling general and administrative expenses between fiscal 2005 and fiscal 2006 was primarily the result of severance to our former chief executive officer of approximately $0.7 million and the $0.1 million cost of expensing stock options in fiscal 2006. The Company did not expense stock options prior to fiscal 2006. In addition, tradeshow expense in fiscal 2006 was $0.4 million higher than in fiscal 2005, and bad debt expenses were higher by $0.4 million in the same period. These increases were off-set by a $0.8 million decrease in commissions to a third-party distributor. The $0.9 million decrease in selling, general and administrative expenses between fiscal 2004 and fiscal 2005, was primarily due to tradeshow expenses, which were lower by $0.3 million and the $0.2 million of legal and professional expenses incurred primarily related to the refinancing of our debt in fiscal 2004. Other discretionary spending, in general, was lower in fiscal 2005 than in fiscal 2004 as a result of cost reduction measures.

Research and Development Expenses. Research and development expenses in fiscal 2006, 2005 and 2004 were $5.4 million, $5.0 million and $5.5 million, or 11%, 10% and 10% of net sales, respectively. The $0.4 million increase in research and development costs in fiscal 2006 compared with fiscal 2005 was the result of higher compensation costs in fiscal 2006 than in fiscal 2005. Our average research and development headcount was higher and the Canadian dollar, in which research and development compensation is paid, was higher in fiscal 2006 compared with fiscal 2005. The $0.5 million decrease in research and development expenses in fiscal 2005 compared with fiscal 2004 was due primarily to higher fiscal 2004 development project materials expense related to the CR Series speed upgrades introduced at the 2004 Drupa tradeshow. Compensation costs were flat between years.

Restructuring Initiatives. In June and September 2006, we reduced our worldwide workforce, with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits. We have accounted for the restructuring in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. By taking this action, we expect to lower annual operating expenses by over $3.0 million, focusing our resources on a more strategically targeted market. As of September 30, 2006, the severance benefits liability, included in accrued compensation expense on the balance sheet, was approximately $2.4 million. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008.

In December 2002, one year after our acquisition of the Delphax Business, we announced plans to consolidate our North American manufacturing and engineering operations at our Canadian subsidiary in Mississauga, Ontario. These operations were previously divided between the facilities in the United States and Canada. Our corporate headquarters and marketing function continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. We incurred approximately $1.1 million in restructuring expenses over the course of the consolidation. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Delphax Business and, therefore, were properly charged to operating expense in fiscal 2003, in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). See Note 8 to the Consolidated Financial Statements.

Interest Expense. Interest expense in fiscal 2006 was $1.1 million, compared with $1.1 million in fiscal 2005 and $1.0 million in fiscal 2004. Although on average the total debt outstanding in fiscal 2006 was lower than in fiscal 2005, and in fiscal 2005 was lower than in fiscal 2004, the prime interest rate increased over the three-year period. As of September 30, 2006, 2005 and 2004, our effective interest rate on outstanding bank debt was approximately 8.7%, 6.6% and 5.1%, respectively. Our effective interest rate was successively higher year-to-year, primarily due to the increasing prime rate.

In addition, fiscal 2006, 2005 and 2004 interest expense included $531,000, $559,000 and $408,000, respectively, of non-cash interest on the 7% convertible subordinated notes (Convertible Notes) issued in February 2004 as part of a refinancing of our debt. The interest on the Convertible Notes is comprised of amortization of original issue discount and interest paid in the form of newly issued shares of Company Common Stock, which is expensed at the average market price of the Common Stock over the interest period.

The effective interest rate on all debt was 11.8%, 11.6% and 9.5% as of September 30, 2006, 2005 and 2004, respectively. See Liquidity and Capital Resources and Note 6 to the Consolidated Financial Statements for more details on the Company’s debt.

Foreign Exchange Gains and Losses. We incur realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange losses for fiscal 2006, 2005 and 2004 were $322,000, $353,000, and $146,000, respectively. The Company experiences translational foreign currency gains and losses, which are reflected on the Statements of Shareholders’ Equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. We anticipate continued transactional and translational foreign exchange gains or losses from foreign operations in the future, although strategies to reduce the magnitude of the gains or losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For fiscal 2006, we recorded an income tax expense of $258,000 as a result of foreign sourced income. For fiscal 2005, we recorded an income tax benefit of $156,000, comprised of a $237,000 income tax credit against future income taxes in France, refundable after five years if not utilized, offset by applicable minimum taxes. For fiscal 2004, we recorded income tax expense of $15,000 due to applicable minimum taxes. We have fully reserved our net deferred tax assets, totaling $6.1 million and $2.7 million as of September 30, 2006 and 2005, respectively, recognizing that the Company has incurred income tax losses in three of the last five fiscal years and there is no assurance that future years will be profitable.

Net (Loss) Income. Our net loss was $9.6 million in fiscal 2006, or $1.51 per share, compared with net income of $306,000, or $0.05 per share in fiscal 2005, compared with a net loss of $389,000 or $0.06 per share in fiscal 2004. The significant net loss in fiscal 2006 compared with the modest profit in fiscal 2005 was primarily the result of lower net sales, lower gross margin, including higher manufacturing variances and inventory valuation costs associated with mature products, and higher operating expenses, including a $2.5 million charge for restructuring. The $695,000 improvement in net income between fiscal 2004 and fiscal 2005 was primarily due to improved income from operations, the result of bringing operating expenses in line with net sales levels. Interest expense was higher in fiscal 2005 compared with 2004 as a result of higher interest rates on lower average debt levels, and foreign exchange losses in fiscal 2005 were more than double fiscal 2004 levels. In addition, the $237,000 refundable income tax credit recognized in France in fiscal 2005 improved earnings per share by approximately $0.04.

Liquidity and Capital Resources

In February 2004, we refinanced our outstanding debt by borrowing $8.1 million from a new senior lender and issuing $3.0 million in 7% convertible subordinated notes (the Convertible Notes) accompanied by warrants to purchase Company Common Stock. The Convertible Notes have a four-year maturity and bear interest at a fixed rate of 7% per annum, which is paid by the Company issuing 16,406 shares of Common Stock quarterly. The number of shares issued each quarter is fixed, but the recorded interest expense for the issuance of these shares varies from quarter to quarter because it is measured at the average closing price of our Common Stock during the quarter. The senior credit facilities are secured by substantially all the assets of the Company and the Convertible Notes are unsecured. See Note 6 to the Consolidated Financial Statements for more details on the Company’s debt.

Our ability to borrow under the senior credit facilities depends on: (i) maintaining a borrowing base of eligible accounts receivable and, to a lesser extent, eligible inventory and (ii) complying with financial covenants concerning tangible net worth; debt service coverage; interest coverage; earnings before interest, taxes, depreciation and amortization; and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facility and could have a serious adverse effect on the

Company. Debt, excluding capital leases, totaled approximately $8.1 million and $6.2 million as of September 30, 2006 and 2005, respectively, as detailed below:

	September 30, 2006		September 30, 2005
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
		(In thousands)
Senior credit facilities:
Term loans	$642	$—	$836	$—
Revolving loans, $12.5 million limit	4,958	3,193	3,203	5,592
Lines of credit:
United Kingdom	—	187	—	176
France	—	63	—	—

Total bank credit facilities	5,600	3,443	4,039	5,768

7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the 4-year term of the loan	2,499	—	2,143	—

Total debt, excluding capital leases	$8,099	$3,443	$6,182	$5,768

At September 30, 2006, we had credit available under the bank credit facilities of $3.4 million more than the debt outstanding as of that date. We believe but cannot assure that funds sufficient to meet our operating needs through fiscal 2007 will be available to us under our existing credit arrangements. Our current credit agreements expire in October 2007. We are in discussions with potential lenders, including our current lenders, to structure a new long-term financing arrangement.

Cash and cash equivalents decreased slightly from $736,000 as of September 30, 2005 to $582,000 as of September 30, 2006. Accounts receivable also decreased modestly, from $6.6 million at September 30, 2005, to $6.3 million at September 30, 2006, primarily as a result of lower sales in the fourth quarter of fiscal 2006, compared with the fourth quarter of fiscal 2005 and collection timing differences. Inventory levels decreased by $3.5 million in fiscal 2006, to $16.0 million at September 30, 2006, from $19.5 million at September 30, 2005. Approximately $916,000 of the decrease was related to capitalization of finished goods used internally for training and customer demonstration purposes. Finished goods were replenished. During the fourth quarter of fiscal 2006, we also recognized an inventory valuation write-down of approximately $1.7 million, $1.3 million of the write-down was primarily related to component parts supporting our installed base of legacy products in Europe.

Liabilities increased by $5.1 million between September 30, 2005 and September 30, 2006. Bank debt balances increased from $4.0 million at the beginning of the year, to $5.6 million at the end of the year. Accounts payable increased $759,000 during the same period. Accrued compensation also increased by $2.4 million between fiscal year-ends, primarily related to accrued severance benefits of $2.4 million related to the restructuring. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008. Other accrued expenses increased between years by approximately $670,000, primarily due to higher accrued rent expense, GST and warranty expense. Customer deposits decreased by approximately $831,000, primarily due to application of customer deposits as of September 30, 2005 to fiscal 2006 sales.

During fiscal 2006, we acquired by capital lease or purchase approximately $423,000 of equipment and fixtures, comprised primarily of telecommunications and leasehold improvements to the new corporate headquarters. No significant capital investment is planned in fiscal 2007, and at September 30, 2006, we had no material commitments for capital expenditures.

New Pronouncements

Accounting for Uncertainty in Income Taxes (FIN 48)

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s income tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. We have not yet determined the impact the adoption of FIN 48 will have on our consolidated financial statements.

Accounting Changes and Error Corrections (SFAS154)

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), as part of its short-term convergence project with the International Accounting Standards Board. SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. SFAS 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is determining what impact if any this Statement will have on the financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. We participate in a defined benefit pension plan in France. We do not anticipate that the implementation of SFAS 158 will have a material effect on our financial position, results of operations or cash flows.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements.

SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s financial position, results of operations or cash flows.

Contractual Obligations and Commercial Commitments

We are obligated to make future payments under various contracts. The following table summarizes the contractual cash obligations of the Company as of September 30, 2006:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior credit facilities	$5,600	$193	$5,407	$—	$—
Convertible Notes	3,000	—	3,000	—	—
Operating leases	11,593	1,847	3,571	3,689	2,486
Capital leases	303	124	94	85	—

	$20,496	$2,164	$12,072	$3,774	$2,486

See Notes 6, 7 and 9 to the Consolidated Financial Statements for additional information regarding these obligations.

Caution Regarding Forward-Looking Statements

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, our Report to Shareholders, our Form 10-K, other filings with the Securities and Exchange Commission, the press releases and oral statements we make to securities market analysts and shareholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company’s actual results to differ materially from historical earnings and those presently anticipated or projected.

The factors mentioned under Item 1A. Risks Factors are among those that in some cases have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual financial performance to differ materially from that expressed in any forward-looking statement.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $55,000, $62,000 and $95,000, respectively, for the years ended September 30, 2006, 2005 and 2004, respectively.

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

Foreign Currencies

Though variable by period, we estimate that up to 60% of our operating expenses in any period, the most significant of which is payroll, are paid in currencies other than the US dollar. In addition, our printing presses and proprietary consumables, spares and supplies are manufactured by our Canadian subsidiary, which, unlike our other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the dollar has weakened in relation to comparable reporting periods, higher expenses and higher manufactured-product costs are incurred on a US dollar basis when equal expense levels are incurred on a local currency basis. During the past three fiscal years, we have not entered into foreign exchange contracts as a hedge against specific foreign currency receivables, but could do so in the future.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and its subsidiaries are included in a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We have included the information required by this item in the sections entitled “Election of Directors” and “Executive Compensation” in our proxy statement, to be filed with the Securities and Exchange Commission in January 2007.

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders of the Company are required to file reports on Forms 3, 4 and 5 of their beneficial holdings and transactions in the Company’s Common Stock.

We have a formal Code of Conduct, a copy of which is available without charge, by request to: Controller, Delphax Technologies, Inc., 6100 West 110th Street, Bloomington, MN 55438-2664.

Item 11. Executive Compensation.

We have included the information required by this item in the section entitled “Executive Compensation” in our proxy statement, to be filed with the Securities and Exchange Commission in January 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have included the information required by this item in the section entitled “Security Ownership of Principal Shareholders and Management” included in our proxy statement, to be filed with the Securities and Exchange Commission in January 2007.

Item 13. Certain Relationships and Related Transactions.

We have included the information required by this item in the section entitled “Certain Relationships and Related Transactions” in our proxy statement, to be filed with the Securities and Exchange Commission in January 2007.

Item 14. Principal Accountant Fees and Services.

We have included the information required by this item in the section entitled “Approval of Auditors” in our proxy statement, to be filed with the Securities and Exchange Commission in January 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Exhibits

Number	Description	Page or Incorporated by Reference from
3.1	Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for the fiscal year ended September 30, 2002

3.2	Amended Bylaws	Exhibit 3.2 to Form 10-K for the fiscal year ended September 30, 2002

4.1	Specimen of the Company’s Common Stock Certificate	Exhibit 4.1 to Form 10-K for the fiscal year ended September 30, 2002

10.1.1	Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985

10.1.2	Timberlea Boulevard Lease for Facility in Mississauga, Ontario	Exhibit 10.1 to Form 8-K dated September 15, 2005

10.1.3	Tomken Road Lease for Facility in Mississauga, Ontario	Exhibit 10.14 to Form 10-K for the fiscal year ended September 30, 2002

10.1.4	Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario	Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2002

Number	Description	Page or Incorporated by Reference from
10.1.5	Lease between Nesbitt Associates and Delphax Technologies Inc. for Facility at 6100 West 110th Street, Bloomington, Minnesota	Exhibit 10.1 to Form 8-K dated November 28, 2005

10.1.6	Tomken Road Lease for Facility in Mississauga, Ontario—Renewal Agreement	Exhibit 10.1.6 filed herewith

10.1.7	Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario—Agreement Amending and Extending Lease	Exhibit 10.1.7 filed herewith

10.2.1	Securities Purchase Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.1 to Form 8-K dated February 5, 2004

10.2.2	Form of 7% Convertible Subordinated Note	Exhibit 4.2 to Form 8-K dated February 5, 2004

10.2.3	Form of Stock Purchase Warrant to Purchase Shares of Common Stock	Exhibit 4.3 to Form 8-K dated February 5, 2004

10.2.4	Registration Rights Agreement dated February 4, 2004, between Delphax Technologies Inc. and the Investors	Exhibit 4.4 to Form 8-K dated February 5, 2004

10.2.5	Amendment No. 2 dated February 5, 2004, to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 4.5 to Form 8-K dated February 5, 2004

10.2.6	Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 4.6 to Form 8-K dated February 5, 2004

10.2.7	Credit Agreement dated February 4, 2004, between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 4.7 to Form 8-K dated February 5, 2004

10.2.8	Amendment No. 1 to (i) Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC, and (ii) Credit Agreement dated February 4, 2004, between Delphax Technologies Canada Limited and ABN AMRO Bank, N.V., Canada Branch	Exhibit 10.2.12 to Amendment No. 1 of Form 10-K for the fiscal year ended September 30, 2003

10.2.9	Amendment No. 2 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.2.13 to Form 10-K for the fiscal year ended September 30, 2004

10.2.10	Amendment No. 3 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC and Waiver of Defaults	Exhibit 10.2.14 to Form 10-K for the fiscal year ended September 30, 2004

10.2.11	Amendment No. 4 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004.

Number	Description	Page or Incorporated by Reference from
10.2.12	Amending Agreement No. 2 between Delphax Technologies Canada Limited and ABN AMRO Bank N.V., Canada Branch	Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004

10.2.13	Amendment No. 5 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006

10.2.14	Amending Agreement No. 3 between Delphax Technologies Canada Limited and ABN AMRO Bank N.V., Canada Branch	Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2006

10.2.15	Amendment No. 6 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2006

10.2.16	Amending Agreement No. 4 between Delphax Technologies Canada Limited and ABN AMRO Bank N.V., Canada Branch	Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006

10.2.17	Amendment No. 7 to Loan and Security Agreement dated February 4, 2004, between Delphax Technologies Inc. and LaSalle Business Credit, LLC	Exhibit 10.1 to Form 8-K dated December 20, 2006

10.2.18	Amending Agreement No. 5 between Delphax Technologies Canada Limited and ABN AMRO Bank N.V., Canada Branch	Exhibit 10.2 to Form 8-K dated December 20, 2006

10.3.1	1991 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 1991

10.3.2	1997 Stock Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1997

10.3.3	2000 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 2001

10.4	Form of Indemnification Agreement that the Company has entered into with officers and directors.	Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2002

10.5.1	Employment Agreement as of May 30, 2006 between the Company and Dieter P. Schilling	Exhibit 10.5.1 filed herewith

10.5.2	Employment Agreement as of October 1, 2000 between the Company and Jay A. Herman	Exhibit 10.5 to Form 10-K for the fiscal year ended September 30, 2000

10.5.3	Employment Agreement as of June 16, 2006 between the Company and Gregory S. Furness	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006

10.5.4	Employment Agreement as of June 16, 2006 between the Company and George P. Carranza	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006

10.6	Agreement between the Company and Fred H. and Annette J. Brenner	Exhibit 99.1 to Form 8-K dated September 23, 2002

Number	Description	Page or Incorporated by Reference from
10.7	Amendment No. 1 dated September 23, 2002 to Rights Agreement between the Company and Wells Fargo Bank Minnesota N.A.	Exhibit 99.2 to Form 8-K dated September 23, 2002

21	List of Subsidiaries	Exhibit 21 filed herewith

23.1	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP	Exhibit 23.1 filed herewith

31.1	Section 302 Certification of Principal Executive Officer	Exhibit 31.1 filed herewith

31.2	Section 302 Certification of Principal Financial Officer	Exhibit 31.2 filed herewith

32.1	Section 906 Certification of Principal Executive Officer	Exhibit 32.1 filed herewith

32.2	Section 906 Certification of Principal Financial Officer	Exhibit 32.2 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.

Dated: December 29, 2006	By:	/s/ DIETER P. SCHILLING
Dieter P. Schilling
President and Chief Executive Officer

Dated: December 29, 2006	By:	/s/ GREGORY S. FURNESS
Gregory S. Furness
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DIETER P. SCHILLING Dieter P. Schilling	President and Chief Executive Officer (Principal Executive Officer)	December 29, 2006

/s/ GREGORY S. FURNESS Gregory S. Furness	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 29, 2006

/s/ KENNETH E. OVERSTREET Kenneth E. Overstreet	Chairman of the Board of Directors	December 29, 2006

/s/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Director	December 29, 2006

/s/ GARY R. HOLLAND Gary R. Holland	Director	December 29, 2006

/s/ EARL W. ROGERS Earl W. Rogers	Director	December 29, 2006

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c), and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Year Ended September 30, 2006

Delphax Technologies Inc.

Bloomington, Minnesota

Form 10-K—Item 15(a)(1) and (2)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—September 30, 2006 and 2005

Consolidated Statements of Operations—Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity—Years ended September 30, 2006, 2005 and 2004

Consolidated Statements of Cash Flows—Years ended September 30, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Delphax Technologies Inc.

We have audited the accompanying consolidated balance sheets of Delphax Technologies Inc. and subsidiaries (the Company) as of September 30, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delphax Technologies Inc. and subsidiaries as of September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payments (SFAS 123R) effective October 1, 2005.

/s/ GRANT THORNTON LLP
Grant Thornton LLP

Minneapolis, Minnesota

December 8, 2006, except Note 6, as to

which the date is December 20, 2006

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$582	$736
Accounts receivable, less allowance for doubtful accounts of $331 and $174 as of September 30, 2006 and 2005, respectively (Note 3)	6,298	6,615
Inventory (Note 3)	15,958	19,470
Other current assets	1,408	2,000

TOTAL CURRENT ASSETS	24,246	28,821
Equipment and fixtures, net (Note 3)	1,838	1,454
Other non-current assets	132	125

TOTAL ASSETS	$26,216	$30,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,992	$3,233
Accrued compensation	3,969	1,512
Other accrued expenses	1,580	910
Income taxes payable	63	—
Deferred revenue	247	305
Customer deposits	175	1,006
Current portion of bank credit facilities	193	193
Current portion of capital leases	105	106

TOTAL CURRENT LIABILITIES	10,324	7,265
Long-term portion of bank credit facilities and subordinated convertible debt	7,906	5,989
Long-term portion of capital leases	150	74

TOTAL LIABILITIES	18,380	13,328

SHAREHOLDERS’ EQUITY
Common Stock—par value $.10 per share—authorized 50,000 shares; issued and outstanding: 6,422 and 6,339 as of September 30, 2006 and 2005, respectively	642	634
Additional paid-in capital	19,332	19,011
Accumulated other comprehensive loss	(654)	(710)
Accumulated deficit	(11,484)	(1,863)

TOTAL SHAREHOLDERS’ EQUITY	7,836	17,072

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,216	$30,400

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended September 30,
	2006	2005	2004
Sales:
Maintenance, spares and supplies	$43,497	$46,753	$47,932
Printing equipment	5,229	4,874	5,690

NET SALES	48,726	51,627	53,622
Cost of sales	37,303	34,287	35,784

GROSS PROFIT	11,423	17,340	17,838

Operating Expenses:
Selling, general and administrative	11,571	10,799	11,653
Research and development	5,394	4,989	5,529
Restructuring costs	2,475	—	—

OPERATING EXPENSES	19,440	15,788	17,182

(LOSS) INCOME FROM OPERATIONS	(8,017)	1,552	656

Interest expense	1,060	1,072	954
Interest income	(37)	(23)	(70)
Realized exchange loss	413	309	207
Unrealized exchange (gain) loss	(90)	44	(61)

(LOSS) INCOME BEFORE INCOME TAXES	(9,363)	150	(374)

Income tax expense (benefit)	258	(156)	15

NET (LOSS) INCOME	$(9,621)	$306	$(389)

Basic and diluted (loss) earnings per share	$(1.51)	$0.05	$(0.06)

Weighted average number of shares outstanding during the period:
Basic	6,386	6,314	6,238
Diluted	6,386	6,359	6,238

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit
	Shares	Amount				Total
Balance, September 30, 2003	6,215	$621	$17,151	$(1,172)	$(1,780)	$14,820
Comprehensive income:
Net loss	—	—	—	—	(389)	(389)
Translation adjustment	—	—	—	461	—	461

Total comprehensive income						72

Original issue discount (Note 4)	—	—	1,413	—	—	1,413
Interest paid in Common Stock	26	3	122	—	—	125
Exercise of stock options, including tax benefit of $15	30	3	88	—	—	91

Balance, September 30, 2004	6,271	627	18,774	(711)	(2,169)	16,521
Comprehensive income:
Net income	—	—	—	—	306	306
Translation adjustment	—	—	—	1	—	1

Total comprehensive income						307

Interest paid in Common Stock	66	7	231	—	—	238
Exercise of stock options, with no tax benefit to the Company	2	—	6	—	—	6

Balance, September 30, 2005	6,339	634	19,011	(710)	(1,863)	17,072
Comprehensive loss:
Net loss	—	—	—	—	(9,621)	(9,621)
Translation adjustment	—	—	—	56	—	56

Total comprehensive loss						(9,565)

Interest paid in Common Stock	66	7	179	—	—	186
Restricted stock issued	15	1	(1)	—	—	—
Stock-based compensation	—	—	136	—	—	136
Exercise of stock options, with no tax benefit to the Company	2	—	7	—	—	7

Balance, September 30, 2006	6,422	$642	$19,332	$(654)	$(11,484)	$7,836

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2006	2005	2004
OPERATING ACTIVITIES
Net (loss) income	$(9,621)	$306	$(389)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	946	1,095	1,351
Loss on disposal of equipment and fixtures	15	—	137
Non-cash interest on 7% subordinated convertible notes
Amortization of original issue discount	356	339	217
Issuance of Common Stock	175	220	191
Stock-based compensation	136	—	—
Other	(16)	76	75
Changes in operating assets and liabilities:
Accounts receivable, net	317	1,252	3,357
Inventory	2,595	2,223	(3,626)
Other current assets	593	138	(1,061)
Notes receivable from customers	9	87	711
Accounts payable and accrued expenses	2,717	(2,487)	1,895
Deferred revenue	(58)	(160)	(655)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,836)	3,089	2,203

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(237)	(180)	(129)
Proceeds from sale of equipment and fixtures	3	—	—
Proceeds from sale of short-term investments	—	—	45

NET CASH USED IN INVESTING ACTIVITIES	(234)	(180)	(84)

FINANCING ACTIVITIES
Issuance of 7% convertible subordinated notes	—	—	3,000
Issuance of Common Stock on exercise of stock options	7	6	91
Borrowing (payment) on bank credit facilities, net	1,562	(3,398)	(6,700)
Checks written in excess of bank balances	412	—	133
Principal payments on capital lease obligations	(112)	(98)	(61)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,869	(3,490)	(3,537)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	47	3	62

DECREASE IN CASH AND CASH EQUIVALENTS	(154)	(578)	(1,356)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	736	1,314	2,670

CASH AND CASH EQUIVALENTS, END OF YEAR	$582	$736	$1,314

Supplemental disclosure of non-cash activities:
Non-cash interest on 7% subordinated convertible notes	$531	$559	$408
Beneficial conversion feature	—	—	852
Issuance of warrants	—	—	561
Purchase of equipment and software through capital lease obligations	186	—	262
Equipment inventory capitalized for internal use	916	—	—

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1—Summary of Significant Accounting Policies

Nature of Operations: Delphax Technologies Inc.’s (the Company, also referred to as “we,” “us” and “our”) business is the design, manufacture and sale of advanced digital print production equipment based on its patented EBI technology, and the sale of maintenance contracts, spare parts, supplies and consumable items. The printing equipment can print, collate, personalize and encode documents into packages tailored to the customers’ requirements. The equipment is sold through the Company and its subsidiaries in the United Kingdom and France. A significant portion of our net sales is related to service and support provided after the sale. The Company has a significant presence in the check production marketplace in North America, Europe, Latin America, Asia and the Middle East.

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

Cash and Cash Equivalents: We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Individual bank accounts with negative book balances as of a reporting date are reclassified as current liabilities. Cash and cash equivalents are carried at cost which approximates market value. As of September 30, 2006, substantially all cash reflected in the balance sheet was held in foreign bank accounts. Only a minimal amount of cash is held in the United States because checks written are funded through our credit facilities when presented for payment.

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

Inventory: Purchased inventory is recorded at cost. Manufactured inventory is recorded at cost based on normal capacity. Idle or excess facility expense, excessive spoilage, double freight, rehandling and similar costs are expensed as incurred. We reduce the stated value of our inventory in an amount equal to the difference between the cost of the inventory and the estimated market value, based upon assumptions about future demand and market conditions. Inventory is carried at the lower of cost or market determined under the first-in, first-out (FIFO) method.

Equipment and Fixtures: Equipment and fixtures are stated on the basis of cost and include the cost of assets held under capital lease obligations. Demonstration equipment not expected to be resold is carried in equipment on a cost basis. Repair and maintenance costs that are considered not to extend the useful life of equipment and fixtures are expensed as incurred. Depreciation is provided on the straight-line method for machinery and equipment and furniture and fixtures, which includes computer equipment, over useful lives appropriate to the specific asset class of three to ten years, and for leasehold improvements over various terms appropriate to the nature of the improvement, up to the term of the lease plus one renewal option. Amortization expense of items under capital lease is included in depreciation expense.

Revenue Recognition: Revenue on printing equipment sales is recognized upon customer acceptance and transfer of risk of loss. Revenue for printing equipment sales is not recognized when the contract includes a right of return until after the expiration of the right. Discounts, credits and other sales incentive arrangements offered

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Product Warranties: We provide a limited warranty on our digital presses, certain licensed software and on proprietary spares and supplies at the time of shipment based on historical rates and trends and make subsequent adjustments to our estimates as actual claims become known or the amounts are determinable. Our standard equipment warranty commences with installation and extends for a period of 90 days thereafter, except in Europe where it is generally one year from product shipment date. Similarly, on proprietary spares and supplies, our warranty is for 90 days from product shipment date. For certain licensed software, we warrant substantial conformance to documented specifications. Warranty reserves are reviewed quarterly and adjustments are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The accrued warranty balance at September 30, 2006 and 2005 and the accrued warranty activity during the three years ended September 30, 2006 were not significant.

Restructuring: We account for restructuring costs in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Foreign Currency Translation: The financial statements of the Company’s wholly owned subsidiaries in the United Kingdom and France are measured in their respective functional currencies before translating to U.S. dollars. Balance sheets are translated using rates to approximate exchange rates as of the balance sheet dates. Statements of operations are translated using rates to approximate the average exchange rates for the applicable period. Gains and losses resulting from the translation are recorded as a component of shareholders’ equity. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of the subsidiaries in the United Kingdom and France are Pounds Sterling and the Euro, respectively.

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

Stock-Based Compensation: Beginning October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options and shares of restricted stock, to be recognized in the statements of operations as an operating expense, based on their fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. We use the market price on the date of grant to determine the fair value of restricted stock. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Expected stock price volatility was determined based on the daily stock price for Delphax Common Stock beginning March 1, 2002, the earliest trading day for which information is available on NASDAQ subsequent to the acquisition of the Delphax Business, which substantially changed the size and complexity of the Company’s business. We believe the volatility during this period represents the volatility for the expected life of the options. The risk-free interest rate assumption was determined based upon United States Treasury Strips with a term that approximates the expected life of the option. For the expected life of the options, we have applied the simplified method allowed under Staff Accounting Bulletin, Topic 14.D.2. SFAS 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Earnings or Loss per Share: Basic earnings or loss per share is determined based on the weighted average common shares outstanding, while the diluted earnings per share also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings or loss per share calculation is as follows:

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Numerator for basic (loss) earnings per share	$(9,621)	$306	$(389)
Dilutive potential loss, Convertible Notes	—	—	—

Numerator for diluted (loss) earnings per share	$(9,621)	$306	$(389)

Denominator:
Denominator for basic earnings and loss per share, weighted average shares	6,386	6,314	6,238

Dilutive potential shares:
Employee stock options	—	38	—
Warrants	—	7	—
Convertible Notes	—	—	—

Dilutive potential shares	—	45	—

Denominator for diluted earnings and loss per share, weighted average shares	6,386	6,359	6,238

(Loss) earnings per share—basic	$(1.51)	$0.05	$(0.06)

(Loss) earnings per share—diluted	$(1.51)	$0.05	$(0.06)

Dilutive potential losses related to the Convertible Notes were excluded from the calculation of the numerator because the effect would be antidilutive. The amounts excluded for fiscal 2006, 2005 and 2004 were $531,000, $559,000 and $408,000, respectively. Similarly, dilutive potential common shares were excluded from the calculation of the denominator because the effect would be antidilutive. Shares excluded related to stock options for fiscal 2006 and 2004 were 12,000 and 89,000, respectively. Shares excluded related to Warrants for fiscal 2006 and 2004 were zero and 45,000. Shares excluded related to the Convertible Notes for fiscal 2006, 2005 and 2004 were 938,000 in all years.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase shares of Common Stock and Warrants were excluded from calculation of the denominator because the exercise prices were greater than the average market prices of the common shares for those periods. Shares excluded related to stock options for fiscal 2006, 2005 and 2004 were 652,000, 383,000 and 675,000, respectively. The options expire on various dates through July 17, 2013. Shares excluded related to Warrants for fiscal 2006, 2005 and 2004 were 516,000. The exercise price of all outstanding Warrants is $3.51 per share. The Warrants expire on February 4, 2008.

Reclassification: The fiscal 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the fiscal 2006 presentation. See Note 2.

New Pronouncements

Accounting for Uncertainty in Income Taxes (FIN 48)

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s income tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. We have not yet determined the impact the adoption of FIN 48 will have on our consolidated financial statements.

Accounting Changes and Error Corrections (SFAS154)

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), as part of its short-term convergence project with the International Accounting Standards Board. SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. SFAS 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is determining what impact if any this Statement will have on the financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. We participate in a defined benefit pension plan in France. We do not anticipate that the implementation of SFAS 158 will have a material effect on our financial position, results of operations or cash flows.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s financial position, results of operations or cash flows.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Reclassification of Financial Information

During the fourth quarter of fiscal 2006, we determined that certain customer support costs previously classified as selling, general and administrative expenses are more accurately reported as cost of sales. These costs directly related to customer support activities and, therefore, are better reported as a cost of generating related sales. Accordingly, the Company has changed the classification of these costs from selling, general and administrative costs to cost of sales, and has reclassified its prior year financial information to reflect this change. This change has no effect on the Company’s previously reported net sales, operating income or loss, net income or loss, or earnings or loss per share. In addition, we also allocated certain facilities costs, previously aggregated in selling, general and administrative expenses, to the functions using the facilities and certain other costs, previously charged to cost of sales, to selling, general and administrative expenses. The fiscal 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the fiscal 2006 presentation.

	Year Ended September 30,
	2006	2005		2004
	As Reported	Reclassified	Previously Reported	Reclassified	Previously Reported
Sales:
Maintenance, spares and supplies	$43,497	$46,753	$46,753	$47,932	$47,932
Printing equipment	5,229	4,874	4,874	5,690	5,690

NET SALES	48,726	51,627	51,627	53,622	53,622
Cost of sales	37,303	34,287	23,161	35,784	23,744

GROSS PROFIT	11,423	17,340	28,466	17,838	29,878

Operating Expenses:
Selling, general and administrative	11,571	10,799	22,464	11,653	24,252
Research and development	5,394	4,989	4,450	5,529	4,970
Restructuring costs	2,475	—	—	—	—

OPERATING EXPENSES	19,440	15,788	26,914	17,182	29,222

(LOSS) INCOME FROM OPERATIONS	$(8,017)	$1,552	$1,552	$656	$656

Reclassifications included:

The salaries and related expenses for persons supporting our equipment in the field were reclassified out of selling, general and administrative expenses and into cost of sales. The amounts of these costs for fiscal 2006 and reclassified for fiscal 2005 and 2004 were $11.2 million, $11.0 million and $11.9 million, respectively.

Facilities expenses previously included in selling, general and administrative expenses were reclassified to the functions using the facilities. The amounts of facilities costs allocated to cost of sales for fiscal 2006 and reclassified for fiscal 2005 and 2004 were $743,000, $652,000 and $706,000, respectively. The amounts of facilities costs allocated to research and development for fiscal 2006 and reclassified for fiscal 2005 and 2004 were $549,000, $539,000 and $556,000, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Balance Sheet Information

The allowances for doubtful accounts receivable were as follows:

	September 30,
	2006	2005	2004
	(In thousands)
Beginning balance	$174	$247	$737
Provisions	352	(92)	291
Write-offs	(196)	(26)	(781)
Recoveries	1	45	—

Ending balance	$331	$174	$247

We assess the adequacy of our allowance for doubtful accounts based on the portfolio of accounts receivable as of the end of the quarter. See “Summary of Significant Accounting Policies” for a description of our policy on estimating the allowance for doubtful accounts. The provisions each year are reflective of that assessment. In fiscal 2006, the provision reflects new collection risks identified, principally in France. In fiscal 2004, write-offs included primarily an account fully reserved at the beginning of the year.

Components of inventory were as follows:

	September 30,
	2006		2005
	(In thousands)
Raw materials and component parts	$8,684		$12,662
Work-in-progress	1,587		1,237
Finished goods	5,687		5,571

	$15,958	(1)	$19,470

Equipment and fixtures were as follows:

	September 30,
	2006		2005
	(In thousands)
Machinery and equipment	$5,878	(1)	$4,748
Furniture and fixtures	3,602		3,603
Leasehold improvements	2,341		2,353

Equipment and fixtures	11,821		10,704
Less accumulated depreciation	9,983		9,250

Equipment and fixtures, net	$1,838		$1,454

(1)	In fiscal 2006, we capitalized finished goods inventory totaling $916,000, used internally for training and demonstration purposes, as machinery and equipment.

Note 4—Stock-based Compensation, Stock Options and Benefit Plans

Stock-based Compensation

Beginning October 1, 2005, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options and shares of restricted stock, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of adoption of SFAS 123(R), our net loss in fiscal 2006 was larger than it would have been under our previous accounting method for share-based compensation by the following amount:

For the Year Ended September 30, 2006
(In thousands, except per share data)
Net loss from continuing operations before income taxes	$136
Loss from continuing operations	136
Net loss from continuing operations	136

Basic and diluted net loss per share	$0.02

For fiscal 2006, $92,000 $8,000 and $36,000 were expensed to selling, general and administrative, research and development and cost of sales, respectively. Because we expect to incur no U.S. income tax expense for fiscal 2006, there were no effects of adopting SFAS 123(R) included in cash flows from financing activities for the year ended September 30, 2006.

As of September 30, 2006, $287,000 of total unrecognized compensation costs related to non-vested stock option and restricted stock awards is expected to be recognized over a weighted average period of approximately three years.

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

	For the Years Ended September 30,
	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$306	$(389)
Stock-based compensation determined under fair value based method for all awards	(196)	(236)

Pro forma net income (loss), assuming fair value method for all stock-based awards	$110	$(625)

Basic earnings (loss) per share, as reported	$0.05	$(0.06)
Diluted earnings (loss) per share, as reported	0.05	(0.06)
Basic earnings (loss) per share, pro forma	0.02	(0.10)
Diluted earnings (loss) per share, pro forma	0.02	(0.10)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during fiscal 2006, 2005 and 2004 were $237,000, $243,000 and $404,000, respectively. The assumptions we used to determine fair value were as follows:

	Year Ended September 30,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	49%	50%	51%
Risk-free interest rate	5.2%	4.1%	3.1%
Expected life of options (years)	5	7	7

The Company’s stock options generally vest over four years of service and have a contractual life of seven years. At the beginning of fiscal 2006, we had 216,000, 257,000 and 780,000 shares available and authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, all options have been granted under the 2000 Plan. Summarized outstanding option activity for all Plans in fiscal 2006 was:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2005	872	$3.44
Granted	175	2.67
Exercised	(2)	2.69
Canceled	(485)	3.33

Options outstanding, September 30, 2006	560	$3.29

The following tables summarize information concerning options outstanding and exercisable as of September 30, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$1.75 - 4.80	539	3.54	$3.14
5.06 - 7.75	13	3.03	5.82
9.63 - 9.63	8	0.01	9.63

	560	3.48	$3.29

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable		Weighted Average Exercise Price per Share
	(In thousands)
$1.75 - 4.80	261		$3.33
5.06 - 7.75	13		5.82
9.63 - 9.63	8		9.63

	282		$3.62

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, we had in effect three stock option programs, the 1991 Stock Plan (the 1991 Plan), the 1997 Stock Plan (the 1997 Plan) and the 2000 Stock Plan (the 2000 Plan) for our key employees and non-employee directors. The 1991 Plan was adopted in March 1991, the 1997 Plan in June 1997 and the 2000 Plan in March 2001. Stock options under the 1991 Plan, the 1997 Plan and the 2000 Plan can be granted as either non-qualified or incentive stock options. The Plans also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the Plans, the Board of Directors has complete discretion in establishing the terms and conditions of each option granted to the employees of the Company.

Options outstanding as of September 30, 2006 were granted with vesting periods of two to ten years and lives of seven to ten years. A summary of outstanding options and shares reserved under each plan for the last three fiscal years is as follows:

The 1991 Plan

As of September 30, 2006, 2005 and 2004, 8,000, 18,000 and 18,000 options, respectively, were exercisable under the 1991 Plan. Options are exercisable under the 1991 Plan at $9.63 per share. No options were granted under the 1991 Plan in fiscal 2006, 2005 or 2004.

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
	(In thousands, except per share amounts)
Balance, September 30, 2003	145	89	$6.44
Options canceled	71	(71)	5.64

Balance, September 30, 2004 and 2005	216	18	9.63
Options canceled	10	(10)	9.63

Balance, September 30, 2006	226	8	$9.63

The 1997 Plan

As of September 30, 2006, 2005 and 2004, 138,000, 292,000 and 307,000 options, respectively, were exercisable under the 1997 Plan. Options are exercisable under the 1997 Plan at prices of $2.69 to $5.25 per share. No options were granted under the 1997 Plan in fiscal 2006, 2005 or 2004.

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
	(In thousands, except per share amounts)
Balance, September 30, 2003	174	500	$3.26
Options exercised	—	(25)	2.44
Options canceled	35	(35)	3.71

Balance, September 30, 2004	209	440	3.27
Options canceled	48	(48)	4.71

Balance, September 30, 2005	257	392	4.71
Options exercised	—	(2)	2.69
Options canceled	193	(193)	2.96

Balance, September 30, 2006	450	197	$3.24

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2000 Plan

At September 30, 2006, 2005 and 2004, 136,000, 150,000 and 85,000 options, respectively, were exercisable under the 2000 Plan, at prices of $3.10 to $6.28 per share.

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
	(In thousands, except per share amounts)
Balance, September 30, 2003	986	264	$3.58
Options granted	(203)	203	3.48
Options exercised	—	(5)	3.12
Options canceled	35	(35)	3.32

Balance, September 30, 2004	818	427	3.56
Options granted	(123)	123	3.71
Options exercised	—	(3)	2.70
Options canceled	85	(85)	4.14

Balance, September 30, 2005	780	462	3.50
Restricted stock issued	(15)	—	3.20
Options granted	(175)	175	2.67
Options canceled	282	(282)	3.36

Balance, September 30, 2006	872	355	$3.19

Total shares under all plans reserved for options and restricted stock were 1,548,000 shares as of September 30, 2006. Total compensation expense for stock-based compensation was $136,000 in fiscal 2006 and $0 in fiscal 2005 and 2004.

For options granted under all plans in fiscal 2006, 2005 and 2004, the weighted average fair value of options granted was $1.35, $2.11 and $1.93, respectively.

Defined Contribution and Benefit Plans

We have a defined contribution plan covering substantially all Canadian employees. Employees contribute 2% of gross salary to the plan and the Company makes a contribution to the plan of 3% or 4% of gross salary depending on employee classification. The employer contribution vests over 2 years. The expenses related to the plan for the fiscal years ended September 30, 2006, 2005 and 2004 were $306,000, $305,000 and $256,000, respectively.

We also have a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. The Company makes an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expenses related to the plan were $61,000, $135,000 and $143,000, for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

We also have a defined contribution plan for employees in the United Kingdom. For the fiscal years ended September 30, 2006, 2005 and 2004, the expenses related to the plan for employees in the United Kingdom were $78,000, $76,000 and $86,000, respectively. In France, we have a defined benefit plan. Expenses related to the plan for employees in France for the fiscal years ended September 30, 2006, 2005 and 2004 were $46,000, $37,000 and $26,000, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Income Taxes

Income tax expense or benefit was based on loss or income before income taxes as follows:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
Domestic	$(2,712)	$540	$398
Foreign	(6,651)	(390)	(772)

(Loss) income before income taxes	$(9,363)	$150	$(374)

The components of income tax expense or benefit were as follows:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
Current:
Federal	$—	$21	$—
State	—	59	15
Foreign	258	(236)	—

	258	(156)	15

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax expense (benefit)	$258	$(156)	$15

The reconciliation of income tax expense or benefit to the statutory rate of 34% was as follows:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
Statutory rate applied to (loss) income before income taxes	$(3,183)	$60	$(117)
Change in valuation allowance	3,338	(379)	13
Foreign income tax	258	—	—
Refundable foreign income tax credit	—	(237)	—
Non-deductible interest	181	190	—
Other	(336)	210	119

Total income tax expense (benefit)	$258	$(156)	$15

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of federal and state deferred tax assets were as follows:

	September 30,
	2006	2005
	(In thousands)
Deferred tax assets:
Net operating loss	$2,929	$297
Business credit carryforwards and alternative minimum tax credits	1,833	1,833
Inventory valuation allowances	794	492
Restructuring costs	382	—
Other domestic and foreign differences	145	123

Gross deferred tax assets	6,083	2,745
Valuation allowance	(6,083)	(2,745)

Net deferred tax assets	$—	$—

At September 30, 2006, we have domestic tax loss carryforwards of approximately $1.3 million. As of that date, we had domestic and foreign research and development credit carryforwards of approximately $1.7 million, which are available to offset future income tax. The credits expire in varying amounts starting 2007 through 2025. Domestic alternative minimum tax credits of approximately $182,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprised the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals.

Cash tax payments for the fiscal years ended September 30, 2006, 2005 and 2004 were $90,000, $531,000 and $294,000, respectively.

Note 6—Senior Credit Facilities and Convertible Subordinated Debt

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

The senior credit agreements were amended in February 2005, providing for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of September 30, 2006, the interest rates applicable to our loans were 9.0% and 8.25% for our Canadian and US revolving loans, respectively, and 9.25% for our term loans. On December 20, 2006, the Company also amended the senior credit agreements. The amendments extended the terms of the facilities to October 31, 2007, and revised the debt covenants.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. It is our intent to meet all the covenants of the agreements, and we monitor prospective compliance with the covenants. As of September 30, 2006, we were in compliance with the terms of the credit agreements.

The subordinated debt financing consists of a private placement to an accredited investor of $3.0 million in 7% convertible subordinated notes (the Convertible Notes) and accompanying four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the Warrants). The Convertible Notes were immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the Convertible Notes were converted at that conversion price. The Convertible Notes are junior to the senior credit facilities, bear interest at the rate of 7% per annum, payable quarterly in shares of Common Stock, and principal is due and payable in one lump sum in four years on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest was determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense is recorded quarterly based on the fair value of the common shares issued based on the average market price of the Common Stock over the interest period. Accordingly, interest expense may fluctuate from quarter to quarter. The Convertible Notes are unsecured. The Warrants issued in connection with the Convertible Notes were exercisable anytime after August 5, 2004 and expire on February 4, 2008. The conversion price of the Convertible Notes and the exercise price of the Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company. The relative fair value of the Warrants on February 5, 2004 was estimated to be approximately $561,000. Furthermore, the Convertible Notes contained a beneficial conversion feature representing an effective initial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $852,000. Both the relative fair value of the Warrants and the fair value of the beneficial conversion feature were recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million is being amortized to interest expense over the four-year life of the Convertible Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the Convertible Notes. Holders of the Convertible Notes would then be required to either convert the Convertible Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal.

Our subsidiaries in the United Kingdom and France have lines of credit of £100,000 and €50,000, respectively (approximately $187,000 and $63,000, respectively, at September 30, 2006 exchange rates). No amounts are due under these lines of credit as of September 30, 2006 and 2005.

As of September 30, 2006, we had $5.6 million of debt under the senior credit facilities outstanding at an approximate average annual interest rate of 8.7%. The weighted average interest rate on all of the Company’s debt was approximately 11.8%, which includes both the bank debt and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.

Cash interest payments, principally comprised of interest on the credit facilities, but including interest on capital leases included in Note 7 below, for the fiscal years ended September 30, 2006, 2005 and 2004, were $512,000, $467,000 and $556,000, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Capital Leases

	September 30,
	2006	2005
	(In thousands)
Capital lease obligations on:
Telecommunication and security systems and leasehold improvements, due over 60 months in monthly installments of $3,893, including interest at 9.4%	$181	$—
Computer software, due over 36 months in monthly installments of $8,233, including interest at 8.8%	74	162
Computer software, due over 36 months in monthly installments of $1,928, including interest at 9.1%	—	18

Total obligations	255	180
Less current portion of lease obligations	105	106

Long-term portion of lease obligations	$150	$74

As of September 30, 2006, the cost of assets under capital leases totaled approximately $448,000 with accumulated amortization of $190,000.

Cash payments of interest on capital leases in fiscal 2006, 2005 and 2004 were $14,000, $21,000 and $11,000, respectively. As of September 30, 2006, future payments for capital lease obligations, including interest, were as follows:

Capital Lease Obligations
(In thousands)
Year ending September 30:
2007	$124
2008	47
2009	47
2010	47
2011	38

Total payments	303
Less amounts representing interest	48

Present value of lease payments	$255

Note 8—Restructuring Initiatives

In June and September 2006, we reduced our worldwide workforce with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary in Mississauga, Ontario. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits. We have accounted for the restructuring in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of September 30, 2006, the severance benefits liability, included in accrued compensation expense on the balance sheet, was approximately $2.4 million. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008.

In December 2002, one year after our acquisition of the Delphax Business, we announced plans to consolidate our North American manufacturing and engineering operations at our Canadian subsidiary in

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mississauga, Ontario. These operations were previously divided between the facilities in the United States and Canada. Our corporate headquarters and marketing function continued to be based in the United States. The selling and customer support functions continued unchanged in the United States, as well as in the subsidiaries in the United Kingdom and France. We incurred approximately $1.1 million in restructuring expenses over the course of the consolidation. These restructuring expenses were wholly comprised of employee severance costs unrelated to the acquisition of the Delphax Business and, therefore, were properly charged to operating expense in fiscal 2003, in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). The restructuring was completed in the first quarter of fiscal 2004.

Note 9—Commitments and Contingencies

Building, equipment and automobile rentals under operating leases were $1,936,000, $2,025,000 and $2,369,000 for the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

The Company’s corporate offices are located at 6100 West 110th Street, Bloomington, MN 55438-2664. We occupy a 45,000 square foot building under 10-year lease expiring in 2016. Rent under the lease is approximately $157,000 the first year, stepping up to approximately $326,000 in the second year, then increasing gradually to approximately $472,000 in the tenth year. In addition, the Company is obligated to pay as additional rent the related operating expenses of the landlord. Under the lease agreement, we have the one-time right to terminate the lease after eight years, subject to six months notice and a cancellation fee. We also have the option to extend the lease for up to two additional periods of three years per period with 180 days advance notice before the commencement of each additional three-year period.

The Canadian subsidiary leases two facilities, one on Timberlea Boulevard and the other on Tomken Road, totaling approximately 203,000 square feet of office and manufacturing space in Mississauga, Ontario. On September 15, 2005, we entered into a new five-year lease agreement for the Timberlea Boulevard facility. The agreement, for the approximately 179,000 square feet continuously occupied by the subsidiary or subleased to another company, commences as the existing lease expires and is effective December 1, 2006 through November 30, 2011. Annual rents under the agreement increase ratably over the five-year term, from approximately $882,000 in the first year of the lease, to approximately $972,000 in the fifth year. The sublease on a portion of this facility was renewed effective January 1, 2006 for a fourteen-month period ending February 29, 2008, at an annual lease amount of approximately $162,000. Effective September 1, 2005, we entered into a five-year renewal lease agreement for the Tomken Road facility where we occupy approximately 24,000 square feet. Rent under the lease is approximately $115,000 per year. The agreement grants one three-year renewal option. The Company is obligated to pay as additional rent the related operating expenses of the landlords on both leases.

The Company’s subsidiary in the United Kingdom leases office space under a lease expiring in 2012, with annual lease payments subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. As of September 30, 2006, the annual lease payment for this facility was approximately $264,000. We lease smaller office premises for our subsidiary in France at an annual lease rate as of September 30, 2006 of approximately $60,000. This lease expires in 2014. The Company is obligated to pay as additional rent the related operating expenses of the landlords on both leases.

Total future minimum rental commitments for operating leases of facilities, sales offices, equipment and automobiles are $11,896,000 and are due as follows: fiscal years ending September 30, 2007—$1,971,000; 2008—$1,826,000; 2009—$1,838,000; 2010—$1,839,000; 2011—$1,936,000; thereafter—$2,486,000.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Concentrations

Business, Operations and Geographic Information

Based on the Company’s organizational structure and the manner in which performance is assessed and operating decisions are made, the Company operates in one worldwide business segment—the sale of printing equipment and related maintenance contracts, spare parts, supplies and consumable items. The Company has developed digital printing equipment based on its patented EBI technology to produce a variety of documents for the publishing, direct mail, legal, financial services and commercial printing industries. Its printing equipment provides operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produces quality alphanumeric and machine-readable print.

We market our products worldwide. The following summarizes net sales and long-lived assets for the geographic areas in which the Company has operations:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)
Net sales (1):
United States	$40,345	$40,273	$41,757
United Kingdom	4,809	5,130	7,382
France	3,572	6,224	4,483
Canada	—	—	—

Consolidated net sales	$48,726	$51,627	$53,622

	September 30,
	2006	2005	2004
	(In thousands)
Long-lived assets:
United States	$979	$280	$505
United Kingdom	21	12	22
France	18	15	20
Canada	820	1,147	1,821

Consolidated long-lived assets	$1,838	$1,454	$2,368

(1)	Net sales are attributed to countries based on the location of each country’s operations.

In fiscal 2006, 2005 and 2004, net sales to John H. Harland Company (Harland) were $14.5 million, $14.0 million and $10.6 million, 30%, 27% and 20%, respectively, of total net sales for the fiscal years. At September 30, 2006 and 2005, accounts receivable from Harland totaled $1.4 million and $1.6 million, 22% and 24%, respectively, of total accounts receivable as of those dates. Net sales to RR Donnelley were $9.2 million, $9.4 million and $10.9 million in fiscal 2006, 2005 and 2004, 19%, 18% and 20%, respectively, of total net sales for those years. Accounts receivable from RR Donnelley were $690,000 and $961,000 as of September 30, 2006 and 2005, respectively, comprising 11% and 15% of total accounts receivable as of those dates.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Summarized Quarterly Financial Information (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share amounts)
Fiscal 2006
Net sales	$12,737	$12,846	$11,360	$11,783
Gross profit	4,063	4,075	2,424	861
Loss before income taxes	(73)	(371)	(3,437)	(5,482)
Net loss	(156)	(314)	(3,411)	(5,740	)(1)
Basic and diluted loss per share	(0.02)	(0.05)	(0.53)	(0.89)

Fiscal 2005
Net sales	$12,970	$12,847	$13,152	$12,658
Gross profit	3,873	4,355	4,700	4,412
(Loss) income before income taxes	(507)	274	300	83
Net (loss) income	(519)	262	288	275	(2)
Basic and diluted (loss) earnings per share	(0.08)	0.04	0.05	0.04

(1)

The net loss in fiscal 2006 was primarily the result of lower net sales, lower gross margin, including higher manufacturing variances and inventory valuation costs associated with mature products, and higher operating expenses, including a $2.1 million charge for restructuring. See Note 8 to the Consolidated Financial Statements.

(2)	A $237,000 income tax credit against future income taxes incurred in France, refundable after five years if not utilized, was recognized in the fourth quarter of fiscal 2005.