Form 10-Q
period 2006-12-31
DELPHAX TECHNOLOGIES INC
filed 2007-02-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of February 13, 2007, there were 6,455,110 shares outstanding of Common Stock, par value $0.10 per share.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,236	$582
Accounts receivable, less allowance for doubtful accounts of $419 and $331 as of December 31, 2006 and September 30, 2006, respectively	6,533	6,298
Inventory	14,324	15,958
Other current assets	1,103	1,087

TOTAL CURRENT ASSETS	23,196	23,925

Equipment and fixtures, net	1,617	1,838
Other	470	453

TOTAL ASSETS	$25,283	$26,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,717	$3,992
Accrued compensation	3,535	3,969
Other accrued expenses	1,699	1,580
Income taxes payable	124	63
Deferred revenue	357	247
Customer deposits	171	175
Current portion of bank credit facilities	5,785	193
Current portion of capital leases	82	105

TOTAL CURRENT LIABILITIES	14,470	10,324
Long-term portion of bank credit facilities and 7% convertible subordinated notes	2,590	7,906
Long-term portion of capital leases	142	150

TOTAL LIABILITIES	17,202	18,380

SHAREHOLDERS’ EQUITY
Common stock - par value $0.10 per share - authorized 50,000 shares; issued and outstanding: 6,439 and 6,422 as of December 31, 2006 and September 30, 2006, respectively	644	642
Additional paid-in capital	19,405	19,332
Accumulated other comprehensive loss	(531)	(654)
Accumulated deficit	(11,437)	(11,484)

TOTAL SHAREHOLDERS’ EQUITY	8,081	7,836

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,283	$26,216

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
Sales:
Maintenance, spare parts and supplies	$10,736	$10,095
Printing equipment	947	2,642

NET SALES	11,683	12,737
Cost of sales	8,583	8,674

GROSS PROFIT	3,100	4,063

Operating Expenses:
Selling, general and administrative	1,978	2,475
Research and development	856	1,278

OPERATING EXPENSES	2,834	3,753

INCOME FROM OPERATIONS	266	310

Net interest expense	335	288
Net realized exchange (gain) loss	(73)	152
Net unrealized exchange gain	(43)	(57)

INCOME (LOSS) BEFORE INCOME TAXES	47	(73)

Income tax expense	—	83

NET INCOME (LOSS)	$47	$(156)

Basic and diluted earnings (loss) per common share	$0.01	$(0.02)
Weighted average number of shares outstanding during the period:
Basic	6,439	6,356
Diluted	6,445	6,356

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$47	$(156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	233	240
Non-cash interest on 7% convertible subordinated notes:
Amortization of original issue discount	92	87
Issuance of common stock	19	39
Stock-based compensation	36	51
Other	(19)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(235)	(1,247)
Inventory	1,634	259
Other current assets	(14)	(169)
Accounts payable, accrued expenses, deposits and other	(1,571)	(1,171)
Deferred revenue	109	(33)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	331	(2,100)

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(6)	(101)

NET CASH USED IN INVESTING ACTIVITIES	(6)	(101)

FINANCING ACTIVITIES
Additional borrowing on bank credit facilities, net	185	2,016
Checks written in excess of bank balances	58	472
Principal payments on capital leases	(31)	(27)

NET CASH PROVIDED BY FINANCING ACTIVITIES	212	2,461

EFFECT OF EXCHANGE RATE CHANGES ON CASH	117	(41)

INCREASE IN CASH AND CASH EQUIVALENTS	654	219

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	582	736

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,236	$955

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

Interim unaudited financial results should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2006. Reclassifications have been made in the prior year to conform to classifications in the current year.

The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.

New Pronouncements

Accounting for Uncertainty in Income Taxes (FIN 48)

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification, interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s income tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. We have not yet determined the impact the adoption of FIN 48 will have on our consolidated financial statements.

Accounting Changes and Error Corrections (SFAS 154)

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), as part of its short-term convergence project with the International Accounting Standards Board. SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. SFAS 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. This pronouncement had no effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have not yet determined the impact the adoption of SFAS 157 will have on our consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. We participate in a defined benefit pension plan in France. We have not yet fully determined the impact of the adoption of SFAS 158 on the Company’s financial position, results of operations or cash flows for fiscal 2007. However, we expect the impact to be immaterial.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. This pronouncement had no effect on the Company’s financial position, results of operations or cash flows.

2. Inventory

As of December 31, 2006 and September 30, 2006, inventory was comprised as follows:

	December 31, 2006	September 30, 2006

	(In thousands)
Raw materials and component parts	$8,294	$8,446
Work-in-progress	1,285	1,587
Finished goods	4,745	5,925

	$14,324	$15,958

3. Earnings or Loss per Share

The following table sets forth the computation of basic and diluted earnings or loss per share:

	Three Months Ended December 31,
	2006	2005
	(In thousands, except per share amounts)
Numerator:
Numerator for basic earnings (loss) per share	$47	$(156)
Dilutive potential loss, Convertible Notes	—	—

Numerator for diluted earnings (loss) per share	$47	$(156)

Denominator:
Denominator for basic earnings (loss) per share, weighted average shares	6,439	6,356
Dilutive potential shares:
Employee stock options	6	—
Warrants	—	—
Convertible Notes	—	—

Dilutive potential shares	6	—

Denominator for diluted earnings (loss) per share, weighted average shares	6,445	6,356

Earnings (loss) per share - basic	$0.01	$(0.02)

Earnings (loss) per share - diluted	$0.01	$(0.02)

Dilutive potential losses related to Convertible Notes were excluded from calculation of the numerator for diluted earnings or loss per share because the effect would be antidilutive. The amounts excluded for the three months ended December 31, 2006 and 2005 were $111,000 and $126,000, respectively. Similarly, dilutive potential common shares were excluded from calculation of the denominator because the effect would be antidilutive. Shares excluded related to in-the-money employee stock options for the three months ended December 31, 2005 were zero. Shares excluded related to in-the-money Warrants for the three months ended December 31, 2006 and 2005 were zero in each period. In both periods, 938,000 shares related to the Convertible Notes were excluded from calculation of the denominator because of their antidilutive effect.

Options to purchase shares of Common Stock and Warrants were excluded from calculation of the denominator for diluted earnings or loss per share because the effect would be antidilutive due to the fact that exercise prices were greater than the average market prices of the common shares for those periods. Shares excluded related to these employee stock options for the three months ended December 31, 2006 and 2005 were 553,000 and 996,000, respectively. In both periods, 516,000 shares related to Warrants were excluded from calculation of the denominator because of their antidilutive effect.

4. Comprehensive Income or Loss

The components of comprehensive income or loss for the three months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,
	2006	2005
	(In thousands)
Net income (loss)	$47	$(156)
Foreign currency translation adjustment	123	(41)

Comprehensive income (loss)	$170	$(197)

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

The senior credit agreements were amended in February 2005, providing for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of December 31, 2006, the interest rates applicable to our loans were 9.0% and 8.25% for our Canadian and US revolving loans, respectively, and 9.25% for our term loans. On December 20, 2006, the Company also amended the senior credit agreements. The amendments extended the terms of the facilities to October 31, 2007 and revised the debt covenants.

The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. It is our intent to meet all the covenants of the agreements, and we monitor prospective compliance with the covenants. As of December 31, 2006, we were in compliance with the terms of the credit agreements.

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

Our subsidiaries in the United Kingdom and France have lines of credit of £100,000 and €50,000, respectively (approximately $196,000 and $66,000, respectively, at December 31, 2006 exchange rates). No amounts were due under these lines of credit as of December 31, 2006 and 2005.

As of December 31, 2006, we had $5.8 million of debt under the senior credit facilities outstanding at an approximate average annual effective interest rate of 12.5%, which includes the nominal rate of interest on the loans plus certain credit fees and the amortization of the costs of entering into the credit facilities agreements. The weighted average annual effective interest rate on all of the Company’s debt was approximately 13.4%, which includes both the bank debt and the $3.0 million of Convertible Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the Convertible Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at the average market price of the stock over the interest period.

6. Stock-based Compensation

Commencing October 1, 2005, we adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

We recorded compensation expense of $36,000 and $51,000 in the three months ended December 31, 2006 and 2005, respectively. For the first quarter of fiscal 2007, $31,000, $3,000 and $2,000 were expensed to selling, general and administrative, research and development and indirect manufacturing expense, respectively. For the first quarter of fiscal 2006, $46,000, $3,000 and $2,000 were expensed to selling, general and administrative, research and development and indirect manufacturing expense, respectively.

As of December 31, 2006, $350,000 of total unrecognized compensation costs related to non-vested stock option awards was expected to be recognized over a weighted average period of approximately four years.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the three months ended December 31, 2006 and 2005 were $99,000 and $156,000, respectively. The assumptions we used to determine fair value were as follows:

	Three Months Ended December 31,
	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	49%	58%
Risk-free interest rate	4.8%	4.3%
Expected life of options	4.75 years	4.75 years

The Company’s stock options generally vest over four years of service and have a contractual life of seven years. At the beginning of fiscal 2007, we had 226,000, 450,000 and 872,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, all options have been granted under the 2000 Plan. Option activity under the 2000 Plan during the three months ended December 31, 2006 were as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2006	560	$3.29
Granted	180	1.16
Canceled	(7)	9.63

Options outstanding, December 31, 2006	733	$2.70

The following tables summarize information concerning options outstanding and exercisable as of December 31, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$1.16 - 2.52	200	6.79	$1.30
2.59 - 3.10	208	3.49	2.72
3.12 - 4.80	311	2.97	3.46
5.06 - 7.75	14	2.78	5.82

1.16 - 7.75	733	4.16	$2.70

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable		Weighted Average Exercise Price per Share
	(In thousands)
$1.16 - 2.52	—		$—
2.59 - 3.10	70		2.79
3.12 - 4.80	249		3.45
5.06 - 7.75	14		5.82

1.16 - 7.75	333		$3.41

7. Restructuring Initiative

In June and September 2006, we reduced our worldwide workforce, with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits. We have accounted for the restructuring in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. By taking this action, we expect to lower annual operating expenses by over $3.0 million, focusing our resources on a more strategically targeted market. As of December 31, 2006, the remaining severance benefits liability, included in accrued compensation on the balance sheet, was approximately $1.4 million. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2006. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, in our Form 10-K for the year ended September 30, 2006.

Executive Summary

Net sales and gross profit were lower for the first quarter of fiscal 2007 compared with the first quarter of the prior year. However, we achieved modest profitability for the fiscal 2007 quarter as compared with a net loss for the fiscal 2006 first quarter. For the first quarter of fiscal 2007, our net income was $47,000, or $0.01 per share, compared with a net loss of $156,000, or $0.02 per share, for the first quarter of fiscal 2006. The improvement was attributable to a number of factors, most significantly:

•

Operating expenses were lower by $919,000 for the first three months of fiscal 2007 compared with the same period in fiscal 2006, primarily as a result of the restructuring initiated at the end of fiscal 2006;

•	We recognized foreign exchange gains in the first quarter of fiscal 2007 compared with losses in the year-earlier quarter; and

•	We recognized no income tax in the current fiscal year quarter as a result of utilizing income tax loss carryforwards, compared with income tax expense in the year-ago quarter.

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

The Company operates and manages its business in a single business segment – the development and marketing of advanced digital print production equipment. We market our products and services through a direct sales force and independent distributors in the United States and international markets. Our Common Stock is currently traded on the NASDAQ Global Market under the symbol “DLPX.” In response to notification we received from NASDAQ in January 2007 that we no longer meet the standards for listing on the NASDAQ Global Stock Market, we have applied for listing on the NASDAQ Capital Market.

Critical Accounting Policies

There has been no material change in the Company’s critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2006.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended December 31,
	2006	2005
Sales:
Maintenance, spare parts and supplies	91.9%	79.3%
Printing equipment	8.1	20.7

NET SALES	100.0	100.0
Cost of sales	73.5	68.1

GROSS PROFIT	26.5	31.9
Operating Expenses:
Selling, general and administrative	16.9	19.5
Research and development	7.3	10.0

OPERATING EXPENSES	24.2	29.5

INCOME FROM OPERATIONS	2.3	2.4

Net interest expense	2.9	2.2
Net realized exchange (gain) loss	(0.6)	1.2
Net unrealized exchange gain	(0.4)	(0.4)

INCOME (LOSS) BEFORE INCOME TAXES	0.4	(0.6)
Income tax expense	—	0.6

NET INCOME (LOSS)	0.4%	(1.2)%

Net Sales.

The Company’s revenues consist of sales of: (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications. For the first quarter of fiscal 2007, net sales were $11.7 million, down 8% compared with net sales of $12.7 million for the first quarter of fiscal 2006.

For the first quarter of fiscal 2007, net sales from maintenance, spare parts and supplies of $10.7 million were up 6% from $10.1 million for the first quarter of fiscal 2006. We attribute the increase in fiscal 2007 to an unusually weak quarter in fiscal 2006 when there was a temporary decline in usage in our customers’ installed base of equipment and the timing of purchase orders from certain customers. Although net sales from maintenance, spare parts and supplies were higher in the current quarter compared with the year ago quarter, we expect net sales from maintenance, spare parts and supplies to experience varying degrees of downward pressure. Some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing volumes of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers. We expect these downward pressures to continue until such time as installations of our newer CR Series printing systems are sufficient to reverse this trend.

Net sales of printing equipment were $0.9 million for the first quarter of fiscal 2007, compared with $2.6 million for the first quarter of fiscal 2006, down 64% year-to-year. One CR Series unit was sold in the first quarter of fiscal 2007, compared with three in the first quarter of fiscal 2006. In addition to the lower volume of CR Series sales, the particular CR Series unit configurations sold in the first quarter of fiscal 2006 were at higher average per unit selling prices than the unit sold in the current year. Comparative net sales from all other products were virtually flat.

Gross Margin.

The Company’s gross margin percentage for the first quarter of fiscal 2007 was 27%, compared with 32% for the first quarter of fiscal 2006. Manufacturing expenses not capitalized into inventory were approximately $0.7 million higher in the first quarter of fiscal 2007 than in the comparable quarter in fiscal 2006, lowering gross margin by approximately 6%. This is due primarily to lower volumes of product being manufactured, resulting in our fixed costs of manufacturing being spread over a smaller volume of production.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $2.0 million for the first quarter of fiscal 2007, compared with $2.5 million for the same quarter of fiscal 2006. As a percentage of net sales, selling, general and administrative expenses were 17% for the first quarter of fiscal 2007, compared with 20% for the year-ago quarter. The lower expense level in the current year was primarily the result of the restructuring measures taken at the end of fiscal 2006.

Research and Development Expenses.

Research and development expenses were $0.9 million for the first quarter of fiscal 2007, compared with $1.3 million for the first quarter of fiscal 2006, or 7% and 10% of net sales in each period, respectively. The decrease was primarily the result of lower compensation costs due to the restructuring measures taken at the end of fiscal 2006.

Net Interest Expense.

Net interest expense for the first quarter of fiscal 2007 was $335,000 (consisting of $224,000 cash and $111,000 non-cash interest), compared with $288,000 (consisting of $161,000 cash and $127,000 non-cash interest) for the first quarter of fiscal 2006. Average bank debt levels, to which the cash interest expense applies, were higher by approximately $1.0 million in the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006. In addition, as a result of an increasing prime rate, cash interest expense was higher in the first quarter of the current fiscal year compared with the first quarter last fiscal year. Cash interest expense includes the nominal rate of interest on the loans plus certain credit fees and the amortization of the costs of entering into the credit facilities agreements. Non-cash interest relates to the Convertible Notes. For the first quarter of fiscal 2007, non-cash interest expense was lower than in the comparable fiscal 2006 period due to higher amortization of the original issue discount, more than offset by the effects of the lower average market price of Delphax stock over the interest period.

Foreign Exchange Gains and Losses.

Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of transactions among the Company and its subsidiaries that have different functional currencies. The net transactional exchange gain for the three months ended December 31, 2006 was $73,000, compared with a loss of $152,000 for the same period in fiscal 2006. The increase in realized transactional foreign exchange losses between the periods was primarily the result of a strengthening of the U.S. dollar against the Canadian dollar during the first quarter of fiscal 2007.

The Company experiences translational foreign currency exchange gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of our subsidiaries in the United Kingdom and France are Pounds Sterling and the Euro, respectively. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future.

Income Taxes.

As a result of significant income tax loss carry-forwards, we expect to incur no income taxes in fiscal 2007, and on an interim basis for the first quarter of fiscal 2007 recognized no income tax expense or benefit. For the first quarter of fiscal 2006, we recognized income tax expense of approximately $83,000 based on projected full-year results, particularly considering the impact of non-deductible interest related to the Convertible Notes. As of December 31, 2006 and 2005, we have fully reserved deferred tax assets of $6.1 million and $1.8 million, respectively, recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

Earnings or Loss per Share.

For the first quarter of fiscal 2007, basic and diluted earnings per share were $0.01, compared with basic and diluted loss per share of $0.02 for the first quarter of fiscal 2006. The improvement was primarily due to lower operating expenses, derived from the fiscal 2006 restructuring, which substantially offset comparatively lower fiscal 2007 net sales and gross margins and resulted in substantially equivalent income from operations for the first quarter of fiscal 2007 and the same period in fiscal 2006. The higher interest expenses incurred in the first quarter of fiscal 2007 compared with the year earlier quarter were more than offset by the foreign exchange gains, in fiscal 2007 versus foreign exchange losses and an income tax expense recognized in the first quarter of fiscal 2006.

Market Risk

Delphax has foreign subsidiaries in Canada, the United Kingdom and France. We do business in more than 60 countries and generate approximately 20% to 30% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.

The Company’s net investments in its foreign subsidiaries were deficits of $0.9 million and $0.7 million at December 31, 2006 and September 30, 2006, respectively, translated into U.S. dollars at the closing exchange rates, as a result of accumulated subsidiary net losses. The potential gain or loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three-month periods ended December 31, 2006 and 2005. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of our subsidiaries in the United Kingdom and France are Pounds Sterling and the Euro, respectively.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. The Company did not enter into any foreign exchange contracts in the first quarter of fiscal 2007 or in fiscal 2006. However, strategies to reduce the magnitude of foreign exchange gains or losses will be considered if economical and practical.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $14,000 and $13,000 for the first quarter of fiscal 2007 and 2006, respectively.

Interest on the $3.0 million of outstanding Convertible Notes is determined by dividing the monetary value of the accrued interest at a fixed 7% rate by the initial conversion price of $3.20 per common share, or 16,406 shares of Common Stock per quarter. Interest expense on the Convertible Notes is accrued based on the fair value of the 16,406 shares issued quarterly in payment of interest, measured at the average closing price of the Common Stock over the interest period. Accordingly, interest expense on the Convertible Notes may fluctuate from quarter to quarter as a result of market risk from the volatility of the price of our Common Stock, but is not subject to interest rate risk.

Risk Related to Operations

The Company’s significant risks related to operations are as described in our Annual Report of Form 10-K for the year ended September 30, 2006. With respect to sales to significant customers, sales to John H. Harland Company were $3.6 million and $3.4 million, or 31% and 27% of total net sales, for the three months ended December 31, 2006 and 2005, respectively. Sales to the RR Donnelley family of companies were $2.4 million and $1.7 million, or 21% and 14% of total net sales, for the three months ended December 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Working capital was $8.7 million at December 31, 2006, compared with $13.6 million at September 30, 2006. The decrease was primarily the result of reclassifying the outstanding senior credit facilities, which expire in October 2007, as a current liability as of December 31, 2006, rather than as a long-term liability as it was substantially classified on September 30, 2006. As of September 30, 2006, only $193,000 of the bank credit facilities was classified as current. In addition, inventory was lower by approximately $1.6 million, primarily due to lower inventory purchases and sale of printing equipment in inventory and not replenished. This was partially offset by a decline in accounts payable, which were lower by $1.3 million due primarily to lower purchases of inventory in the first quarter of fiscal 2007. Accrued compensation was $0.4 million lower, primarily due to payment of severance related to the fiscal 2006 restructuring, offset by $0.7 million higher cash levels, primarily related to payments for equipment received at the end of December 2006.

Debt, excluding capital leases, totaled approximately $8.4 million and $8.1 million as of December 31, 2006 and September 30, 2006, respectively, detailed as follows:

	December 31, 2006		September 30, 2006
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$594	$—	$642	$—
Revolving loans, $12.5 million limit	5,191	2,726	4,958	3,193
Lines of credit:
United Kingdom	—	196	—	187
France	—	66	—	63

Total bank credit facilites	5,785	2,988	5,600	3,443
7% Convertible Notes, $3.0 million issued at a discount of $1.4 million amortized over the the four-year term of the loan	2,590	—	2,499	—

Total debt, excluding capital leases	$8,375	$2,988	$8,099	$3,443

We expect availability under the credit facilities as amended in fiscal 2006 to be adequate to fund operations throughout fiscal 2007 and until such time as the credit agreements expire in October 2007. However, should our net sales be too low to generate sufficient accounts receivable for our borrowing base or the results of operations be insufficient to comply with the financial covenants of our credit agreements, as amended, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company. We are seeking additional financing to replace or extend the maturity of our senior credit facilities. We have undertaken no significant investing activities.

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Annual Report, the Company’s Form 10-K, in other filings with the Securities and Exchange Commission, in our press releases and in oral statements made to securities market analysts and shareholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended September 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under the caption “Market Risk” under Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

On October 2, 2006 we issued 16,406 shares of Common Stock in payment of $50,000 of accrued interest on the Convertible Notes. As of December 31, 2006, interest of $19,000 on the Convertible Notes was accrued related to the 16,406 shares issued on January 2, 2007. The Convertible Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The shares issued on October 2, 2006 and January 2, 2007 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 4.	Submission of Matters to a Vote of Security Holders.

We plan to hold our Annual Meeting of Shareholders on March 22, 2007, at 3:30 p.m. Central Time at the Company’s headquarters at 6100 West, 110th Street, Bloomington, MN 55438, for shareholders of record on February 12, 2007. As of that date, 6,455,110 shares of capital stock of Delphax were outstanding and entitled to vote at the meeting, as estimated in our Definitive 14A filed with the Securities and Exchange Commission on January 29, 2007. Beneficial ownership as disclosed in that filing was unchanged as of our record date.

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

DELPHAX TECHNOLOGIES INC.
Registrant

Date February 14, 2007	/s/ Dieter P. Schilling
Dieter P. Schilling
President and Chief Executive Officer

Date February 14, 2007	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer
(Chief Financial Officer and Chief Accounting Officer)