Form 10-Q
period 2007-03-31
DELPHAX TECHNOLOGIES INC
filed 2007-05-15
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, there were 6,471,807 shares outstanding of Common Stock, par value $0.10 per share.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$493	$582
Accounts receivable, less allowance for doubtful accounts of $455 and $331 as of March 31, 2007 and September 30, 2006, respectively	7,192	6,298
Inventory	13,748	15,958
Other current assets	1,580	1,087

TOTAL CURRENT ASSETS	23,013	23,925

Equipment and fixtures, net	1,503	1,838
Other	476	453

TOTAL ASSETS	$24,992	$26,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,967	$3,992
Accrued compensation	2,568	3,969
Other accrued expenses	1,640	1,580
Income taxes payable	135	63
Deferred revenue and customer deposits	447	422
Current portion of bank credit facilities and subordinated debt	8,253	193
Current portion of capital leases	59	105

TOTAL CURRENT LIABILITIES	16,069	10,324
Long-term portion of bank credit facilities and subordinated debt	—	7,906
Long-term portion of capital leases	133	150

TOTAL LIABILITIES	16,202	18,380

SHAREHOLDERS’ EQUITY
Common stock—par value $0.10 per share—authorized 50,000 shares; issued and outstanding: 6,455 and 6,422 as of March 31, 2007 and September 30, 2006, respectively	646	642
Additional paid-in capital	20,160	19,332
Accumulated other comprehensive loss	(517)	(654)
Accumulated deficit	(11,499)	(11,484)

TOTAL SHAREHOLDERS’ EQUITY	8,790	7,836

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,992	$26,216

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Sales:
Maintenance, spare parts and supplies	$10,991	$11,208	$21,727	$21,303
Printing equipment	322	1,638	1,269	4,280

NET SALES	11,313	12,846	22,996	25,583
Cost of sales	7,884	8,771	16,467	17,445

GROSS PROFIT	3,429	4,075	6,529	8,138

Operating expenses:
Selling, general and administrative	2,403	2,644	4,381	5,119
Research and development	836	1,353	1,692	2,631

OPERATING EXPENSES	3,239	3,997	6,073	7,750

INCOME FROM OPERATIONS	190	78	456	388

Net interest expense	315	316	650	604
Net realized exchange (gain) loss	(8)	150	(81)	302
Net unrealized exchange gain	(61)	(17)	(104)	(74)

LOSS BEFORE INCOME TAXES	(56)	(371)	(9)	(444)
Income tax expense (benefit)	6	(57)	6	26

NET LOSS	$(62)	$(314)	$(15)	$(470)

Basic and diluted loss per common share	$(0.01)	$(0.05)	$(0.00)	$(0.07)

Weighted average number of shares outstanding during the period:
Basic	6,455	6,372	6,447	6,364
Diluted	6,455	6,372	6,447	6,364

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(15)	$(470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361	473
Non-cash interest on subordinated debt:
Amortization of original issue discount	184	176
Issuance of common stock	41	87
Stock-based compensation	74	102
Other	(28)	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(894)	(590)
Inventory	2,210	(66)
Other current assets	(453)	(111)
Accounts payable, accrued expenses and other	(2,533)	(35)
Deferred revenue and customer deposits	52	(727)

NET CASH USED IN OPERATING ACTIVITIES	(1,001)	(1,172)

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(19)	(216)

NET CASH USED IN INVESTING ACTIVITIES	(19)	(216)

FINANCING ACTIVITIES
Issuance of subordinated debt	900	—
(Repayments) additional borrowings on bank credit facilities, net	(270)	1,199
Checks written in excess of bank balances	231	474
Principal payments on capital leases	(62)	(54)

NET CASH PROVIDED BY FINANCING ACTIVITIES	799	1,619
EFFECT OF EXCHANGE RATE CHANGES ON CASH	132	(18)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(89)	213
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	582	736

CASH AND CASH EQUIVALENTS, END OF PERIOD	$493	$949

Supplemental disclosure of non-cash activities:
Issuance of warrants:
Subordinated debt	$660	$—
Financing costs	40	—

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Interim Financial Statements

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

The results of operations for the three and six months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Accounting Changes and Error Corrections (SFAS 154)

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154), as part of its short-term convergence project with the International Accounting Standards Board. SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. SFAS 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. This pronouncement had no effect on the Company’s financial position, results of operations and cash flows.

Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009, and interim periods within those fiscal years. We have not yet determined the impact the adoption of SFAS 157 will have on our consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for publicly held companies for fiscal years ending after December 15, 2006. We participate in a defined benefit pension plan in France. We will adopt SFAS 158 as of the end of our fiscal 2007. Because fewer than 10% of our employees are covered by the plan, we expect the impact on the Company’s financial position, results of operations and cash flows to not be significant.

The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact the adoption of SFAS 159 will have on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. This pronouncement had no effect on the Company’s financial position, results of operations and cash flows.

2.	Inventory

As of March 31, 2007 and September 30, 2006, inventory was comprised as follows:

	March 31, 2007	September 30, 2006
	(In thousands)
Raw materials and component parts	$7,590	$8,446
Work-in-progress	1,288	1,587
Finished goods	4,870	5,925

	$13,748	$15,958

3.	Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Numerator for basic loss per share	$(62)	$(314)	$(15)	$(470)
Dilutive potential loss, convertible 2004 Notes	—	—	—	—

Numerator for diluted loss per share	$(62)	$(314)	$(15)	$(470)

Denominator:
Denominator for basic loss per share, weighted average shares	6,455	6,372	6,447	6,364
Dilutive potential shares:
Employee stock options	—	—	—	—
Warrants:
2004 Notes	—	—	—	—
2007 Notes	—	—	—	—
Convertible 2004 Notes	—	—	—	—

Dilutive potential shares	—	—	—	—

Denominator for diluted loss per share, weighted average shares	6,455	6,372	6,447	6,364

Loss per share—basic	$(0.01)	$(0.05)	$(0.00)	$(0.07)

Loss per share—diluted	$(0.01)	$(0.05)	$(0.00)	$(0.07)

Dilutive potential losses and dilutive potential common shares excluded from calculation of the numerator and denominator because the effects would be antidilutive were as follows:

	Three Months March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Numerator:
Dilutive potential loss on convertible 2004 Notes excluded because the effect would be antidilutive	$114	$136	$225	$263

Denominator:
Dilutive potential shares excluded because the effect would be antidilutive:

In-the-money—Stock options	9	20	8	10

With exercise prices greater than the average market price of the common shares for those periods:
Stock options	581	586	567	776
Warrants:
2004 Notes	516	516	516	516
2007 Notes	71	—	35	—

Convertible 2004 Notes	938	938	938	938

4.	Comprehensive Loss or Income

The components of comprehensive loss or income for the three and six months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(62)	$(314)	$(15)	$(470)
Foreign currency translation adjustment	14	23	137	(18)

Comprehensive (loss) income	$(48)	$(291)	$122	$(488)

5.	Senior Credit Facilities and Subordinated Debt

Our debt primarily consists of senior credit facilities totaling approximately $13.7 million, $3.0 million in 12% convertible subordinated notes (2004 Notes), and $900,000 in 12% secured subordinated notes (2007 Notes). The Company is seeking shareholder approval of additional debt financing as described below.

The Senior Credit Facilities

Our senior credit financing has both a U.S. and Canadian component. The U.S. component consists of a secured three-year term loan of $114,000 and a secured three-year revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of a secured, three-year term loan of $1,042,000 and a secured three-year revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million, prohibit the payment of dividends, and are secured by substantially all of the Company’s assets.

The senior credit agreements, as amended, extend through October 31, 2007 and provide for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of March 31, 2007, the interest rates applicable to our loans were 8.25% and 9.0% for our Canadian and US revolving loans, respectively, and 9.25% for our term loans.

The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. It is our intent to meet all the covenants of the agreements, and we monitor prospective compliance with the covenants. As of March 31, 2007, we were in compliance with the terms of the credit agreements as amended.

The 2004 Notes

For the first half of fiscal 2006 and the fiscal-year-to-date period through March 25, 2007, the Company’s $3.0 million of subordinated 2004 Notes were accounted for under the terms of the agreement dated February 4, 2004 under which the 2004 Notes were issued. That agreement provided that the 2004 Notes were unsecured and bore interest at 7% per annum, payable quarterly in shares of Common Stock, with principal due and payable in one lump sum on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest was determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense was recorded quarterly based on the fair value of the common shares issued based on the average market price of the Common Stock over the interest period. Accordingly, interest expense fluctuated from quarter to quarter.

Effective March 26, 2007, the Company amended the terms of the 2004 Notes to grant a junior security interest to secure the 2004 Notes and, effective April 1, 2007, increase their interest rate to 12% per annum, 9% payable in cash and, at the election of the Company, the remaining 3% is payable in cash or shares of Company Common Stock. The number of shares of Common Stock is to be determined by dividing the cash value of the interest by the average market price of the shares for the twenty trading days prior to the determination date.

In connection with the issuance of the 2004 Notes, the Company also issued four-year warrants to purchase 515,625 shares of Company Common Stock at an exercise price of $3.51 per share (the 2004 Warrants). The 2004 Warrants were exercisable anytime after August 5, 2004 and will expire on February 4, 2008. The relative fair value of the 2004 Warrants on February 5, 2004 was estimated to be approximately $561,000. The 2004 Notes were immediately convertible to Company Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the 2004 Notes are converted at that conversion price. The initial conversion price of the 2004 Notes represented a beneficial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $852,000. Both the relative fair value of the 2004 Warrants and the fair value of the beneficial conversion feature were recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million is being amortized to interest expense over the four-year life of the 2004 Notes. Anytime after February 4, 2006, if the average closing price of the Company’s Common Stock has been above $7.00 per share for the preceding 15 trading days and certain other conditions are met, the Company may issue a notice to redeem the 2004 Notes. Holders of the 2004 Notes would then be required to either convert the 2004 Notes to Common Stock or accept payment of 120% of the outstanding unpaid principal. The conversion price of the 2004 Notes and the exercise price of the 2004 Warrants are subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the capitalization of the Company.

The 2007 Notes

On March 26, 2007, the Company and its wholly owned Canadian subsidiary, Delphax Technologies Canada Limited (Delphax Canada), entered into a Securities Purchase Agreement (the Agreement) with Whitebox Delphax, Ltd. (Whitebox Delphax), an affiliate of Whitebox Advisors. The Agreement provides that Whitebox Delphax will, subject to certain conditions, provide a total of $7.0 million of financing to the Company and Delphax Canada in two phases, with the second phase being subject to, among other conditions, prior approval by the Company’s shareholders.

Under the first phase of the financing, which was consummated with the execution of the Agreement, (i) Delphax Canada borrowed $900,000 by issuing to Whitebox Delphax at par 12% secured subordinated promissory notes (2007 Notes) maturing in February 2008, (ii) the Company issued to Whitebox Delphax a five-year warrant to purchase 1,200,000 shares of Company Common Stock, and (iii) the Company amended the terms of the 2004 Notes to grant a junior security interest to secure the 2004 Notes and increase their interest rate to 12% per annum, as described above. The 2004 Notes are held by affiliates of Whitebox Advisors. As with the 2004 Notes, as amended, the Company has the right to elect to pay 3% per annum of the interest due under the 2007 Notes in the form of shares of Company Common Stock. The number of shares of Common Stock is determined by dividing the cash value of the interest by the average market price of the shares for the twenty trading days prior to the determination date.

If the second phase of the Agreement is approved by Delphax shareholders and certain other conditions are met, including extension of the Company’s senior credit facility, then the second phase of the financing will be closed. In this second phase, (i) an additional $6.1 million would be loaned under 2007 Notes issued at par that mature in 2012, (ii) the maturity of the initial $900,000 in 2007 Notes would be extended to the same maturity date in 2012, and (iii) the Company would issue to Whitebox Delphax a warrant to purchase an additional 6,300,000 shares of Company Common Stock. Both the initial warrant and the additional warrant (collectively, the 2007 Warrants) would provide for an exercise price of $1.28 per share if the exercise price is paid in cash and $1.00 per share if paid by cancellation of principal owed under the 2007 Notes. Alternatively, the holder of the 2007 Warrants may elect to exercise the warrants through a cashless exercise based on the net value of the warrants.

The net proceeds of the $7.0 million financing would be used to repay all $3.0 million of 2004 Notes and for general corporate purposes. For a period of one year after the second closing, Whitebox Delphax would have the right to purchase, on the same terms, an additional $1.4 million of 2007 Notes and obtain a Warrant for an additional 1,500,000 shares of Company Common Stock.

The 1,200,000 shares available under the 2007 Warrant issued in the first phase of the financing would constitute, upon exercise, 15.7% of outstanding shares. The 2007 Warrants for the total of 7,500,000 shares that would be outstanding after both the first and second phases of the financing would constitute 53.7% of outstanding shares. If the subsequent one-year option to purchase an additional 2007 Note and 2007 Warrant was fully exercised, the grand total of 9,000,000 shares then available under the 2007 Warrants would constitute 58.2% of outstanding shares. However, the 2007 Warrants provide that no holder of a 2007 Warrant will have the right to exercise the 2007 Warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.99% of the Company’s shares outstanding after giving effect to the exercise. The 2007 Warrants also provide that unless the holder gives the Company at least 60 days prior written notice, no holder will have the right to exercise the Warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s shares outstanding after giving effect to the exercise.

In connection with the financing, the Company has agreed that if Whitebox Delphax proposes a person to be elected to the Company’s board of directors, the Company will make its best efforts to cause that person to be elected. To date, Whitebox Delphax has not proposed a director. The Company also agreed to file a registration statement with the Securities and Exchange Commission covering up to 2,000,000 shares of Company Common Stock issuable upon exercise of the 2007 Warrants or as partial payment of the interest due under the 2007 Notes, and has granted certain additional registration rights to the holders of the 2007 Warrants or the underlying shares. In certain circumstances the Company is obligated to pay a penalty to Whitebox Delphax if the registration statement does not become effective by a particular date.

On April 5, 2007, the Company filed with the Securities and Exchange Commission a preliminary proxy statement for a proposed special meeting of shareholders to consider approval of the second phase of the financing under the Agreement. The Company intends to set a date for the special meeting and file a definitive proxy statement in the near future. If the second phase of the financing under the Agreement is approved by shareholders, then the second phase of the financing would close immediately upon completion of the extension of the company’s senior credit facilities. If the second phase is not approved, then the initial $900,000 of 2007 Notes will remain outstanding and mature in February 2008 with the 2004 Notes. The Company’s largest current shareholder, who holds approximately 1,150,310 shares (17.8% of currently outstanding shares), has agreed to vote his shares in favor of approving the second phase of the financing under the Agreement.

The 2007 Notes and 2007 Warrants issued on March 26, 2007 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company is paying to First Dunbar Securities Corporation (“First Dunbar”) a commission of $54,000 in cash and a five-year warrant to purchase 72,000 shares of Common Stock for $1.28 per share in connection with the 2007 Notes and 2007 Warrants issued on March 26, 2007. The Company would pay an additional commission to First Dunbar, upon the closing of the second phase of the financing, of $366,000 in cash and a five-year warrant to purchase 378,000 shares of Common Stock for $1.28 per share. The Company plans to file a registration statement for the benefit of First Dunbar covering the shares underlying the warrants issued to First Dunbar.

For accounting purposes, the Company recorded a fair value of $660,000 for the 2007 Warrants issued in the first phase of the financing as an increase in additional paid-in capital and as original issue discount on the 2007 Notes. In the second phase of the financing, the Company expects to similarly record a fair value of approximately $3.5 million for the 6,300,000 2007 Warrants. The total original issue discount will be amortized to interest expense over the five-year term of the 2007 Notes. In addition, the Company recorded the 72,000 warrants issued to First Dunbar in conjunction with closing the first phase of the financing at a fair value of $40,000 and expects to record a fair value of approximately $200,000 for the additional warrants to be issued to First Dunbar in conjunction with the second phase of the financing. The fair value of the warrants issued to First Dunbar will be recorded as additional paid-in capital and as a prepaid financing cost amortized to interest expense over the five-year term of the 2007 Notes. Thus, the interest expense that the Company records for the 2007 Notes in any period will be significantly greater than the 12% per annum nominal interest that is paid during the period.

European Lines of Credit

Our subsidiaries in the United Kingdom and France have lines of credit of £100,000 and €50,000, respectively (approximately $196,000 and $67,000, respectively, at March 31, 2007 exchange rates). No amounts were due under these lines of credit as of March 31, 2007 and 2006.

Interest

As of March 31, 2007, we had $5.3 million of debt outstanding under the senior credit facilities at an approximate average annual effective interest rate of 11.9%, which includes the nominal rate of interest on the loans plus certain credit fees and the amortization of the costs of entering into the credit agreements. The weighted average annual effective interest rate on all of the Company’s debt was approximately 21.7%, which includes the bank debt, the $3.0 million of 2004 Notes and the $900,000 of 2007 Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount of approximately $1.4 million over the four-year term of the 2004 Notes and the value of the Company’s Common Stock issued in payment of interest and expensed at market price, as defined by the applicable agreement, of the stock over the interest period.

6.	Stock-based Compensation

The Company has adopted Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

We recorded compensation expense and the related tax benefit in the three and six months ended March 31, 2007 and 2006, as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
	(In thousands)
Stock compensation expense included in:
Cost of sales, indirect manufacturing	$2	$—	$4	$—
Operating expenses:
Selling, general and administrative	33	47	64	94
Research and development	3	4	6	8

Total operating expenses	36	51	70	102

Total stock compensation expense	$38	$51	$74	$102

Tax benefit related to stock compensation	$9	$19	$19	$38

As of March 31, 2007, $303,000 of total unrecognized compensation costs related to non-vested stock option awards was expected to be recognized over a weighted average period of approximately four years. No stock options were exercised in the first half of fiscal 2007. The intrinsic values of the options exercised and vested during the six months ended March 31, 2007 were both zero. As of March 31, 2007, the intrinsic value of the stock options outstanding and exercisable was zero.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the three and six months ended March 31, 2007 and 2006 were $34,000, $133,000, zero and $129,000, respectively. The assumptions we used to determine fair value were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	53%	58%	49%	58%
Risk-free interest rate	4.7%	4.3%	4.8%	4.3%
Expected life of options	4.8 years	4.8 years	4.8 years	4.8 years

The Company’s stock options generally vest over four years of service and have a contractual life of seven years. At the beginning of fiscal 2007, we had 226,000, 448,000 and 873,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, all options have been granted under the 2000 Plan. Option activity during the six months ended March 31, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2006	570	$3.28
Granted	230	1.20
Canceled	(40)	3.91

Options outstanding, March 31, 2007	760	$2.62

The following tables summarize information concerning options outstanding and exercisable as of March 31, 2007:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$ 1.16 - 2.52	247	6.59	$1.31
2.59 - 3.10	189	3.71	2.72
3.12 - 4.80	311	2.73	3.46
5.06 - 7.75	13	2.53	5.82

1.16 - 7.75	760	4.23	$2.62

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Exercise Price per Share
	(In thousands)
$ 1.16 - 2.52	—	$—
2.59 - 3.10	60	2.85
3.12 - 4.80	250	3.45
5.06 - 7.75	13	5.82

1.16 - 7.75	323	$3.44

7.	Restructuring Initiative

In June and September 2006, we reduced our worldwide workforce, with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits. We have accounted for the restructuring in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. By taking this action, we expect to lower annual operating expenses by over $3.0 million, focusing our resources on a more strategically targeted market. As of March 31, 2007, the remaining severance benefits liability, included in accrued compensation on the balance sheet, was approximately $745,000. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008.

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

Executive Summary

Net sales and gross profit were lower for the second quarter and first half of fiscal 2007 compared with the same periods a year ago. However, we significantly reduced the losses for the current year periods compared with the prior year periods. For the second quarter of fiscal 2007, our net loss was $62,000, or $0.01 per share, compared with a net loss of $314,000, or $0.05 per share, for the second quarter of fiscal 2006. For the first half of fiscal 2007, we incurred a nominal net loss of $15,000, or $0.00 per share, compared with a net loss of $470,000, or $0.07 per share, for the first half of last fiscal year. The improvement was attributable to a number of factors, most significantly:

•

Operating expenses were lower for the second quarter and first six months of fiscal 2007 by $758,000 and $1.7 million, respectively, compared with the same periods in fiscal 2006, primarily as a result of the restructuring initiated at the end of fiscal 2006; and

•

We recognized net foreign exchange gains in the second quarter and first half of fiscal 2007 of $69,000 and $185,000, respectively, compared with losses in the year-earlier periods of $133,000 and $228,000, respectively.

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

The Company operates and manages its business in a single business segment – the development and marketing of advanced digital print production equipment. We market our products and services through a direct sales force and independent distributors in the United States and international markets. Our Common Stock is traded on the NASDAQ Capital Market under the symbol “DLPX.”

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2006. The accounting policies used in preparing our interim 2007 Condensed Consolidated Financial Statements were the same as those described in our Annual Report.

Results of Operations

The following table sets forth the Company’s Condensed Consolidated Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Sales:
Maintenance, spare parts and supplies	97.2%	87.2%	94.5%	83.3%
Printing equipment	2.8	12.8	5.5	16.7

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	69.7	68.3	71.6	68.2

GROSS PROFIT	30.3	31.7	28.4	31.8

Operating expenses:
Selling, general and administrative	21.2	20.6	19.0	20.0
Research and development	7.4	10.5	7.4	10.3

OPERATING EXPENSES	28.6	31.1	26.4	30.3

INCOME FROM OPERATIONS	1.7	0.6	2.0	1.5

Net interest expense	2.8	2.4	2.8	2.3
Net realized exchange (gain) loss	(0.1)	1.2	(0.3)	1.2
Net unrealized exchange gain	(0.5)	(0.1)	(0.4)	(0.3)

LOSS BEFORE INCOME TAXES	(0.5)	(2.9)	(0.1)	(1.7)

Income tax expense (benefit)	0.0	(0.4)	0.0	0.1

NET LOSS	(0.5)%	(2.5)%	(0.1)%	(1.8)%

Net Sales.

The Company’s revenues consist of sales of: (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. The Foliotronic is still actively marketed to customers with folio production applications. For the second quarter of fiscal 2007, net sales were $11.3 million, down 12% compared with net sales of $12.8 million for the second quarter of fiscal 2006. For the first half of fiscal 2007, net sales were $23.0 million, down 10% compared with net sales of $25.6 million for the same period in fiscal 2006.

For the second quarter of fiscal 2007, net sales from maintenance, spare parts and supplies of $11.0 million were down 2% from $11.2 million for the second quarter of fiscal 2006. For the first six months of fiscal 2007 compared with the same period in fiscal 2006, net sales from maintenance, spares and supplies were $21.7 million and $21.3 million, respectively, up 2% year-to-year. We attribute the decrease between fiscal second quarters to expected erosion of the installed base of equipment and the increase in the first half of fiscal 2007 compared with the first half of fiscal 2006 to an unusually weak first quarter in fiscal 2006 when there was a temporary decline in usage in our customers’ installed base of equipment and the timing of purchase orders from certain customers. In general, we expect net sales from maintenance, spare parts and supplies to experience varying degrees of downward pressure. Some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing volumes of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers. We expect these downward pressures to continue until such time as installations of our newer CR Series printing systems are sufficient to reverse this trend.

Net sales of printing equipment were $322,000 for the second quarter of fiscal 2007, compared with $1.6 million for the second quarter of fiscal 2006, down 80% year-to-year. No CR Series or RS Series presses were sold in the second quarter of fiscal 2007; one of each was sold in the second quarter of fiscal 2006. In addition, net sales of legacy equipment were also lower in the second quarter of fiscal 2007 than in the year-earlier quarter. For the first half of fiscal 2007, net sales of printing equipment were $1.3 million, down 70% from $4.3 million a year ago. In the first six months of fiscal 2007, one CR Series press was sold, compared with four CR Series presses sold in the first half of fiscal 2006. Net sales of all other printing equipment were also lower in the first half of fiscal 2007 compared with fiscal 2006. We remain optimistic about our future sales prospects, although we compete for every equipment installation and the selling cycle remains long. In the third quarter of fiscal 2007, we have replaced and increased the size of our direct sales force to increase our selling opportunities and improve sales results in the long-term.

Gross Margin.

The Company’s gross margin percentages for the three months ended March 31, 2007 and 2006 were 30% and 32%, respectively, and for the six months ended March 31, 2007 and 2006 were 28% and 32%, respectively. Manufacturing expenses not capitalized into inventory were approximately $0.2 million higher in the second quarter of fiscal 2007 and $0.8 million higher in the first half of fiscal 2007, compared with the same year-ago periods, lowering gross margin by approximately 2% and 4%, respectively. The higher manufacturing expenses in the fiscal 2007 periods were due primarily to lower volumes of product being manufactured, resulting in our fixed costs of manufacturing being spread over a smaller volume of production.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $2.4 million for the second quarter of fiscal 2007, compared with $2.6 million for the second quarter of fiscal 2006, or 21% of net sales in both periods. For the six months ended March 31, 2007 and 2006, selling, general and administrative expenses were $4.4 million and $5.1 million, or 19% and 20% of net sales in each period, respectively. The decreases in both the quarter and fiscal-year-to-date periods were primarily the result of lower compensation costs due to the restructuring measures taken at the end of fiscal 2006, expenses incurred in the second quarter of fiscal 2006 but not in fiscal 2007 to move our corporate headquarters and relatively lower costs of occupancy in the current year periods compared with prior year periods.

Research and Development Expenses.

Research and development expenses were $836,000 for the second quarter of fiscal 2007, compared with $1.4 million for the second quarter of fiscal 2006, or 7% and 11% of net sales, respectively. For the six months ended March 31, 2007 and 2006, research and development expenses were $1.7 million and $2.6 million, or 7% and 10% of net sales, respectively. The decrease in both periods was primarily the result of lower compensation costs due to the restructuring measures taken at the end of fiscal 2006.

Net Interest Expense.

Net interest expense for the second quarter of fiscal 2007 was $315,000 (consisting of $201,000 cash and $114,000 non-cash interest), compared with $316,000 (consisting of $180,000 cash and $136,000 non-cash interest) for the second quarter of fiscal 2006. For the six months ended March 31, 2007 and 2006, net interest expense for the periods were $650,000 (consisting of $425,000 cash and $225,000 non-cash interest) and $604,000 (consisting of $341,000 cash and $263,000 non-cash interest), respectively. Average bank debt levels were slightly lower in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006 but higher by approximately $300,000 for the first half of fiscal 2007 compared with the first half of fiscal 2006. As a result of a higher prime rate, and a higher margin over prime in relation to prime applicable to our bank credit facilities, cash interest expense was higher for the second quarter and first half of fiscal 2007 than for the same periods in fiscal 2006. In addition to interest at the nominal rate, cash interest expense also includes certain credit fees and the amortization of the costs of entering into the bank credit agreements. The costs of entering into the current bank credit agreements were fully amortized during the second quarter of fiscal 2007, and the costs associated with our current fund-raising efforts will begin to amortize beginning next quarter. Non-cash interest relates to the 2004 Notes and, beginning next quarter, to the 2007 Notes. For the second quarter and first half of fiscal 2007, non-cash interest expense was lower than in the comparable fiscal 2006 periods due to higher amortization of the original issue discount, more than offset by the effects of the lower average market price of Delphax stock over the interest period.

Foreign Exchange Gains and Losses.

Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of transactions among the Company and its subsidiaries that have different functional currencies. The net transactional exchange gain for the three months ended March 31, 2007 was $69,000, compared with a loss of $133,000 for the same period in fiscal 2006. For the six months ended March 31, 2007, the net transactional exchange gain was $185,000, compared with a loss of $228,000 for the year-ago period. The improvements in net transactional foreign exchange gains in the three and six months ended March 31, 2007 compared with the same periods a year ago were primarily the result of utilizing a lower-cost seller of Canadian dollars beginning in the latter part of March 2006 and the strengthening of the Euro and the Pound Sterling against the U.S. dollar.

The Company experiences translational foreign currency exchange gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of our subsidiaries in the United Kingdom and France are the Pound Sterling and the Euro, respectively. Though variable by period, we estimate that up to 60% of our operating expenses in any period, the most significant of which is payroll, are paid in currencies other than the U.S. dollar. In addition, our printing presses and proprietary consumables, spares and supplies are manufactured by our Canadian subsidiary, which, unlike the other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the U.S. dollar has weakened in relation to comparable reporting periods, higher expenses and higher manufactured product costs are incurred on a U.S. dollar basis when equal expense levels are incurred on a local currency basis. We anticipate continuing to have transactional and translational foreign currency gains and losses from foreign operations in the future.

Income Taxes.

As a result of significant income tax loss carry-forwards, we expect to incur only alternative minimum taxes for 2007, and on that basis, have recognized $6,000 of income tax expense for the second quarter and first six months of fiscal 2007. For fiscal 2006, we projected on an interim basis that income tax expense for the second quarter and the fiscal-year-to-date period would be the tax on taxable income, less income tax credits limited to alternative minimum taxes, and, as a result we recorded a tax benefit of $57,000 in the second quarter, resulting in an estimated tax expense for the six-month period of $26,000. As of March 31, 2007 and 2006, we have fully reserved deferred tax assets of $5.9 million and $3.0 million, respectively, recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

Loss per Share.

For the second quarter of fiscal 2007, our net loss was $62,000, or $0.01 per share, compared with a net loss of $314,000, or $0.05 per share, for the second quarter of fiscal 2006. For the first half of fiscal 2007, we incurred a nominal net loss of $15,000, or $0.00 per share, compared with a loss of $470,000 of $0.07 per share, for the first half of last fiscal year. The improvement was primarily due to lower operating expenses, derived from the fiscal 2006 restructuring, which substantially offset comparatively lower fiscal 2007 net sales and gross margins and resulted in significantly higher income from operations for the second quarter and the first half of fiscal 2007 compared with the same periods in fiscal 2006. The higher interest expenses incurred in the fiscal 2007 periods compared with the year-earlier periods were more than offset by the net foreign exchange gains, in fiscal 2007 versus net foreign exchange losses in fiscal 2006.

Market Risk

Delphax has foreign subsidiaries in Canada, the United Kingdom and France. We do business in more than 60 countries and generate approximately 20% to 30% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.

The Company’s net investments in its foreign subsidiaries were deficits of $1.1 million and $0.7 million at March 31, 2007 and September 30, 2006, respectively, translated into U.S. dollars at the closing exchange rates, as a result of accumulated subsidiary net losses. The potential gain or loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three- and six-month periods ended March 31, 2007 and 2006. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of our subsidiaries in the United Kingdom and France are the Pound Sterling and the Euro, respectively.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. The Company did not enter into any foreign exchange contracts in the first half of fiscal 2007 or in fiscal 2006. However, strategies to reduce the magnitude of foreign exchange gains or losses will be considered if economical and practical.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $14,000 and $15,000 for the second quarters of fiscal 2007 and 2006, respectively, and approximately $27,000 and $29,000 for the six months ended March 31, 2007 and 2006, respectively.

Through March 31, 2007, interest on the 2004 Notes was determined by dividing the monetary value of the accrued interest at a fixed 7% rate by the initial conversion price of $3.20 per common share, or 16,406 shares of Common Stock per quarter. Interest expense on the 2004 Notes was accrued based on the fair value of the 16,406 shares issued quarterly in payment of interest, measured at the average closing price of the Common Stock over the interest period. Accordingly, interest expense on the 2004 Notes fluctuated from quarter to quarter as a result of changes in the price of our Common Stock, but was not subject to interest rate risk. The 2004 Notes, as amended effective April 1, 2007, and the 2007 Notes bear interest at the nominal rate of 12% per annum, with 3% of the interest payable in shares of the Company’s Common Stock at the option of the Company.

Risk Related to Operations

The Company’s significant risks related to operations are as described in our Annual Report of Form 10-K for the year ended September 30, 2006. With respect to sales to significant customers, sales to John H. Harland Company were $3.8 million and $3.7 million, or 33% and 29% of total net sales, for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, net sales to John H. Harland Company were $7.4 million and $7.2 million, or 32% and 28% of total net sales, respectively. On May 1, 2007, M & F Worldwide Corp., the parent company of Clarke American, announced that it had completed the acquisition of John H. Harland Company. The Company does not anticipate any material adverse consequences due to this transaction. Sales to the RR Donnelley family of companies were $2.5 million and $3.0 million, or 22% and 23% of total net sales, for the three months ended March 31, 2007 and 2006, respectively, and $5.0 million and $4.8 million, or 22% and 19% of total net sales, for the six months ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

Working capital was $6.9 million at March 31, 2007 compared with $13.6 million at September 30, 2006. The decrease was primarily the result of reclassifying the outstanding senior credit facilities (which expire on October 31, 2007) and the 2004 Notes (which mature on February 4, 2008) as a current liability in fiscal 2007, rather than as a long-term liability as it was substantially classified on September 30, 2006. As of September 30, 2006, only $193,000 of the bank credit facilities was classified as current. In addition, inventory was lower by approximately $2.2 million, primarily due to lower inventory purchases and sale of printing equipment in inventory that was not replenished. These reductions in working in capital were partially offset by a decline in accounts payable and accrued compensation and an increase in accounts receivable. Accounts payable were lower by $1.0 million due primarily to lower purchases of inventory in the first half of fiscal 2007 and a reduction in the average number of days our payables are outstanding. Accrued compensation was $1.4 million lower, primarily due to payment of severance related to the fiscal 2006 restructuring. Accounts receivable were higher by approximately $0.9 million as of March 31, 2007, compared with September 30, 2006, primarily due to the timing of payment from our largest customer.

Debt, excluding capital leases, totaled approximately $8.3 million and $8.1 million as of March 31, 2007 and September 30, 2006, respectively, detailed as follows:

	March 31, 2007		September 30, 2006
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$546	$—	$642	$—
Revolving loans, $12.5 million limit	4,784	3,038	4,958	3,193
Lines of credit:
United Kingdom	—	196	—	187
France	—	67	—	63

Total bank credit facilities	5,330	3,301	5,600	3,443
Subordinated debt:
12% 2004 Notes, $3.0 million issued at a discount of $1.4 million amortized over the four-year term of the notes	2,683	—	2,499	—
12% 2007 Notes, $900,000 issued at a discount of $660,000, to be amortized over the five-year term of all the 2007 Notes expected to be issued	240	—	—	—

Total debt, excluding capital leases	$8,253	$3,301	$8,099	$3,443

During April 2007, the senior lender reduced the advance rates on certain inventory due to an appraisal of the inventory. The reduction in advance rates resulted in a reduction of available credit of approximately $800,000. The lender is reviewing the appraisal to determine if a further reduction will be required. Should the inventory values decline further, or net sales be too low to generate sufficient accounts receivable for our borrowing base, or the results of operations be insufficient to comply with the financial covenants of our credit agreements, as amended, it may limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company. We are in the process of reviewing options to extend or replace our current credit facilities when they expire on October 31, 2007. In addition, we have entered into an agreement to obtain (subject to certain conditions) additional debt financing from Whitebox Delphax, as described in Note 5 to the Condensed Consolidated Financial Statements, of which $3.0 million would be used to repay the 2004 Notes and the remainder for general corporate purposes. If the Company is unable to secure shareholder approval for the second phase of the financing or to extend its senior credit facilities before October 31, 2007, the Company may not have access to sufficient capital to adequately fund its operations. We have undertaken no significant investing activities.

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

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

On January 2, 2007 we issued 16,406 shares of Common Stock in payment of $19,000 of accrued interest on the 2004 Notes. As of March 31, 2007, interest of $21,000 on the 2004 Notes and interest of $375 on the 2007 Notes was accrued related to 16,406 and 291 shares, respectively, issued April 2, 2007. The 2004 Notes provide for 7% interest in the form of Company Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The 2007 Notes provide that, at the option of Delphax, 3% of the 12% interest can be paid in Company Common Stock issued on the first business day of each calendar quarter, the number of shares to be determined quarterly by dividing the cash equivalent of 3% interest by the average market price of our Common Stock for the 20 trading days preceding the determination date. The shares issued in payment of interest on the 2004 Notes and 2007 Notes are issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions are paid.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on March 22, 2007. At the Annual Meeting, the shareholders elected Dieter Schilling to serve a term through the 2008 Annual Meeting and re-elected R. Stephen Armstrong and Gary Holland to serve terms through the 2010 Annual Meetings. Shareholders also approved the selection of Grant Thornton LLP as the Company’s independent public auditors for fiscal 2007. The shareholder vote was as follows:

	Vote of Shares
	In Favor	Withheld	Against	Abstain	Broker Non-vote
Election of directors:
Dieter P. Schilling	6,040,145	43,583	N/A	N/A	—
R. Stephen Armstrong	6,006,027	77,701	N/A	N/A	—
Gary R. Holland	6,043,439	40,289	N/A	N/A	—

Approval of Grant Thornton as independent public auditors	6,057,359	N/A	17,960	8,409	—

Item 6.	Exhibits.

The following documents are filed as Exhibits to this report:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.
Registrant

Date May 14, 2007	/s/ Dieter P. Schilling
Dieter P. Schilling
President and Chief Executive Officer

Date May 14, 2007	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)