Form 10-Q
period 2007-06-30
DELPHAX TECHNOLOGIES INC
filed 2007-08-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, there were 6,495,388 shares outstanding of Common Stock, par value $0.10 per share.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$533	$582
Accounts receivable, less allowance for doubtful accounts of $244 and $331 as of June 30, 2007 and September 30, 2006, respectively	7,382	6,298
Inventory	14,271	15,958
Other current assets	1,750	1,087

TOTAL CURRENT ASSETS	23,936	23,925
Equipment and fixtures, net	1,432	1,838
Other	479	453

TOTAL ASSETS	$25,847	$26,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,667	$3,992
Accrued compensation	2,647	3,969
Other accrued expenses	1,839	1,580
Income taxes payable	110	63
Deferred revenue and customer deposits	480	422
Current portion of bank credit facilities and subordinated debt	8,443	193
Current portion of capital leases	33	105

TOTAL CURRENT LIABILITIES	17,219	10,324
Long-term portion of bank credit facilities and subordinated debt	—	7,906
Long-term portion of capital leases	125	150

TOTAL LIABILITIES	17,344	18,380

SHAREHOLDERS’ EQUITY
Common stock—par value $0.10 per share—authorized 50,000 shares; issued and outstanding: 6,470 and 6,422 as of June 30, 2007 and September 30, 2006, respectively	647	642
Additional paid-in capital	20,218	19,332
Accumulated other comprehensive loss	(491)	(654)
Accumulated deficit	(11,871)	(11,484)

TOTAL SHAREHOLDERS’ EQUITY	8,503	7,836

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,847	$26,216

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Sales:
Maintenance, spare parts and supplies	$10,293	$10,949	$32,020	$32,252
Printing equipment	366	411	1,635	4,691

NET SALES	10,659	11,360	33,655	36,943
Cost of sales	7,256	8,936	23,723	26,381

GROSS PROFIT	3,403	2,424	9,932	10,562

Operating expenses:
Selling, general and administrative	2,347	3,695	6,728	8,814
Research and development	905	1,442	2,597	4,073
Restructuring	—	347	—	347

OPERATING EXPENSES	3,252	5,484	9,325	13,234

INCOME (LOSS) FROM OPERATIONS	151	(3,060)	607	(2,672)

Net interest expense	418	321	1,068	925
Net realized exchange loss (gain)	32	84	(49)	386
Net unrealized exchange loss (gain)	65	(28)	(39)	(102)

LOSS BEFORE INCOME TAXES	(364)	(3,437)	(373)	(3,881)

Income tax expense (benefit)	8	(26)	14	—

NET LOSS	$(372)	$(3,411)	$(387)	$(3,881)

Basic and diluted loss per common share	$(0.06)	$(0.53)	$(0.06)	$(0.61)

Weighted average number of shares outstanding during the period:
Basic	6,461	6,393	6,452	6,374
Diluted	6,461	6,393	6,452	6,374

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(387)	$(3,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460	702
Loss on disposal of equipment and fixtures	7	15
Non-cash interest on subordinated debt:
Amortization of original issue discount	303	265
Issuance of common stock	70	137
Stock-based compensation	111	125
Other	(34)	(26)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,084)	310
Inventory	1,687	(27)
Other current assets	(621)	241
Accounts payable, accrued expenses and other	(1,838)	1,051
Deferred revenue and customer deposits	58	(907)

NET CASH USED IN OPERATING ACTIVITIES	(1,268)	(1,995)

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(54)	(307)

NET CASH USED IN INVESTING ACTIVITIES	(54)	(307)
FINANCING ACTIVITIES
Issuance of subordinated debt	900	—
(Repayments) additional borrowings on bank credit facilities, net	(200)	1,714
Checks written in excess of bank balances	513	518
Principal payments on capital leases	(97)	(82)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,116	2,150

EFFECT OF EXCHANGE RATE CHANGES ON CASH	157	195

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49)	43

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	582	736

CASH AND CASH EQUIVALENTS, END OF PERIOD	$533	$779

Supplemental disclosure of non-cash activities:
Issuance of warrants:
Subordinated debt	$660	$—
Financing costs	40	—

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

Interim unaudited financial results should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006. We have made reclassifications in the prior year to conform to classifications in the current year.

The results of operations for the three and nine months ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

Accounting Changes and Error Corrections (SFAS 154)

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. SFAS 154 was effective on October 1, 2006 and had no effect on the Company’s financial position, results of operations and cash flows.

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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 is effective for fiscal years ending after December 15, 2006, our fiscal 2007. Because fewer than 10% of our employees are covered by a defined benefit plan, we expect the impact on the Company’s financial position, results of operations and cash flows to not be significant.

The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009. We have not yet determined the impact the adoption of SFAS 159 will have on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. We expect this pronouncement will have no material effect on the Company’s financial position, results of operations and cash flows.

2. Inventory

As of June 30, 2007 and September 30, 2006, inventory was comprised as follows:

	June 30, 2007	September 30, 2006
	(In thousands)
Raw materials and component parts	$8,286	$8,446
Work-in-progress	948	1,587
Finished goods	5,037	5,925

	$14,271	$15,958

3. Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Numerator:
Numerator for basic loss per share	$(372)	$(3,411)	$(387)	$(3,881)
Dilutive potential loss, convertible 2004 Notes	—	—	—	—

Numerator for diluted loss per share	$(372)	$(3,411)	$(387)	$(3,881)

Denominator:
Denominator for basic loss per share, weighted average shares	6,461	6,393	6,452	6,374

Dilutive potential shares:
Employee stock options	—	—	—	—
Warrants:
2004 Notes	—	—	—	—
2007 Notes	—	—	—	—
Convertible 2004 Notes	—	—	—	—

Dilutive potential shares	—	—	—	—
Denominator for diluted loss per share, weighted average shares	6,461	6,393	6,452	6,374

Loss per share—basic	$(0.06)	$(0.53)	$(0.06)	$(0.61)

Loss per share—diluted	$(0.06)	$(0.53)	$(0.06)	$(0.61)

Dilutive potential losses and dilutive potential common shares excluded from calculation of the numerator and denominator because the effects would be antidilutive were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Numerator:
Dilutive potential loss on convertible 2004 Notes excluded because the effect would be antidilutive	$112	$139	$337	$402

Denominator:
Dilutive potential shares excluded because the effect would be antidilutive:

In-the-money—stock options	—	26	5	16

With exercise prices greater than the average market price of the common shares for those periods:
Stock options	777	539	637	697
Warrants:
2004 Notes	516	516	516	516
2007 Notes	1,272	—	448	—

Convertible 2004 Notes	938	938	938	938

4. Comprehensive Loss

The components of comprehensive loss for the three and nine months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net loss	$(372)	$(3,411)	$(387)	$(3,881)
Foreign currency translation adjustment	26	214	163	196

Comprehensive loss	$(346)	$(3,197)	$(224)	$(3,685)

5. Senior Credit Facilities and Subordinated Debt

Our debt primarily consists of senior credit facilities totaling approximately $13.7 million, $3.0 million in 12% secured convertible subordinated notes (2004 Notes), and $900,000 in 12% secured subordinated notes (2007 Notes). We expect to negotiate a new senior credit facility agreement in the fourth quarter as described below.

The Senior Credit Facilities

Our senior credit financing has both a U.S. and Canadian component. The U.S. component consists of a secured term loan of $114,000 and a secured revolving credit facility of up to $8.5 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of a secured, term loan of $1,042,000 and a secured revolving credit facility of up to $4.0 million, subject to a borrowing base of inventory and certain financial covenants. The senior credit facilities total approximately $13.7 million, prohibit the payment of dividends, and are secured by substantially all of the Company’s assets.

The senior credit agreements, as amended, extend through October 31, 2007 and provide for interest rates ranging from Canadian prime plus 1.75% to plus 2.25%, to U.S. prime plus 0.25% to plus 1%, depending on the calculated debt service coverage ratio. As of June 30, 2007, the interest rates applicable to our loans were 8.25% and 9.0% for our Canadian and US revolving loans, respectively, and 9.25% for our term loans.

The availability of revolving credit under the senior credit facilities is based primarily on our accounts receivable and inventory levels, but also on compliance with certain covenants. It is our intent to meet all the covenants of the agreements, and we monitor prospective compliance with the covenants. As of June 30, 2007, we were in compliance with the terms of the credit agreements as amended.

The 2004 Notes

For the first nine months of fiscal 2006 and the fiscal-year-to-date period through March 25, 2007, the Company’s $3.0 million of subordinated 2004 Notes were accounted for under the terms of the agreement dated February 4, 2004 under which the 2004 Notes were issued. That agreement provided that the 2004 Notes were unsecured and bore interest at 7% per annum, payable quarterly in shares of Common Stock, with principal due and payable in one lump sum on February 4, 2008, unless earlier paid or converted. The number of shares of Common Stock to be issued in payment of interest was determined by dividing the monetary value of the accrued interest by the initial conversion price of $3.20 per common share, or 16,406 shares per quarter. Interest expense was recorded quarterly based on the fair value of the common shares issued based on the average market price of the Common Stock over the interest period. Accordingly, interest expense fluctuated from quarter to quarter.

Effective March 26, 2007, we amended the terms of the 2004 Notes to grant a junior security interest to secure the 2004 Notes and, effective April 1, 2007, increase their interest rate to 12% per annum, 9% payable in cash and, at the election of the Company, the remaining 3% is payable in cash or shares of our Common Stock. The number of shares of Common Stock is determined by dividing the cash value of the interest by the average market price of the shares for the twenty trading days prior to the determination date.

In connection with the issuance of the 2004 Notes, we also issued four-year warrants to purchase 515,625 shares of Common Stock at an exercise price of $3.51 per share (the 2004 Warrants). The 2004 Warrants were exercisable anytime after August 5, 2004 and expire on February 4, 2008. The relative fair value of the 2004 Warrants on February 5, 2004 was estimated to be approximately $561,000. The 2004 Notes were immediately convertible to Common Stock at a conversion price of $3.20 per share, which would result in 937,500 shares being issued if all $3.0 million in principal of the 2004 Notes are converted at that conversion price. The initial conversion price of the 2004 Notes represented a beneficial conversion price that was less than the fair value of the underlying Common Stock on February 5, 2004. The fair value of the beneficial conversion feature was estimated to be approximately $852,000. We recorded both the relative fair value of the 2004 Warrants and the fair value of the beneficial conversion feature as an increase in additional paid-in capital and as original issue discount on the underlying debt. The total original issue discount of approximately $1.4 million is being amortized to interest expense over the four-year life of the 2004 Notes. Upon closing of the 2007 Notes in the second phase of our proposed financing described below, the 2004 Notes will be extinguished and residual unamortized original issue discount of $192,000 will be expensed in our fiscal fourth quarter

The 2007 Notes

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

Under the first phase of the financing, which was consummated with the execution of the Agreement, (i) Delphax Canada borrowed $900,000 by issuing to Whitebox Delphax at par 12% secured subordinated promissory notes (2007 Notes) maturing in February 2008, (ii) the Company issued to Whitebox Delphax a five-year warrant to purchase 1,200,000 shares of Common Stock, and (iii) the Company amended the terms of the 2004 Notes to grant a junior security interest to secure the 2004 Notes and increase their interest rate to 12% per annum, as described above. The 2004 Notes are held by affiliates of Whitebox Advisors. As with the 2004 Notes, as amended, the Company has the right to elect to pay 3% per annum of the interest due under the 2007 Notes in the form of shares of Common Stock. The number of shares of Common Stock is determined by dividing the cash value of the interest by the average market price of the shares for the twenty trading days prior to the determination date.

The second phase of the Agreement was approved by Delphax shareholders on July 12, 2007. Closing on the second phase of the financing is subject to certain other conditions, including either extension or replacement of our senior credit facilities. We are negotiating with a new senior lender and expect to replace our senior credit facilities. In this second phase, (i) an additional $6.1 million would be loaned under 2007 Notes issued at par that mature in 2012, (ii) the maturity of the initial $900,000 in 2007 Notes would be extended to the same maturity date in 2012, and (iii) the Company would issue to Whitebox Delphax a warrant to purchase an additional 6,300,000 shares of Common Stock. Both the initial warrant and the additional warrant (collectively, the 2007 Warrants) would provide for an exercise price of $1.28 per share if the exercise price is paid in cash and $1.00 per share if paid by cancellation of principal owed under the 2007 Notes. Alternatively, the holder of the 2007 Warrants may elect to exercise the warrants through a cashless exercise based on the net value of the warrants.

The net proceeds of the $7.0 million financing will be used to repay all $3.0 million of 2004 Notes and for general corporate purposes. For a period of one year after the second closing, Whitebox Delphax will have the right to purchase, on the same terms, an additional $1.4 million of 2007 Notes and obtain a Warrant for an additional 1,500,000 shares of Common Stock.

The 1,200,000 shares available under the 2007 Warrants issued in the first phase of the financing would constitute, upon exercise, 15.6% of outstanding shares. The 2007 Warrants for the total of 7,500,000 shares that would be outstanding after both the first and second phases of the financing would constitute 53.6% of outstanding shares. If the subsequent one-year option to purchase an additional 2007 Note and 2007 Warrant was fully exercised, the grand total of 9,000,000 shares then available under the 2007 Warrants would constitute 58.1% of outstanding shares. However, the 2007 Warrants provide that no holder of a 2007 Warrant will have the right to exercise the 2007 Warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.99% of the Company’s shares outstanding after giving effect to the exercise. The 2007 Warrants also provide that unless the holder gives the Company at least 60 days prior written notice, no holder will have the right to exercise the Warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s shares outstanding after giving effect to the exercise. No holder has given such prior written notice.

In connection with the financing, the Company has agreed that if Whitebox Delphax proposes a person to be elected to the Company’s board of directors, the Company will make its best efforts to cause that person to be elected. To date, Whitebox Delphax has not proposed a director. The Company also agreed to file a registration statement with the Securities and Exchange Commission covering up to 2,000,000 shares of Common Stock issuable upon exercise of the 2007 Warrants or as partial payment of the interest due under the 2007 Notes, and has granted certain additional registration rights to the holders of the 2007 Warrants or the underlying shares. In certain circumstances the Company is obligated to pay a penalty to Whitebox Delphax if the registration statement does not become effective by a particular date.

The 2007 Notes and 2007 Warrants issued on March 26, 2007 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company paid to First Dunbar Securities Corporation (“First Dunbar”) a commission of $54,000 in cash and issued a five-year warrant to purchase 72,000 shares of

Common Stock for $1.28 per share in connection with the 2007 Notes and 2007 Warrants issued on March 26, 2007. The Company will pay an additional commission to First Dunbar, upon the closing of the second phase of the financing, of $366,000 in cash and issue a five-year warrant to purchase 378,000 shares of Common Stock for $1.28 per share. The Company plans to file a registration statement for the benefit of First Dunbar covering the shares underlying the warrants issued to First Dunbar.

For accounting purposes, we have recorded the fair value of $660,000 for the 2007 Warrants issued in the first phase of the financing as an increase in additional paid-in capital and as original issue discount on the 2007 Notes. In the second phase of the financing, we expect to record a similar adjustment based on the estimated fair value of the 6,300,000 2007 Warrants upon issuance. We expect to amortize the total original issue discount to interest expense over the five-year term of the 2007 Notes. In addition, we recorded the 72,000 warrants issued to First Dunbar in conjunction with closing the first phase of the financing at a fair value of $40,000 and expect to record the estimated fair value for the additional warrants to be issued to First Dunbar in conjunction with the second phase of the financing. We will record the fair value of the warrants issued to First Dunbar as additional paid-in capital and as a prepaid financing cost amortized to interest expense over the five-year term of the 2007 Notes. Thus, the interest expense that the Company records for the 2007 Notes in any period will be significantly greater than the 12% per annum nominal interest that is paid during the period.

European Lines of Credit

Our subsidiaries in the United Kingdom and France have lines of credit of £100,000 and €50,000, respectively (approximately $199,000 and $67,000, respectively, at June 30, 2007 foreign exchange rates). No amounts were due under these lines of credit as of June 30, 2007 and 2006.

In June 2007, our subsidiary in France borrowed approximately $134,000 against two bank drafts, of €50,000 each, from one customer. These bank drafts, the related borrowings outstanding at June 30, 2007 at interest rates of 7.11% and 7.14%, will be presented, and the obligation extinguished, in our fiscal fourth quarter.

Interest

As of June 30, 2007, we had $5.4 million of bank debt outstanding at an approximate average annual effective interest rate of 11.6%, which includes the nominal rate of interest on the loans plus certain credit fees and amortization of the costs of entering into the credit agreements and amendments. The weighted average annual effective interest rate on all of the Company’s debt was approximately 15.3%, which includes the bank debt, the $3.0 million of 2004 Notes and the $900,000 of 2007 Notes. Total interest expense on all debt includes both interest paid or accrued in cash and non-cash interest expense, comprised of the amortization of the original issue discount and the value of the Common Stock issued in payment of interest and expensed at market price of the stock over the interest period.

6. Stock-based Compensation

We account for share-based compensation expense under Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

We recorded compensation expense and the related tax benefit in the three and nine months ended June 30, 2007 and 2006, as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
	(In thousands)
Stock compensation expense included in:
Cost of sales	$10	$5	$29	$26

Operating expenses:
Selling, general and administrative	25	15	73	82
Research and development	3	3	9	17

Total operating expenses	28	18	82	99

Total stock compensation expense	$38	$23	$111	$125

Tax benefit related to stock compensation	$8	$6	$27	$30

As of June 30, 2007, a total of $266,000 of unrecognized compensation costs related to non-vested stock option awards was expected to be recognized over a weighted average period of approximately four years. No stock options were exercised in the first nine months of fiscal 2007. The intrinsic values of the options exercised and vested during the nine months ended June 30, 2007 were both zero. As of June 30, 2007, the intrinsic value of the stock options outstanding and exercisable was zero.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. For options granted during the three and nine months ended June 30, 2007 and 2006, the weighted average fair values were $15,000, $148,000, $31,000 and $210,000, respectively. The assumptions we used to determine fair value were as follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	2007		2006		2007		2006
Expected dividend yield	0%		0%		0%		0%
Expected stock price volatility	54%		58%		54%		58%
Risk-free interest rate	4.7%		4.4%		4.7%		4.3%
Expected life of options	4.8	years	4.8	years	4.8	years	4.8	years

The Company’s stock options generally vest over four years of service and have a contractual life of seven years. At the beginning of fiscal 2007, we had 226,000, 448,000 and 873,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, we have granted all options under the 2000 Plan. Option activity during the nine months ended June 30, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2006	570	$3.28
Granted	255	1.20
Canceled	(40)	3.91

Options outstanding, June 30, 2007	785	$2.57

The following tables summarize information concerning options outstanding and exercisable as of June 30, 2007:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$ 1.16 — 2.52	273	6.39	$1.30
2.59 — 3.10	188	3.46	2.72
3.12 — 4.80	311	2.48	3.46
5.06 — 7.75	13	2.28	5.82

1.16 — 7.75	785	4.07	$2.57

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$ 1.16 — 2.52	—	—	$—
2.59 — 3.10	60	3.52	2.85
3.12 — 4.80	255	2.05	3.45
5.06 — 7.75	13	2.28	5.82

1.16 — 7.75	328	2.33	$3.44

7. Restructuring Initiative

In June and September 2006, we reduced our worldwide workforce, with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary. We incurred restructuring expenses of $347,000 and $2.1 million in the third and fourth quarters of fiscal 2006, respectively, comprised solely of employee severance benefits. We have accounted for the restructuring in accordance with Statement of Financial Accounting

Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We took this action to lower annual operating expenses by over $3.0 million and focus our resources on a more strategically targeted market. As of June 30, 2007, the remaining severance benefits liability, included in accrued compensation on the balance sheet, was approximately $365,000. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008.

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

Executive Summary

Net sales were lower for the third quarter and first nine months of fiscal 2007 compared with the same periods a year ago. However, we earned income from operations in the current fiscal year periods compared with losses from operations last year, and significantly reduced the net losses for the current year periods compared with the prior year periods. For the third quarter of fiscal 2007, our net loss was $372,000, or $0.06 per share, compared with a net loss of $3.4 million, or $0.53 per share, for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, we incurred a net loss of $387,000, or $0.06 per share, compared with a net loss of $3.9 million, or $0.61 per share, for the first nine months of last fiscal year. The improvement was attributable to a number of factors, most significantly:

•

Our gross profit for the third quarter of fiscal 2007 was significantly improved over the year-ago quarter and slightly improved for the first nine months of fiscal 2007 over the same period in fiscal 2006. The improvement in gross profit for the third quarter of fiscal 2007 over the third quarter of fiscal 2006 was due to cost of sales expenses in fiscal 2006 related to production levels lower than normal capacity and write-down of certain inventory to market value, a difference of approximately $1.0 million and a gross margin impact of approximately 8%;

•

Operating expenses were lower for the three and nine months ended June 30, 2007 by approximately $2.2 million and $3.9 million, respectively, compared with the same periods in fiscal 2006, primarily as a result of the restructuring initiated at the end of fiscal 2006, lower trade show expenses and the absence of the CEO severance costs incurred in the third quarter of fiscal 2006; and

•

We recognized net foreign exchange losses for both the third quarters of fiscal 2007 and 2006, higher by $41,000 in the most recent quarter. For the fiscal-year-to-date periods, we recognized net foreign exchange gains of $88,000 in fiscal 2007 compared with losses of 284,000 in fiscal 2006.

Overview

Our business is the design, manufacture, sale and servicing of advanced digital print production equipment based on our patented electron beam imaging (EBI) technology. The majority of our revenue is from the sale of maintenance contracts, spare parts and supplies that are used with this equipment. Our equipment includes both “roll-fed” or “web” presses (the CR Series and RS Series), where the paper input is on rolls, and “cut-sheet” or “sheet-fed” printers and presses (the Imaggia and the Checktronic system) that use pre-cut sheets of paper or base stock. Our flagship printing systems are the CR Series and the Imaggia presses. The Checktronic and Foliotronic are among the Company’s legacy products. We now sell the Checktronic principally as a system upgrade or refurbished product in Latin America, Asia and Africa. We sell the Foliotronic to customers with folio production applications.

We operate and manage our business in a single business segment – the development and marketing of advanced digital print production equipment. We market our products and services through a direct sales force and independent distributors in the United States and international markets. Our Common Stock is traded on the NASDAQ Capital Market under the symbol “DLPX.”

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Sales:
Maintenance, spare parts and supplies	96.6%	96.4%	95.1%	87.3%
Printing equipment	3.4	3.6	4.9	12.7

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	68.1	78.7	70.5	71.4

GROSS PROFIT	31.9	21.3	29.5	28.6

Operating expenses:
Selling, general and administrative	22.0	32.5	20.0	23.9
Research and development	8.5	12.7	7.7	11.0
Restructuring	—	3.1	—	0.9

OPERATING EXPENSES	30.5	48.3	27.7	35.8

INCOME (LOSS) FROM OPERATIONS	1.4	(27.0)	1.8	(7.2)

Net interest expense	3.9	2.8	3.1	2.6
Net realized exchange loss (gain)	0.3	0.7	(0.1)	1.0
Net unrealized exchange loss (gain)	0.6	(0.2)	(0.1)	(0.3)

LOSS BEFORE INCOME TAXES	(3.4)	(30.3)	(1.1)	(10.5)

Income tax expense (benefit)	0.1	(0.2)	0.0	—

NET LOSS	(3.5)%	(30.1)%	(1.1)%	(10.5)%

Net Sales.

Our revenues consist of sales of: (i) maintenance, spare parts and supplies, and (ii) printing systems and related equipment. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and

Foliotronic are among the Company’s legacy products. We sell the Checktronic principally as a system upgrade or refurbished product to customers in Latin America, Asia and Africa. We sell the Foliotronic to customers with folio production applications. For the third quarter of fiscal 2007, net sales were $10.7 million, down 6% compared with net sales of $11.4 million for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, net sales were $33.7 million, down 9% compared with net sales of $36.9 million for the same period in fiscal 2006.

For the third quarter of fiscal 2007, net sales from maintenance, spare parts and supplies of $10.3 million were down 6% from $10.9 million for the third quarter of fiscal 2006. For the first nine months of fiscal 2007 compared with the same period in fiscal 2006, net sales from maintenance, spares and supplies were $32.0 million and $32.3 million, respectively, down 1% year-over-year. We attribute the decrease between fiscal third quarters to expected erosion of the installed base of equipment and the near flat sales of maintenance, spare parts and supplies in the first nine months of fiscal 2007 compared with the same period in fiscal 2006 due to an unusually weak first quarter in fiscal 2006 when there was a temporary decline in usage in our customers’ installed base of equipment and the timing of purchase orders from certain customers. In general, we expect net sales from maintenance, spare parts and supplies to experience varying degrees of downward pressure. Some of our printing systems have been installed for many years. As installed systems age and technology changes, users are decreasing volumes of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers. We expect these downward pressures to continue until such time as installations of the CR Series printing systems are sufficient to reverse this trend.

Net sales of printing equipment were $366,000 for the third quarter of fiscal 2007 compared with $411,000 for the third quarter of fiscal 2006, down 11% year-over-year. No CR Series presses were sold in either quarter. For the first nine months of fiscal 2007, net sales of printing equipment were $1.6 million, down 65% from $4.7 million a year ago. In the first nine months of fiscal 2007, one CR Series press was sold compared with four CR Series presses sold in the same period in fiscal 2006. Net sales of all other printing equipment were also lower for the first nine months of fiscal 2007 compared with fiscal 2006. We remain optimistic about our future sales prospects, although we compete for every equipment installation and the selling cycle remains long. In the third quarter of fiscal 2007, we replaced our North American direct sales force to improve the effectiveness of our sales efforts.

Gross Profit.

Our gross margin percentages for the three months ended June 30, 2007 and 2006 were 32% and 21%, respectively, and for the nine months then ended were 30% and 29%, respectively. The improvement in gross profit for the third quarter of fiscal 2007 over the third quarter of fiscal 2006 was due to cost of sales expenses in fiscal 2006 related to production levels lower than normal capacity and write-down of certain inventory to market value, a difference of approximately $1.0 million and a gross margin impact of approximately 8%. In addition, on average, the number of full time equivalent employees providing maintenance service was slightly lower in the most recent fiscal quarter, compared with the year-ago quarter. Manufacturing expenses and the number of full time equivalent employees providing maintenance service were modestly lower for the first nine months of fiscal 2007 compared with the same year-ago period. The lower manufacturing expenses for the fiscal 2007 periods were primarily the result of the fiscal 2006 restructuring.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $2.3 million for the third quarter of fiscal 2007 compared with $3.7 million for the third quarter of fiscal 2006, or 22% and 33% of net sales, respectively. For the nine months ended June 30, 2007 and 2006, selling, general and administrative expenses were $6.7 million and $8.8 million, or 20% and 24% of net sales, respectively. The decreases in both the quarter and fiscal-year-to-date periods were primarily the result of lower compensation costs due to the restructuring measures taken at the end of fiscal 2006 and lower tradeshow costs. In addition, in the third quarter of fiscal 2006, we expensed CEO severance of approximately $0.7 million.

Research and Development Expenses.

Research and development expenses were $905,000 for the third quarter of fiscal 2007 compared with $1.4 million for the third quarter of fiscal 2006, or 8% and 13% of net sales, respectively. For the nine months ended June 30, 2007 and 2006, research and development expenses were $2.6 million and $4.1 million, or 8% and 11% of net sales, respectively. The decrease in both periods was primarily the result of lower compensation costs due to the restructuring measures taken at the end of fiscal 2006.

Restructuring.

In the third quarter of fiscal 2006, we initiated a restructuring plan for the three and nine months ended June 30, 2006, incurring restructuring expenses of approximately $347,000 comprised solely of employee severance benefits. No restructuring expense was incurred in the comparable fiscal 2007 periods.

Net Interest Expense.

Net interest expense for the third quarter of fiscal 2007 was $418,000 (consisting of $269,000 cash and $149,000 non-cash interest), compared with $321,000 (consisting of $181,000 cash and $140,000 non-cash interest) for the third quarter of fiscal 2006. For the nine months ended June 30, 2007 and 2006, net interest expense for the periods were $1,068,000 (consisting of $695,000 cash and $373,000 non-cash interest) and $925,000 (consisting of $523,000 cash and $402,000 non-cash interest), respectively.

Average bank debt levels were slightly lower for the third quarter of fiscal 2007 compared with the third quarter of fiscal 2006 and significantly lower for the first nine months of fiscal 2007 compared with the same period in fiscal 2006. As a result of a higher prime rate, and a higher premium over prime applicable to our bank credit facilities, cash interest expense on bank debt was higher for the fiscal 2007 periods than for the fiscal 2006 periods. In addition, beginning in the third quarter of fiscal 2007, the face value of our subordinated debt increased from $3.0 million to $3.9 million and the nominal interest rate increased from 7% to 12%, with 9%, of the total 12% nominal interest rate applicable to the $3.9 million face value payable in cash.

Partially off-setting these increases in cash interest expense for the 2007 periods compared with the 2006 periods were lower levels of other expenses, certain credit fees and the amortization of the costs of entering into the bank credit agreements and amendments which are also included in cash interest. Non-cash interest includes amortization of original issue discount and interest paid in Common Stock on the subordinated debt and has tended to be higher in the fiscal 2007 periods due to higher amortization of original issue discount, only partially offset by the effects of the lower average market price of our Common Stock over the interest periods.

Foreign Exchange Gains and Losses.

We incur realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Condensed Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of transactions among the Company and its subsidiaries that have different functional currencies. The net transactional exchange loss for the three months ended June 30, 2007 was $97,000 compared with a loss of $56,000 for the same period in fiscal 2006, primarily due to continued weakening of the U.S. dollar. For the nine months ended June 30, 2007, the net transactional exchange gain was $88,000 compared with a loss of $284,000 for the year-ago period. Over the nine-month periods, a number of factors resulted in a gain for the 2007 period compared with a loss for the 2006 period, most significantly, the result of utilizing a lower-cost seller of Canadian dollars beginning in the latter part of March 2006, as well as the weakening of the U.S. dollar against the Euro and the Pound Sterling.

Translational foreign currency exchange gains and losses are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S.

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

Income Taxes.

As a result of significant income tax loss carry-forwards, we expect to incur only alternative minimum taxes for 2007, and on that basis, have recognized $8,000 of income tax expense for the third quarter and $14,000 for the first nine months of fiscal 2007. For fiscal 2006, we projected that our income tax expense would be zero, recording a tax benefit of $26,000 in the third quarter, resulting in no tax expense for the nine-month period. As of June 30, 2007 and 2006, we had fully reserved deferred tax assets of $7.4 million and $4.1 million, respectively, recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

Loss per Share.

For the third quarter of fiscal 2007, our net loss was $372,000, or $0.06 per share, compared with a net loss of $3.4 million, or $0.53 per share, for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, we incurred a net loss of $387,000, or $0.06 per share, compared with a net loss of $3.9 million, or $0.61 per share, for the first nine months of last fiscal year. The improvement was primarily due to lower operating expenses derived from the fiscal 2006 restructuring. In addition, we earned higher margins on lower net sales in the fiscal 2007 periods compared with the fiscal 2006 periods. The improvement in gross profit for the third quarter of fiscal 2007 over the third quarter of fiscal 2006 was due to cost of sales expenses in fiscal 2006 related to production levels lower than normal capacity and write-down of certain inventory to market value, a difference of approximately $1.0 million and a gross margin impact of approximately 8%. In addition, for the nine-month periods, we incurred net foreign exchange gains of $88,000 in fiscal 2007 compared with net foreign exchange losses of $284,000 in fiscal 2006, primarily due to continued weakening of the U.S. dollar. Offsetting these improvements interest expenses were higher in the fiscal 2007 periods compared with the year-earlier periods, primarily due to higher applicable interest rates and higher amortization of original issue discount.

Market Risk

Delphax has foreign subsidiaries in Canada, the United Kingdom and France. We do business in more than 60 countries and generate approximately 20% to 30% of our net sales from outside North America. Our ability to sell our products in foreign markets may be affected by changes in economic, political or market conditions in the foreign markets in which we do business.

The Company’s net investments in its foreign subsidiaries were deficits of $3.4 million and $0.7 million at June 30, 2007 and September 30, 2006, respectively, translated into U.S. dollars at the closing exchange rates, as a result of accumulated subsidiary net losses. The potential gain or loss based on end-of-period balances and prevailing exchange rates resulting from a hypothetical 10% strengthening of the dollar against foreign currencies was not material for the three and nine months ended June 30, 2007 and 2006. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of our subsidiaries in the United Kingdom and France are the Pound Sterling and the Euro, respectively.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. We did not enter into any foreign exchange contracts during the first nine months of fiscal 2007 or 2006. However, we will consider strategies to reduce the magnitude of foreign exchange gains or losses if economical and practical.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $13,000 and $14,000 for the third quarters of fiscal 2007 and 2006, respectively, and approximately $42,000 and $40,000 for the nine months ended June 30, 2007 and 2006, respectively.

The 2004 Notes, as amended effective April 1, 2007, and the 2007 Notes bear interest at the nominal rate of 12% per annum, with 3% of the interest payable in cash or shares of Common Stock at the option of the Company.

Risk Related to Operations

The Company’s significant risks related to operations are as described in our Annual Report of Form 10-K for the year ended September 30, 2006. With respect to sales to significant customers:

On May 1, 2007, M & F Worldwide Corp., the parent company of Clarke American, announced that it had completed the acquisition of John H. Harland Company. Both John H. Harland Company and Clarke American are Delphax customers. We are not anticipating any material adverse consequences due to this transaction. Net sales to the M & F Worldwide family of companies were $3.7 million for each of the quarters ended June 30, 2007 and 2006, or 34% and 33% of total net sales, respectively, and $11.1 million and $11.0 million, or 33% and 30% of total net sales, for the nine months ended June 30, 2007 and 2006, respectively.

Sales to the RR Donnelley family of companies were $2.1 million and $2.2 million, or 20% of total net sales, for each of the three months ended June 30, 2007 and 2006, and $7.1 million and $7.0 million, or 21% and 19% of total net sales, for the nine months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Working capital was $6.7 million at June 30, 2007 compared with $13.6 million at September 30, 2006. The decrease was primarily the result of reclassifying the outstanding senior credit facilities (which expire on October 31, 2007) and the 2004 Notes (which mature on February 4, 2008) as a current liability in fiscal 2007, rather than as a long-term liability as it was substantially classified on September 30, 2006. As of September 30, 2006, only $193,000 of the bank credit facilities was classified as current, compared with June 30, 2007, when all senior and subordinated debt, totaling $8.4 million, was current. In addition, inventory was lower by approximately $1.7 million, primarily due to lower inventory purchases and the sale of printing equipment in inventory that was not replenished. These reductions in working capital were partially offset by an increase in accounts receivable, primarily due to the timing of payment from our largest customer, and a decrease of approximately $1.3 million in accrued compensation expenses, primarily due to payment of severance costs related to the fiscal 2006 restructuring.

Debt, excluding capital leases, totaled approximately $8.4 million and $8.1 million as of June 30, 2007 and September 30, 2006, respectively, detailed as follows:

	June 30, 2007		September 30, 2006
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$498	$—	$642	$—
Revolving loans, $12.5 million limit	4,768	1,642	4,958	3,193
Lines of credit:
United Kingdom	—	199	—	187
France	134	67	—	63

Total bank credit facilities	5,400	1,908	5,600	3,443
Subordinated debt:
12% 2004 Notes, $3.0 million issued at a discount of $1.4 million amortized over the four-year term of the notes	2,778	—	2,499	—
12% 2007 Notes, $900,000 issued at a discount of $660,000, amortized over the five-year term of all the 2007 Notes expected to be issued	265	—	—	—

Total debt, excluding capital leases	$8,443	$1,908	$8,099	$3,443

Our senior credit facilities are subject to a borrowing base of accounts receivable and inventory and certain financial covenants. Should the inventory values decline, or net sales be too low to generate sufficient accounts receivable for our borrowing base, or the results of operations be insufficient to comply with the financial covenants of our credit agreements, as amended, it may limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company. We are negotiating with a new senior lender and expect to replace our current credit facilities which expire on October 31, 2007. In addition, we have entered into an agreement to obtain (subject to certain conditions) additional debt financing from Whitebox Delphax, as described in Note 5 to the Condensed Consolidated Financial Statements, of which $3.0 million would be used to repay the 2004 Notes and the remainder for general corporate purposes. If for any reason we are unable to extend or replace our senior credit facilities before October 31, 2007 or close on the second phase of the financing, the Company may not have access to sufficient capital to adequately fund its operations. We have undertaken no significant investing activities.

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

We have provided the information required by this item under the caption “Market Risk” under Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

On April 2, 2007, we issued 16,406 and 291 shares of Common Stock in payment of interest of $21,000 and $375 on the 2004 Notes and the 2007 Notes, respectively. As of June 30, 2007, interest of $22,500 on the 2004 Notes and interest of $6,750 on the 2007 Notes was accrued related to 19,397 and 5,819 shares of Common Stock, respectively, issued on July 2, 2007. Prior to April 1, 2007, the 2004 Notes provided for 7% interest in the form of Common Stock, issued on the first business day of each calendar quarter, computed based on the initial conversion price of $3.20 per share. The 2004 Notes as amended and the 2007 Notes provide that, at the option of Delphax, 3% of the 12% interest can be paid in Common Stock issued on the first business day of each calendar quarter, the number of shares to be determined quarterly by dividing the cash equivalent of 3% interest by the average market price of our Common Stock for the 20 trading days preceding the determination date. The shares issued in payment of interest on the 2004 Notes and 2007 Notes are issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions are paid.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held a Special Meeting of Shareholders on July 12, 2007. Shareholders were asked to vote on our proposal to issue 12% secured promissory notes and five-year warrants to purchase Delphax Common Stock and enter into related transaction pursuant to the Securities Purchase Agreement dated March 26, 2007 with Whitebox Delphax, described in Note 5 to the Condensed Consolidated Financial Statements. Shareholders approved the proposal by a vote of 3,298,000 shares in favor, 62,000 shares against, 31,000 shares abstaining and a broker non-vote of zero shares.

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

DELPHAX TECHNOLOGIES INC.
Registrant

Date August 14, 2007	/s/ Dieter P. Schilling
Dieter P. Schilling
President and Chief Executive Officer

Date August 14, 2007	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer
(Chief Financial Officer and Chief Accounting Officer)