Form 10-K
period 2007-09-30
DELPHAX TECHNOLOGIES INC
filed 2007-12-28
CIK 350692

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No: 0-10691

DELPHAX TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1392000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 West 110th Street, Bloomington, MN	55438-2664
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 939-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on which Registered
Common Stock ($0.10 par value)	NASDAQ Capital Market
Preferred Stock Purchase Rights

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐     NO   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing sales price of the Common Stock as reported by NASDAQ on March 31, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $5,633,861 based upon a total of 5,265,291 shares held as of March 31, 2007 by persons believed to be non-affiliates of the Registrant. (For purposes of this calculation, all of the Registrant’s officers, directors and 10% owners known to the Company are deemed to be affiliates of the Registrant.)

There were 6,530,430 shares outstanding of Registrant’s $0.10 par value Common Stock as of December 20, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders (Proxy Statement) to be filed within 120 days after the Registrant’s fiscal year ended September 30, 2007, are incorporated by reference into Part III.

FORM 10-K INDEX

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

Item 1. Business.

Development of the Business

Delphax Technologies Inc. (the Company, also referred to “we,” “us” and “our”) designs, manufactures, sells and services advanced digital print production systems based on its patented electron-beam imaging (EBI) technology. The majority of our net sales is derived from the sale of maintenance, spare parts and supplies that are used with our equipment. Our digital presses deliver industry-leading throughput for both roll-fed and cut-sheet printing environments. These products are extremely versatile and handle a wide range of substrates from ultra lightweight paper to heavy stock. We provide digital printing solutions that can personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications.

The Company was formed in 1981 as Check Technology Corporation to design and manufacture a sophisticated printing system for financial document production, in particular, checks. Features of the first system, the Checktronic®, included: automatic collation of checkbook components; high quality alphanumeric and graphics printing for customer personalization and bank address; and consistent Magnetic Ink Character Recognition (MICR) printing for the electronic processing of checks. We developed follow-on applications for insurance claim production and centralized fund disbursements. We offered a security option on many of our systems, differentiating our products from many competitors’ products.

The Checktronic’s integrated check production functions facilitated lower cost production of small check orders of 25—100 checks, which is typical in most markets outside the United States. This integration, along with an improvement in printing quality, created a demand for our equipment in many international markets. In order to manage the expansion of our international business, we opened subsidiaries in the United Kingdom in 1983 and France in 1987.

During 1998, we launched the Imaggia® MG20 digital press, which utilized state-of-the-art digital, non-impact technology, in response to the changing demands of security printing and on-demand printing applications worldwide. In July 2001, we introduced the Imaggia II digital press. Faster, easier to use and supporting a larger media size than the Imaggia M20 system, the Imaggia II features a flat-screen operator interface with the front-end data processing capacity to support production of variable data from sheet to sheet. We began shipping the Imaggia II system during fiscal 2002 and marketing it to prospects with high-volume folio production and print-on-demand (POD) applications.

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

In April 2002, we introduced the CR Series of high-volume, continuous roll-fed digital printing presses. Initially, the CR Series digital presses were capable of delivering a range of speeds up to 200 feet per minute throughput. These presses feature wide-format, duplex production at full 600 x 600 dpi (dots per inch) print quality for publishers, direct mailers, bill and statement printers, in-house data and document centers and service bureaus. Over time, we have focused much of our research and development resources on, among other improvements, increasing the speed of the CR Series platform. In February 2007, we introduced the CR2200, which can deliver throughput at 500 feet, or 2,182 pages, per minute, and which we believe is the world’s fastest continuous roll-fed digital printer.

A large portion of our net sales (95% in fiscal 2007) is derived from the sale of maintenance, spare parts and supplies used with our equipment. Currently we have hundreds of customers using our EBI technology in over 50 countries.

We are a Minnesota corporation. Our principal executive offices are located at 6100 West 110th Street, Bloomington, MN 55438, and our telephone number is (952) 939-9000. We maintain a website at www.delphax.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website at www.delphax.com as soon as reasonably practical after we file these reports with the SEC. To obtain copies of these reports, go to the website, enter the “Investor Relations” section and click on “SEC Filings.” Such reports are also available at the Securities and Exchange Commission’s website at www.sec.gov.

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

Roll-fed printing equipment is ideal for high-volume printing applications, but is limited to a single base stock per print job and often requires more extensive pre-press and post-print finishing processes.

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

We sell both continuous roll-fed and sheet-fed printing equipment to customers with a variety of printing applications in a number of market segments:

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

•

Short-run printing applications, referred to as print-on-demand (POD) applications—POD applications include the production of checks and other financial documents, coursework textbooks, forms, newsletters, second edition paperback books, personalized catalogs, policy manuals, product catalogs and product manuals.

•	Direct mail—The direct mail market is comprised of variable data printing applications including postcards, self-mailers, letters, flyers and personalized newsletters and other mass-market mailings.

•

Transaction document printing—Transaction document printing applications include printing of: explanation of insurance benefit forms and insurance claim checks; coupons and rebate checks; accounts payable and payroll checks; and customer invoices and statements.

Delphax equipment enables our customers to cost-effectively address all of these major applications. The Delphax digital presses, employing our patented EBI technology, are industrial-strength systems, durable and reliable for 24 hours a day, 7 days a week, operation. Our flagship products are the CR Series and the Imaggia II system. We also license and manufacture EBI technology for our OEM partners with differentiated product solutions for additional markets.

During each of the last three years, fiscal 2007, 2006 and 2005, revenue from maintenance, spare parts and supplies used with our equipment accounted for 95%, 89% and 91% of total net sales, respectively.

The CR Series. Our premier continuous roll-fed digital press, introduced in February 2007, is the CR2200 high-volume, continuous roll-fed system, which delivers 500 feet per minute throughput and features wide-format, duplex production at full 600 X 600 DPI print quality. We market three models of the CR Series system to publishers, direct mailers and transaction document printers—the CR1000, the CR1500 and the CR2200. The CR Series accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and may be purchased with alternative output paper handling options. The CR Series digital presses provide a high degree of flexibility, reliability and the consistency required to produce high quality printed output while reducing production costs.

The Imaggia II Series. Our premier sheet-fed digital presses are in the Imaggia II Series, which offer throughput of up to 300 8- 1/2” X 11” simplex pages per minute at 600 X 600 DPI print quality. The Imaggia II system utilizes state-of-the-art digital, non-impact technology, offering print quality that meets worldwide standards for MICR encoding on secure documents. We market two models of the Imaggia II Series, the IM220 and the IM300, to customers in the folio production, direct mail and transaction document printing markets. The Imaggia II system accommodates a wide range of substrates, from ultra lightweight paper to heavy stock, and varying paper sizes up to 18.75” in width and 26” in length. The Imaggia II system can be purchased with various input and output paper handling options and provides a high level of flexibility, reliability and print consistency.

Finishing Systems. We offer finishing systems in conjunction with sale of our digital presses through various external supplier partnerships we have established in order to provide complete print production solutions to our customers. These additional finishing systems support post-printing activities such as batching, stacking, slitting, cutting, folding and binding, depending upon the type of equipment and the application. We require suppliers of finishing systems to meet stringent standards for quality, reliability and interoperability with Delphax brand printing equipment.

Pre-press Software and Hardware. We offer various pre-press software and hardware solutions for use with our printing equipment, which provide the data integration tools necessary to manage the print production process. We have developed some of these pre-press software and hardware solutions while providing others through various established external supplier partnerships. We require suppliers of pre-press software and hardware solutions to meet stringent standards for quality, reliability and interoperability with Delphax brand printing equipment.

Maintenance, Spare Parts and Supplies. Net sales from maintenance, spare parts and supplies result from the sale of maintenance contracts, spare parts and proprietary items to customers using Delphax brand printing equipment. Maintenance contracts typically are for one-year renewable terms, beginning after expiration of the warranty period (typically 90 days from customer acceptance of a system, except in Europe where it is generally one year from product shipment date), and can be terminated by either party with notice. The contract provides for the customer to pay charges for time and materials on an annual service contract basis. We provide maintenance services through our service network, using employee and contract customer support engineers based in our major service locations. Some customers elect to provide their own maintenance and service on the equipment they have purchased.

Supplies are operating materials that are consumed during normal operation of our equipment systems, such as EBI print heads that are consumed in creating the electronic image, erase rods that are consumed in removing the electronic image, and toner that is consumed in the printing process. Delphax brand printing equipment is designed to operate with the spare parts and supply items we sell, and we believe that we supply the vast majority of the spare parts and supplies used with our equipment.

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

With the CR Series and Imaggia II digital presses, our strength in the check printing markets has been augmented with significant new domestic and international opportunities in the publishing and direct mail markets, as well as additional applications in the transaction document printing markets. In this wider marketplace, we face formidable competition for each digital press installation.

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

Market Segment
Delphax Competitors	Folio Production	Publishing	Direct Mail	Transaction Document Printing
Heidelberg (Germany)		X
Hitachi (Japan)		X
Kodak (United States)		X	X	X
Nipson (France)	X	X	X	X
Océ (the Netherlands)	X	X	X	X
Ricoh/IBM (United States)		X	X	X
Xerox (United States)	X	X	X	X

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

We believe sales of the CR Series and Imaggia II systems are critical to our ability to remain competitive in the marketplace, and we are continuing to invest in the future success of our printing presses. See “Research and Development.”

Significant Customers

In North America, check production is dominated by a small number of companies: Deluxe Corporation (St. Paul, Minnesota); Harland Clarke (San Antonio, Texas); and Davis + Henderson (Toronto, Ontario). All of them are Delphax customers. Harland Clarke was formed in May 2007 by Clarke American’s parent company acquiring Harland.

Our total net sales to Harland Clarke, predominantly from service, have been significant, representing 33%, 30% and 27% of total net sales for fiscal 2007, 2006 and 2005, respectively. The very significant investment Harland has made in Delphax equipment and the multi-year maintenance agreement with Harland currently in effect through December 31, 2008, we expect the acquisition will have no significant impact on our business in the near term. For the long-term, the effect of the acquisition could be positive (purchase of additional products and services from us), negative (reduced or discontinued use of our equipment currently in service) or no change (business as usual).

We also manufacture equipment for Moore Wallace (an RR Donnelley Company) that is sold under the Moore Wallace name and we sell printing presses and maintenance, spare parts and supplies to RR Donnelley. Combined net sales to RR Donnelley (including Moore Wallace) were 21%, 19% and 18% of total net sales for fiscal 2007, 2006 and 2005, respectively.

We anticipate, but cannot assure, that net sales from these customers will also be significant in fiscal 2008.

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

Backlog

The Company had a backlog of unfulfilled orders of approximately $8.2 million at September 30, 2007, compared with approximately $9.4 million at September 30, 2006. Backlog as of both dates was comprised of maintenance, supplies and spare parts. Because of customer changes in delivery schedules and potential cancellation of orders, our backlog as of any particular date may not be representative of actual sales for any succeeding fiscal period.

To date, we have never been unable to meet a scheduled shipment date because of excessive order backlog. Absent a multi-unit order with varying scheduled ship dates, we would only rarely expect to have a significant backlog of equipment orders.

Research and Development

Throughout our history, we have focused our research and development activities on the development of digital printing equipment capable of producing, on a precision basis, financial documents at required speeds and volumes. We continue to develop the CR Series of continuous roll-fed equipment, which is targeted at customers with high-volume and POD publishing and direct mail applications. Development activities for the CR Series are focused on increasing throughput speed and enhancing print quality. We also continue to develop features for the Imaggia print system, which is targeted at customers with high-volume folio production and POD applications, and has achieved its greatest success to date in the high-volume United States check printing market. Software enhancements to improve the pre-press capabilities and front-end data processing and serviceability of both the CR Series and Imaggia systems in the field are also important. In keeping with our philosophy of providing continuous improvement to the units operating at customer sites, most of the new capabilities of both the CR Series and the Imaggia can also be offered to existing customers in the field as upgrades. Because customers typically carefully consider the cost and availability of maintenance, spare parts and supplies as part of evaluating a purchase of printing equipment, we also invest our research and development efforts in what we call “cost of ownership” programs, whereby we seek to improve the lives of our consumables to lower operating costs for our customers.

We expect to continue to invest in engineering efforts, seeking further product improvements and enhancements and lower costs of ownership at an investment level in fiscal 2008 closer to that of fiscal 2007 than to that of earlier years. Our research and development expenditures were $3.4 million, $5.4 million and $5.0 million in fiscal 2007, 2006 and 2005, respectively.

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

Employees

As of September 30, 2007, we had 280 full-time and six part-time employees. Many of our employees are highly skilled, and the future success of the Company will depend, in part, on attracting and retaining such employees. We are not subject to any collective bargaining agreement and we believe our employee relations are good.

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

Executive Officers of the Registrant

The officers are elected to hold office until their successors are elected and qualified. Following are the names, positions, ages and backgrounds of our Executive Officers:

Name	Position	Age
Dieter P. Schilling	President and Chief Executive Officer	52
Gregory S. Furness	Vice President, Finance and Chief Financial Officer	53
George P. Carranza	Vice President, Sales and Marketing	51
M. H. (Bill) Kuhn	Vice President, Customer Support	66
Michael A. Pasco	Vice President, Manufacturing	50
Michael A. Wroblewski	Vice President, Engineering	48

Dieter P. Schilling was named President and Chief Executive Officer and a director in May 2006. From July 2004 to May 2006, he served as Vice President, Engineering and Manufacturing. He has served Delphax in various capacities since joining the Company in 1985: Vice President, Operations from 2000 to 2004; Vice President of Operations and Customer Service from 1989 to 2000; Vice President of Customer Service from 1986 to 1989; Director of Customer Service from April 1986 to October 1986; and Director of Field Services from 1985 to 1986. Prior to joining the Company, Mr. Schilling was a founding principal and, eventually, President of Southern California Telephone, a telecommunications interconnect company.

Gregory S. Furness joined Delphax as Vice President, Finance and Chief Financial Officer in April 2006 and served as interim chief financial officer to the Company since December 2005. Mr. Furness has more than 20 years experience as chief financial officer of both publicly-held and privately-held companies. He was Vice President, Finance and Chief Financial Officer of Vital Images, Inc., a publicly-held provider of advanced visualization and analysis software for physicians from 1997 to 2005. He was Chief Financial Officer of CAMAX Manufacturing Technologies, Inc., a privately-held provider of manufacturing software from 1987 to 1996 and of Mizar Inc., a privately-held computer hardware company from 1984 to 1987. Mr. Furness is a certified public accountant (inactive), and prior to joining Mizar Inc, he held various audit positions in public accounting at Deloitte and Touche LLP.

George P. Carranza joined Delphax as Vice President, Sales and Marketing in July 2006. Prior to joining Delphax, Mr. Carranza was Vice President of Eastern Hemisphere and Military Sales for International Truck & Engine Corp., the primary operating subsidiary of Navistar International, from 2004 to 2005. From 2003 to 2004, Mr. Carranza was Vice President and General Manager of Educational Products, Inc., a wholly owned subsidiary of Excelligence Corporation. From 2001 to 2003, Mr. Carranza was Vice President, Worldwide Sales for Vutek Corporation, a manufacturer of wide-format digital printers. Mr. Carranza held various management positions with Xerox Corporation from 1980 to 2001, including: Director of Sales and Marketing for Xerox Mexicana SA de CV in Mexico City; Beijing Region General Manager for Xerox (China) Limited, in Beijing, China; and General Manager of the Office Products Unit of Xerox North American Solutions Group.

M. H. (Bill) Kuhn joined Delphax as Vice President, Customer Support in November 2000. Mr. Kuhn’s previous experience in management and customer support, largely focused on the capital goods market, spans over 30 years. From 1997 to 2000, Mr. Kuhn was Vice President, Global Customer Support for Grove Worldwide. Earlier in his career, Mr. Kuhn held roles of increasing responsibility with Hogue Equipment from 1986 to 1996, A. K. Equipment from 1980 to 1986 and Caterpillar from 1969 to 1980.

Michael A. Pasco, employed by Delphax since 1983, was named Vice President, Manufacturing in August 2006. He held the positions of: Director, Printer Systems Manufacturing and Manufacturing Engineering from 2005 to 2006; Manager of Manufacturing Engineering and Test Engineering from 1998 to 2005; Manager of Manufacturing Engineering and Product Services from 1995 to 1998; Manager of Supplier Quality Assurance from 1990 to 1995; and various supporting roles from 1983 to 1990.

Michael A. Wroblewski joined Delphax as Vice President, Engineering in May 2007. Mr. Wroblewski has more than 20 years experience in high technology development environments, technically directing new engineering developments and product launches. Prior to joining Delphax, he held the position of Senior Program Manager DTV Development for Advanced Micro Devices from 2005 to 2007. Earlier in his career, Mr. Wroblewski held the positions of: CTO and Director of Business Development for Spacebridge Semiconductors from 2001 to 2004; Manager, Development Wireless DSL for Nortel Networks from 2000 to 2001; Manager, Millimetre Products, for Communications & Power Industries from 1995 to 1999; and various roles of increasing responsibility for Canadian Marconi Company from 1981 to 1995.

Item 1A. Risk Factors.

We operate in a rapidly changing and competitive economic and technological environment which presents a number of risks, many driven by factors we can neither control nor predict. The following list describes several risk factors that should be considered carefully, together with the information included elsewhere in this Annual Report on Form 10-K and other documents filed with the SEC in connection with any evaluation of our business, financial condition, results of operations, prospects or an investment in our Common Stock.

Risks Related to Product Acceptance and Operations

Market acceptance. Our business depends on our ability to sell maintenance, spare parts and supplies to users of our printing equipment, and to sell new printing equipment to generate new sales of maintenance, spare parts and supplies. To date, only a limited number of CR Series presses have been sold and no new Imaggia systems were sold in fiscal 2006 or 2007. There can be no assurance that these presses can be sold in meaningful numbers in the future. In addition, some of our printing systems have been installed for many years. As these older systems age and technology changes, users are decreasing the volume of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers. If we are unable to sell a sufficient number of new printing systems, principally the CR Series and the Imaggia, to generate enough spare parts and supplies revenue to offset this decline, our total net sales will continue to decline.

Reliance on major customers. In fiscal 2007, we had two significant customers, Harland Clarke and RR Donnelley, which individually accounted for 33% and 21% of net sales, respectively. This compares with 30% and 19% in fiscal 2006 and 27% and 18% in fiscal 2005, respectively. Net sales from these two customers have been significant to total net sales. The loss of, or a significant decrease in net sales to, either of these customers would have a material adverse effect on the Company’s financial condition and results of operation. Our largest customer, Harland, was acquired in May 2007. While there can be no certainty concerning actions planned or under consideration by the acquirer, considering the very significant investment Harland has made in Delphax equipment and the multi-year maintenance agreement with Harland currently in effect through December 31, 2008, we expect the acquisition will have no significant impact on our business in the near term. For the long-term, it is unclear what impact, if any, the acquisition will have on us. The effect could be positive (purchase of additional products and services from us), negative (reduced or discontinued use of our equipment currently in service) or no change (business as usual).

Dependence on market growth. The digital printing industry in which we market our products is still developing and its growth is dependent on converting to digital printing applications that today are satisfied by traditional offset printing. While the traditional offset printing market is flat or declining, over the last five years, the digital printing market has grown at a compound annual growth rate of over 20%. There can be no assurance that the market growth for digital printing will continue.

Highly competitive industry. We face intense competition in the digital printing market. We expect technology to continue to develop rapidly, and our success will depend to a large extent on our ability to maintain a competitive position with our products. Our competitors in the digital printing market are principally large, established manufacturers of digital printing equipment, such as Heidelberg, Hitachi, Kodak, Nipson, Océ, Ricoh/IBM and Xerox. Companies such as Océ N.V., Ricoh/IBM and Xerox Corporation typically offer their own financing packages as part of their digital printing equipment offering.

In addition to having a competitive advantage in marketing financing packages as part of their digital printing equipment offering, our competitors have significantly greater capital and staffing resources for research and development, more recognizable brand names, and more well-established marketing and distribution networks. Although price has been less significant than other factors, increasing competition may result in price reductions and reduced gross margins.

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

Risks Related to Working Capital and Stock Listing

Requirements for availability of working capital. We depend on our revolving credit facilities for working capital. The lenders have a security interest in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on: (i) maintaining a borrowing base of eligible accounts receivable and eligible inventory and (ii) complying with financial covenants concerning minimum net income, debt service coverage and availability, and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base or comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.

Notice from NASDAQ as to continued eligibility for NASDAQ listing. In October 2007 we received notice from NASDAQ that our Common Stock does not comply with NASDAQ rules for continued listing as a result of the bid price for our Common Stock being below $1.00 per share for 30 consecutive business days. We can regain compliance if the bid price closes at $1.00 per share or higher for at least ten consecutive business days prior to April 28, 2008, although NASDAQ may, in its discretion, require compliance for a longer period (generally no more than 20 consecutive business days) to demonstrate the ability to maintain long-term compliance. The deadline for compliance might be extended in certain circumstances. If the Company’s stock does not comply with NASDAQ rules for continued listing, it will be delisted from the NASDAQ Stock Market, and would likely trade on the OTC Bulletin Board. Such a change would reduce the liquidity of the Company’s Common Stock.

Risks Related to Foreign Operations and Currencies

Substantial sales in foreign markets. Delphax has foreign subsidiaries in Canada, the United Kingdom and France, and systems using Delphax EBI technology have been placed in more than 50 countries. We generate approximately 20% to 30% of our net sales from outside North America. The ability to sell products in foreign markets may be affected by changes in economic, political or market conditions in those foreign markets that are outside the Company’s control.

The Company’s net investment in its foreign subsidiaries, translated into U.S. dollars at the closing exchange rates, was a deficit of $3.0 million at September 30, 2007, compared with a deficit of $0.7 million at September 30, 2006 as a result of accumulated subsidiary losses.

Substantial costs in Canadian dollars. We estimate that approximately 40% of our costs in any period (principally payroll and inventory acquisition costs) are paid in Canadian dollars. Substantially all of our manufacturing operations and our research and development activities are conducted by our Canadian subsidiary, which, unlike our other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the U.S. dollar has declined, higher manufacturing costs and higher operating expenses are incurred in U.S. dollars for the same expenditures on a local currency basis. The recent declines in the U.S. dollar relative to the Canadian dollar have increased our operating costs. Based on current operating levels and prevailing exchange rates, USD1.00 to CDN1.00 at September 30, 2007, a hypothetical 10% weakening of the U.S. dollar against the Canadian dollar, would increase our costs approximately $1.5 million to $2.0 million per year.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate offices are located at 6100 West 110th Street, Bloomington, MN 55438-2664. We occupy a 45,000 square foot building under 10-year lease expiring in 2016. Rent under the lease was approximately $157,000 the first year, stepping up to approximately $326,000 in the second year, then increasing gradually to approximately $472,000 in the tenth year. In addition, we are obligated to pay as additional rent the related operating expenses of the landlord. Under the lease agreement, we have the one-time right to terminate the lease after eight years, subject to six months notice and a cancellation fee. We also have the option to extend the lease for up to two additional periods of three years per period with 180 days advance notice before the beginning of each additional three-year period.

Our Canadian subsidiary has operations in two leased facilities in Mississauga, Ontario, one on Timberlea Boulevard and the other on Tomken Road, totaling approximately 203,000 square feet of office and manufacturing space. In September 2005, we renewed our lease agreement for the approximately 179,000 square-foot Timberlea Boulevard facility for a five-year term, effective December 1, 2006 through November 30, 2011. Annual rents under the agreement increase ratably over the five-year term, from CDN$1.0 million per annum in the first year of the lease (approximately $1.0 million at the September 30, 2007 exchange rate), to CDN$1.1 million per annum in the fifth year of the lease (approximately $1.1 million at the September 30, 2007 exchange rate). A sublease on a portion of this facility was renewed effective January 1, 2006 for a fourteen-month period ending February 29, 2008, and extended through February 2009 on October 19, 2007, at an annual rent of CDN$181,000 (approximately $181,000 at the September 30, 2007 exchange rate). Also in September 2005, we entered into a five-year renewal lease agreement for the Tomken Road facility where we occupy approximately 24,000 square feet. Rent under the lease is CDN$132,000 per year (approximately $132,000 at the September 30, 2007 exchange rate). The agreement grants one three-year renewal option. We are obligated to pay as additional rent the related operating expenses of the landlords on both leases.

Our subsidiary in the United Kingdom leases office space under a lease agreement expiring in 2012, with annual lease payments subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. The annual lease payment for this facility is £141,000 (approximately $283,000 at the September 30, 2007 exchange rate). We are obligated to pay as additional rent the related operating expenses of the landlord. In fiscal 2007, we subleased a portion of space to the end of the 2012 term, granting an eleven-month zero-rent period under the sublease and incurring certain costs to prepare the space for occupation of the tenant, for a total expense of approximately $140,000. We expect to incur no net cost in future years related to the subleased space.

We lease smaller office premises for our subsidiary in France at an annual lease rate of €51,000 (approximately $72,000 at the September 30, 2007 exchange rate). This lease expires in 2014. We are obligated to pay as additional rent the related operating expenses of the landlord.

We believe that our current arrangements for facilities are adequate to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

The Company is not involved in any significant legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

We submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently traded on the NASDAQ Capital Market under the symbol “DLPX.” The following table shows the range of high and low closing prices per share as reported by NASDAQ for the quarters of fiscal 2007 and 2006. The NASDAQ bid quotations represent inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	High	Low
Year ended September 30, 2007
First quarter	$1.570	$0.950
Second quarter	1.480	0.970
Third quarter	2.360	0.910
Fourth quarter	1.250	0.770

Year ended September 30, 2006
First quarter	$3.190	$2.040
Second quarter	3.320	2.510
Third quarter	3.660	2.610
Fourth quarter	2.940	1.300

On October 29, 2007, we received a Staff Deficiency Letter from NASDAQ, indicating that the minimum bid price of our Common Stock had fallen below $1.00 per share for 30 consecutive business days and that Delphax was therefore not in compliance with Marketplace Rule 4310(c)(4). We have 180 days from that date, or until April 28, 2008, to regain compliance. If we do not regain compliance by April 28, 2008, or during any additional compliance period that may be available to us, NASDAQ will notify us that our securities will be delisted. At that time, we would be able to appeal the delisting determination to a NASDAQ Listing Qualifications Panel.

Holders

As of December 20, 2007, we had 291 holders of Common Stock of record.

Registrar and Transfer Agent

The registrar and transfer agent for our Common Stock is Wells Fargo Bank N.A., Shareowner Services, 161 N. Concorde Exchange, South St. Paul, MN 55075, telephone: (800) 468-9716.

Dividends

The holders of Common Stock are entitled to receive dividends when and as declared by our Board of Directors. Since its inception, the Company has not paid any dividends and we do not anticipate paying any dividends in the foreseeable future. Our lending agreements prohibit the payment of cash dividends.

Stock Performance

The graph below sets forth a comparison of the cumulative shareholder return of our Common Stock over the last five fiscal years with the cumulative total return over the same periods for: (i) the Total Return Index for the NASDAQ Stock Market, and (ii) the Standard Industry Code (SIC) Printing Trades Machinery and Equipment Index, assuming a $100 investment on September 30, 2002 and reinvestment of all dividends, if any.

Equity Compensation Plan Information

For information relating to securities authorized for issuance under equity compensation plans, see Part III, Item 12.

Item 6. Selected Financial Data.

	Year Ended September 30,
	2007	2006		2005	2004	2003
	(In thousands, except per share amounts)
Statements of Operations Data:

Net sales	$44,579	$48,726		$51,627	$53,622	$57,979
Net (loss) income	(788)	(9,621	)(1)	306	(389)	(1,834)
(Loss) earnings per share:
Basic	(0.12)	(1.51	)(1)	0.05	(0.06)	(0.30)
Diluted	(0.12)	(1.51	)(1)	0.05	(0.06)	(0.30)

Weighted average number of shares outstanding during the period	6,461	6,386		6,314	6,238	6,189

Weighted average number of shares and equivalents outstanding during the period, assuming dilution	6,461	6,386		6,359	6,238	6,189

Consolidated Balance Sheets Data:

Working capital (2)	$16,019	$13,601		$21,556	$22,031	$11,393
Total assets	25,596	26,216		30,400	35,492	37,072
Long-term liabilities (2)	9,223	8,056		6,063	7,917	648
Shareholders’ equity	9,660	7,836		17,072	16,521	14,820

(1)

The net loss in fiscal 2006 was primarily the result of lower net sales, lower gross margin, including higher manufacturing variances and inventory valuation costs associated with mature products, and higher operating expenses including a $2.5 million charge for restructuring. See Note 7 to the Consolidated Financial Statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(2)

Working capital and long-term liabilities have varied year-to-year primarily based on the maturity of the long-term debt. As of September 30, 2003, the bank credit facilities were entirely current. As of September 30, 2007, our debt, which was refinanced during fiscal 2007, was substantially long-term.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operation should be read together with the other financial information and Consolidated Financial Statements included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, and elsewhere in this report.

Executive Summary

Delphax Technologies Inc. (the Company, also referred to as “we”, “us” and “our”) significantly improved its financial performance in fiscal 2007 compared with fiscal 2006. Fiscal 2007 was our first full year of operation under the leadership of the senior management team put in place in fiscal 2006. During fiscal 2006, we promoted a new chief executive officer and a new vice president of manufacturing, hired a new chief financial officer and a new vice president of sales and marketing, and added the director of human resources to the senior management team. In fiscal 2007, we completed our senior management team, hiring a new vice president of engineering. During fiscal 2006, we also began channeling our marketing and sales efforts to a more focused group of target markets and in fiscal 2007, hired additional sales managers, experienced in sales of print equipment. As a result of all these changes, we significantly improved our financial performance in fiscal 2007 compared with fiscal 2006, but not as quickly as we had hoped.

Sales of maintenance, spares and supplies were 95% of our sales in fiscal 2007, and were 3% lower than in fiscal 2006. Equipment sales were about 5% of our fiscal 2007 sales and were 57% lower than in fiscal 2006. By restructuring in fiscal 2006, we significantly reduced our operating expenses from $19.2 million in fiscal 2006 to $12.1 million in fiscal 2007, which allowed us to improve our gross margin by five percentage points and to post an operating income of $621,000 in fiscal 2007, compared with an operating loss of $7.8 million in fiscal 2006. Our net loss in fiscal 2007 was $788,000, after net interest expense and the effect of foreign currency transactions, compared with a net loss of $9.6 million in fiscal 2006, which included $2.5 million of restructuring costs.

During fiscal 2007, we refinanced our bank debt, replacing senior credit facilities of $12.5 million expiring in 2008 with senior credit facilities of $13.0 million expiring in 2011. We also refinanced our 7% subordinated note, prepaying $3.0 million due in February 2008 with proceeds from issuance of a $7.0 million 12% secured subordinated note due in 2012. Our balance sheet reflected the impact of our refinancing effort. Other non-current assets for financing costs increased and will be amortized over the terms of the debt and increasing additional paid-in capital by the relative fair value of the warrants issued in conjunction with the secured subordinated note. In addition, with a portion of the proceeds from the refinancing, we paid-down our accounts payable, reducing the average days outstanding of our payables. Inventory decreased between September 30, 2006 and 2007 primarily due to inventory valuation adjustments and the sale of inventory without replenishment

Beginning with the acquisition of the Delphax Business in fiscal 2002, a large majority of our net sales has been from service-related activities such as the sale of spare parts and supplies and on-site maintenance for printing systems we sold in prior years. Going forward, our plan is to increase our equipment sales revenue over time at a higher percentage rate than for service-related revenue. Accordingly, we expect service-related revenue to be a significant, but declining, percentage of our total net sales over time.

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

In December 2001, we acquired the Delphax Business. The acquisition was significant in that it provided us ownership and control of the patented EBI technology for the print engines used in our products and the OEM customer portfolio served by the Delphax Business. Shortly after the acquisition, we changed our name to Delphax Technologies Inc.

We operate and manage our business as a single business segment—the manufacture and marketing of advanced digital print production systems. We market our products and services through a direct sales force in the United States and a combination of a direct sales force and third party resellers and distributors in international markets. Our Common Stock is currently traded on the NASDAQ Capital Market under the symbol “DLPX.”

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

Revenue Recognition

Revenue on printing equipment sales is recognized upon customer acceptance and transfer of risk of loss. Revenue for printing equipment sales is not recognized when the contract includes a right of return until after the expiration of the right. Discounts, credits and other sales incentive arrangements offered to our customers are accounted for as reductions to revenue at the point the revenue is recognized. Revenue for post-shipment obligations, such as training and installation, considered perfunctory as defined under Staff Accounting Bulletin No. 104, Revenue Recognition, is deferred and recognized as the services are performed. Revenue for sales of multiple deliverables (equipment and services) is determined based on the relative fair value of the deliverables in accordance with Emerging Issues Task Force Issue (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. For spare parts and supplies stored at customer sites, we recognize revenue when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent, as primary obligor to the manufacturer, we record revenue for pre-press or finishing equipment manufactured by others on a gross basis. Freight revenue billed to customers is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as costs of sales. Sales taxes collected from customers are excluded from revenue.

Product Warranties

We provide a limited warranty on our digital presses, certain licensed software and on proprietary spare parts and supplies at the time of shipment based on historical rates and trends and make subsequent adjustments to our estimates as actual claims become known or the amounts are determinable. Our standard equipment warranty commences with installation and extends for a period of 90 days thereafter, except in Europe where it is generally one year from product shipment date. Similarly, on proprietary spare parts and supplies, our warranty is for 90 days from product shipment date. For certain licensed software, we warrant substantial conformance to documented specifications. Warranty reserves are reviewed quarterly and adjustments are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. While we believe that the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable could differ materially from what will actually transpire in the future.

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

Expected stock price volatility was determined based on the daily stock price for Delphax Common Stock beginning March 1, 2002, the earliest trading day for which information is available on NASDAQ subsequent to the acquisition of the Delphax Business, which substantially changed the size and complexity of our business. We believe the volatility during this period represents the volatility for the expected life of the options. The risk-free interest rate assumption was determined based upon United States Treasury Strips with a term that approximates the expected life of the option. For the expected life of the options, we have applied the simplified method allowed under Staff Accounting Bulletin, Topic 14.D.2. SFAS 123(R) requires forfeitures to be estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.

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

Income Taxes

In determining the carrying value of our net deferred tax assets, we assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. We have fully reserved our net deferred tax assets, totaling $7.4 million and $6.1 million as of September 30, 2007 and 2006, respectively, recognizing that the Company has incurred income tax losses in four of the last five fiscal years and has no assurance that future years will be profitable. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in the statements of operations. We evaluate the realizability of the deferred tax assets and assess the valuation allowance quarterly.

Results of Operation

The following table sets forth our Statements of Operations as a percentage of net sales and should be read in connection with the Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Year Ended September 30,
	2007	2006	2005
Sales:
Maintenance, spares and supplies	94.9%	89.3%	90.6%
Printing equipment	5.1	10.7	9.4

NET SALES	100.0	100.0	100.0
Cost of sales	71.4	76.6	66.4

GROSS PROFIT	28.6	23.4	33.6
Operating Expenses:
Selling, general and administrative	19.7	23.2	20.5
Research and development	7.5	11.1	9.7
Restructuring costs	0.0	5.1	0.0

OPERATING EXPENSES	27.2	39.4	30.2

INCOME (LOSS) FROM OPERATIONS	1.4	(16.0)	3.4
Interest expense	3.4	2.7	2.4
Interest income	(0.1)	(0.1)	(0.0)
Early extinguishment of debt	0.5	0.0	0.0
Realized exchange (gain) loss	(0.2)	0.8	0.6
Unrealized exchange (gain) loss	(0.4)	(0.2)	0.1

(LOSS) INCOME BEFORE INCOME TAXES	(1.8)	(19.2)	0.3
Income tax expense (benefit)	0.0	0.5	(0.3)

NET (LOSS) INCOME	(1.8)%	(19.7)%	0.6%

Net Sales. Our net sales derive from: (i) maintenance, spare parts and supplies, and (ii) digital printing equipment. For fiscal 2007, 2006 and 2005, net sales from maintenance, spare parts and supplies were $42.3 million, $43.5 million and $46.8 million, respectively. The year-to-year decreases in net sales from maintenance, spare parts and supplies of 3% in fiscal 2007 compared with fiscal 2006 and 7% in fiscal 2006 compared with fiscal 2005, were primarily due to lower maintenance, spare parts and supplies revenue from our legacy equipment products, only partially offset by maintenance, spare parts and supplies revenue from our newer equipment (the CR Series and Imaggia systems). Some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing the volume of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers.

Net sales of digital printing equipment decreased 57% in fiscal 2007 compared with fiscal 2006 and increased 7% in fiscal 2006 compared with fiscal 2005. In general, we attribute relatively low equipment net sales levels in all years—net sales in the range of $2.3 million to $5.2 million—to the vacancy we had in our senior sales and marketing leadership throughout most of fiscal 2005 and fiscal 2006 and slower than expected sales results from growing and developing the sales force in the latter part of fiscal 2006 and fiscal 2007. Equipment sales in all product categories were lower in fiscal 2007 than in fiscal 2006. In fiscal 2007, we sold one CR Series system and no Imaggia systems or upgrades to installed Imaggia systems, compared with four CR Series systems and Imaggia system upgrades in fiscal 2006. Unit-sales for the CR Series system were four systems in each of fiscal 2006 and 2005. The modest increase in equipment sales in fiscal 2006 compared with fiscal 2005 was due to higher sales of legacy products partially offset by lower Imaggia sales. In fiscal 2006, we sold up-grades for installed Imaggia systems, but no complete systems, compared with the sale of one Imaggia system in fiscal 2005.

Gross Margin. The Company’s gross margin percentage in fiscal 2007 was 29%, compared with 23% and 34% in fiscal 2006 and 2005, respectively.

These gross margin percentages were affected by the following factors:

•

Product mix. The proportion of total net sales derived from sales of maintenance, spare parts and supplies was greater in fiscal 2007 than in fiscal 2006 and lower in fiscal 2006 than in fiscal 2005. Gross margins on the consumables, spare parts and supplies used to support our installed base of equipment tend to be higher than the margins derived from equipment sales.

•

Unabsorbed overhead and obsolescence costs. We incurred significant unabsorbed overhead and obsolescence costs in all three years of $3.0 million, $6.1 million and $3.5 million in fiscal 2007, 2006 and 2005, respectively. Unabsorbed overhead costs during this period resulted from reduced inventory build levels needed to bring inventory levels in line with sales demand. In addition, inventory obsolescence costs in fiscal 2006 were higher than in previous years due to continued low sales volumes, and changes in product demand forecasts and product configuration decisions made by our new senior management team.

In general, the labor, travel and miscellaneous support cost related to our maintenance contracts have been managed in line with net sales, which have declined over the three-year period, at approximately 25%, 23% and 23% of net sales in fiscal 2007, 2006 and 2005, respectively. In addition, the portion of legacy sales not requiring support is beginning to decline faster than legacy sales that require support. If this trend continues, the cost of labor, travel and miscellaneous support as a percentage of net sales will increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in fiscal 2007, 2006 and 2005 were $8.8 million, $11.3 million and $10.6 million, or 20%, 23% and 21% of net sales, respectively. The $2.5 million decrease in selling, general and administrative expenses in fiscal 2007, compared with fiscal 2006, was primarily due to $0.7 million in severance paid to our former chief executive officer in fiscal 2006, a $569,000 reduction in trade show costs, and savings resulting from the fiscal 2006 restructuring. The $0.8 million increase in selling general and administrative expenses in fiscal 2006 compared with fiscal 2005 was primarily the result of the $0.7 million severance paid to our former chief executive officer and the $0.1 million cost of expensing stock options in fiscal 2006. The Company did not expense stock options prior to fiscal 2006. In addition, tradeshow expense was $0.4 million higher and bad debt expenses were higher by $0.4 million in fiscal 2006 than in fiscal 2005. These increases were off-set by a $0.8 million decrease in fiscal 2006 in commissions to a third-party distributor.

Research and Development Expenses. Research and development expenses in fiscal 2007, 2006 and 2005 were $3.4 million, $5.4 million and $5.0 million, or 8%, 11% and 10% of net sales, respectively. The $2.0 million decrease in research and development expenses in fiscal 2007, compared with fiscal 2006, was due to a significantly lower average headcount as a result of the fiscal 2006 restructuring, partially offset by a stronger Canadian dollar, in which research and development compensation is paid. Since the restructuring, we continue to invest in product development and enhancements on a more focused set of product offerings. The $0.4 million increase in research and development costs in fiscal 2006, compared with fiscal 2005, was the result of higher average headcount and a stronger Canadian dollar, and therefore higher compensation costs, in fiscal 2006 than in fiscal 2005. The Canadian dollar has significantly strengthened against the U.S. dollar, our functional currency, both in fiscal 2007 compared with fiscal 2006, and in fiscal 2006 compared with fiscal 2005.

Restructuring Initiatives. No restructuring costs or recoveries were incurred in fiscal 2007. In June and September 2006, we incurred restructuring costs as a result of our reduction in worldwide workforce, with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits. We accounted for the restructuring in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. By taking this action, we lowered annual operating expenses by over $3.0 million, focusing our resources on a more strategically targeted market. As of September 30, 2007, the severance benefits liability that is included in accrued compensation expense on the balance sheet was approximately $67,000. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008. See Note 7 to the Consolidated Financial Statements.

Interest Expense. Interest expense in fiscal 2007 was $1.5 million, compared with $1.3 million in fiscal 2006 and fiscal 2005. Weighted average bank debt outstanding during fiscal 2007 was lower than in fiscal 2006, primarily due to cash conservation measures in place over the period in which we completed the refinancing of our debt. However, the prime interest rate was higher in fiscal 2007 than in fiscal 2006. In addition the interest rate applicable to our convertible subordinated debt increased from 7% to 12% approximately mid-year. Although the prime interest rate was higher in fiscal 2006 than in fiscal 2005, weighted average bank debt outstanding was virtually flat between years. In fiscal 2007, 2006 and 2005, interest expense included $493,000, $531,000 and $559,000, respectively, of non-cash interest on subordinated debt, comprised of amortization of original issue discount and interest paid in the form of newly issued shares of our Common Stock.

As of September 30, 2007, 2006 and 2005, our effective interest rate on outstanding bank debt was approximately 11.4%, 13.1% and 11.8%, respectively. The weighted average effective interest rate on all debt was 18.1%, 15.2% and 16.1% as of September 30, 2007, 2006 and 2005, respectively. See Liquidity and Capital Resources and Note 5 to the Consolidated Financial Statements for more details on our debt.

Early Extinguishment of Debt. As a result of refinancing our debt in fiscal 2007, we incurred approximately $150,000 for early extinguishment of debt upon prepayment of our 7% convertible subordinated debt.

Foreign Exchange Gains and Losses. We incur realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected on the Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated, respectively, gains or losses recognized as the result of transactions between entities with different functional currencies. The net transactional exchange gain for fiscal 2007 was $219,000, compared with net losses in fiscal 2006 and 2005 of $323,000 and $353,000, respectively. We experiences translational foreign currency gains and losses, which are reflected on the Statements of Shareholders’ Equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of the foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. We anticipate continued transactional and translational foreign exchange gains or losses from foreign operations in the future, although strategies to reduce the magnitude of the gains or losses will be reviewed and implemented whenever economical and practical.

Income Taxes. For fiscal 2007, we recorded no income tax expense as a result of loss carryforwards. For fiscal 2006, we recorded an income tax expense of $258,000 as a result of foreign sourced income. For fiscal 2005, we recorded an income tax benefit of $156,000, comprised of a $237,000 income tax credit against future income taxes in France, refundable after five years if not utilized, offset by applicable minimum taxes. We have fully reserved our net deferred tax assets, totaling $7.4 million and $6.1 million as of September 30, 2007 and 2006, respectively, recognizing that the Company has incurred income tax losses in four of the last five fiscal years and there is no assurance that future years will be profitable.

Net (Loss) Income. Our net loss in fiscal 2007 was $788,000, or $0.12 per share, compared with $9.6 million in fiscal 2006, or $1.51 per share, compared with net income of $306,000, or $0.05 per share in fiscal 2005. The significant reduction in net loss in fiscal 2007 compared with fiscal 2006 was primarily due to the absence of restructuring costs in fiscal 2007 and the benefits derived in fiscal 2007 from the fiscal 2006 restructuring. In addition, we earned a higher gross margin on lower sales levels in fiscal 2007, due in part to lower manufacturing variances and inventory valuation cost in the current versus previous fiscal year. The significant net loss in fiscal 2006, compared with the modest profit in fiscal 2005, was primarily the result of lower net sales, lower gross margin, including higher manufacturing variances and inventory valuation costs associated with mature products, and higher operating expenses, including a $2.5 million charge for restructuring.

Liquidity and Capital Resources

In September 2007, we refinanced our outstanding debt, replacing our senior credit facilities expiring in October 2007 with senior credit facilities expiring in 2011 and issuing a $7.0 million, 12% secured subordinated note (the Note), accompanied by warrants to purchase Common Stock. The senior debt and the Note are secured by substantially all of our assets. Proceeds were first used to repay the debt outstanding with the previous senior lender and the $3.0 million in convertible subordinated notes, with the remainder available for general corporate purposes. The senior debt matures on September 10, 2011 and bears interest at prime plus one-half of one percent. The Note matures on September 10, 2012 and bears interest at a fixed rate of 12% per annum, of which 3% may at our option be paid in shares of Common Stock. See Note 5 to the Consolidated Financial Statements.

Our ability to borrow under the senior credit facilities depends on: (i) maintaining a borrowing base of eligible accounts receivable and eligible inventory and (ii) complying with financial covenants concerning minimum net income, debt service coverage and availability, and maximum capital expenditures. In addition, under the terms of the Note, the total amount of the senior debt we may incur is based upon maintaining a borrowing base of eligible accounts receivable and the net book value of our inventory. If the Company is unable to generate a sufficient borrowing base and comply with the financial covenants and other requirements of the credit facilities and the Note, it will limit or prevent borrowing under the credit facility and could have a serious adverse effect on the Company. As of September 30, 2007, we were in compliance with the terms of the credit and the securities purchase agreements. In December 2007, we agreed with our lenders to amend the senior credit agreements to establish new financial covenants for fiscal 2008 - minimum operating performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. In addition, the interest rate on our revolving loans was increased, from prime plus one-half of one percent, to prime plus one percent. Debt, excluding capital leases, totaled approximately $9.3 million and $8.1 million as of September 30, 2007 and 2006, respectively, as detailed below:

	September 30, 2007		September 30, 2006
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$653	$—	$642	$—
Revolving loans, with limits of $13.0 million and $12.5 million as of September 30, 2007 and 2006, respectively	3,494	5,939	4,958	3,193
Lines of credit:
United Kingdom	—	—	—	187
France	70	70	—	63

Total bank credit facilities	4,217	6,009	5,600	3,443
Subordinated notes:
12% secured note, $7.0 million issued at a discount of $1.9 million amortized over the five-year term of the loan	5,091	—	—	—
7% convertible note, $3.0 million issued at a discount of $1.4 million amortized over the four-year term of the loan	—	—	2,499	—

Total debt, excluding capital leases	$9,308	$6,009	$8,099	$3,443

At September 30, 2007, we had credit available under the senior credit facilities of $5.9 million more than the debt outstanding as of that date. We believe but cannot assure that funds sufficient to meet our operating needs through fiscal 2008 will be available to us under our amended credit arrangements.

Cash and cash equivalents decreased modestly from $582,000 as of September 30, 2006 to $549,000 as of September 30, 2007. Accounts receivable increased from $6.3 million at September 30, 2006, to $7.2 million at September 30, 2007, primarily due to the timing of payment from our largest customer, partially offset by lower sales in the fourth quarter of fiscal 2007 compared with the fourth quarter of fiscal 2006. Inventory levels decreased by $2.2 million in fiscal 2007, to $13.7 million at September 30, 2007, from $16.0 million at September 30, 2006. Approximately $1.0 million of the decrease was related to sale of finished goods without replenishment. In addition, in fiscal 2007, we recognized an inventory valuation adjustment of approximately $1.7 million primarily related to component parts held in North America to supporting the world-wide installed base of legacy products. Other non-current assets increased from $453,000 as of September 30, 2006 to $1.5 million primarily due to capitalization of financing costs associated with the refinance of both our bank credit facilities and our subordinated debt.

Liabilities decreased by $2.4 million between September 30, 2006 and September 30, 2007. Bank debt balances decreased by $1.4 million, from $5.6 million at the beginning of the year to $4.2 million at the end of the year. Subordinated debt net of unamortized original issue discount increased from $2.5 million as of September 30, 2006 to $5.1 million as of September 30, 2007. On the basis of the obligation at maturity, subordinated debt increased from $3.0 million to $7.0 million between periods. Accounts payable decreased by $1.4 million during the same period, primarily due to use of a portion of the proceeds from refinancing our debt to pay-down our accounts payable and reduce the average days outstanding of our payables. Accrued compensation also decreased by $2.2 million between fiscal year-ends, primarily related to accrued severance benefits of $2.4 million as of September 30, 2006 associated with the restructuring, only $67,000 of which had not been disbursed as of September 30, 2007. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008.

Contractual Obligations and Commercial Commitments

We are obligated to make future payments under various contracts. The following table summarizes the contractual cash obligations of the Company as of September 30, 2007:

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

	(In thousands)
Bank debt	4,217	$201	$261	$3,755	$—
Subordinated notes	7,000	—	—	7,000	—
Operating leases	10,802	2,044	4,005	2,680	2,073
Capital leases	179	47	94	38	—

	$22,198	$2,292	$4,360	$13,473	$2,073

See Notes 5, 6 and 8 to the Consolidated Financial Statements for additional information regarding these obligations.

During fiscal 2006, we acquired by capital lease or purchase approximately $423,000 of equipment and fixtures, comprised primarily of telecommunications and leasehold improvements to the new corporate headquarters. We made no significant capital investments in fiscal 2007. At September 30, 2007, we had no material commitments for capital expenditures. However, in the first quarter of fiscal 2008, we committed to capital expenditures totaling approximately $590,000 for computer and communication equipment.

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes (FIN 48)

In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109 and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in a company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings as the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. We have adopted FIN 48 effective October 1, 2007. Based on our current analysis, we do not believe that adoption will have a significant effect on our consolidated financial statements.

However, utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations as provided by Section 382 of the

Internal Revenue Code of 1986 (Section 382), as well as similar state provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

The Company has engaged in recent capital-raising transactions, which when combined with activity from existing shareholders, may have resulted in a change of control as defined by Section 382. We are currently in the process of assessing the impact of those transactions and what limitations, if any, we may be subject to under Section 382. Until our assessment is complete, no amounts are being presented as uncertain tax positions under FIN 48.

Accounting Changes and Error Corrections (SFAS154)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. SFAS 154 was effective on October 1, 2006 and had no effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009, and interim periods within those fiscal years. We have not yet determined the effect adoption of SFAS 157 will have on our consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R), (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 was effective for fiscal years ending after December 15, 2006, our fiscal 2007. Adoption of SFAS 158 did not have a significant effect on our consolidated financial statements for fiscal 2007.

The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009. We have not yet determined the effect the adoption of SFAS 159 will have on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. Adoption of SAB 108 did not have a significant effect on our consolidated financial statements for fiscal 2007.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Substantially all of our senior debt and the associated interest expense are sensitive to changes in interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $54,000, $55,000 and $62,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

Interest on the secured subordinated note is at a fixed rate of 12%, of which 3% may at our option be paid in Common Stock. If paid in Common Stock, the number of shares is determined by dividing the monetary value of the accrued interest by the average closing price of our Common Stock for the 20 trading days ending on the trading date prior to the determination date. Accordingly, interest expense related to our secured subordinated debt is not subject to interest rate risk. However, if we opt to pay 3% of the interest in Common Stock, the number of shares issued will vary from quarter to quarter.

Foreign Currencies

We estimate that approximately 40% of our costs in any period (principally payroll and inventory acquisition costs) are paid in Canadian dollars. Substantially all of our manufacturing operations and our research and development activities are conducted by our Canadian subsidiary, which, unlike our other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the U.S. dollar has declined, higher manufacturing costs and higher operating expenses are incurred in U.S. dollars for the same expenditures on a local currency basis. The recent declines in the U.S. dollar relative to the Canadian dollar have increased our operating costs. Based on current operating levels and prevailing exchange rates, USD1.00 to CDN1.00 at September 30, 2007, a hypothetical 10% weakening of the U.S. dollar against the Canadian dollar, would increase our costs approximately $1.5 million to $2.0 million per year. During the past three fiscal years, we have not entered into foreign exchange contracts as a hedge against specific foreign currency receivables, but could do so in the future.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We have included the information required by this item regarding our directors in the sections entitled “Election of Directors” and “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission in January 2008. We have included the information required by this item regarding our executive officers in Item 1, Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation.

We have included the information required by this item in the section entitled “Executive Compensation” in our Proxy Statement, to be filed with the Securities and Exchange Commission in January 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have included the information required by this item in the section entitled “Security Ownership of Principal Shareholders and Management” included in our Proxy Statement, to be filed with the Securities and Exchange Commission in January 2008.

Item 13. Certain Relationships and Related Transactions.

We have included the information required by this item in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement, to be filed with the Securities and Exchange Commission in January 2008.

Item 14. Principal Accountant Fees and Services.

We have included the information required by this item in the section entitled “Approval of Independent Auditors” in our Proxy Statement, to be filed with the Securities and Exchange Commission in January 2008.

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

Exhibits

Number	Description	Page or Incorporated by Reference from
3.1	Restated Articles of Incorporation	Exhibit 3.1 to Form 10-K for the fiscal year ended September 30, 2002

3.2	Amended Bylaws	Exhibit 3.2 to Form 8-K dated March 22, 2007

4.1	Specimen of the Company's Common Stock Certificate	Exhibit 4.1 to Form 10-K for the fiscal year ended September 30, 2002

10.1.1	Lease for Offices in Crawley, England	Exhibit 10.9 to Form 10-K for the eight months ended September 30, 1985

10.1.2	Timberlea Boulevard Lease for Facility in Mississauga, Ontario	Exhibit 10.1 to Form 8-K dated September 15, 2005

10.1.3	Tomken Road Lease for Facility in Mississauga, Ontario	Exhibit 10.14 to Form 10-K for the fiscal year ended September 30, 2002

10.1.4	Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario	Exhibit 10.15 to Form 10-K for the fiscal year ended September 30, 2002

10.1.5	Lease between Nesbitt Associates and Delphax Technologies Inc. for Facility at 6100 West 110th Street, Bloomington, Minnesota	Exhibit 10.1 to Form 8-K dated November 28, 2005

10.1.6	Tomken Road Lease for Facility in Mississauga, Ontario—Renewal Agreement	Exhibit 10.1.6 to Form 10-K for the fiscal year ended September 30, 2006

10.1.7	Sub-lease of Timberlea Boulevard Facility in Mississauga, Ontario—Agreement Amending and Extending Lease	Exhibit 10.1.7 to Form 10-K for the fiscal year ended September 30, 2006

Number	Description	Page or Incorporated by Reference from
10.1.8	Sub-lease of Offices in Crawley, England	Exhibit 10.1.8 filed herewith

10.2.1	Securities Purchase Agreement dated March 26, 2007 among Delphax Technologies Inc., Delphax Technologies Canada Limited and Whitebox Delphax, Ltd.	Exhibit 4.1 to Form 8-K dated March 26, 2007

10.2.2	Form of 12% Secured Subordinated Promissory Note of Delphax Technologies Canada Limited	Exhibit 4.2 to Form 8-K dated March 26, 2007

10.2.3	Form of Stock Purchase Warrant issued by Delphax Technologies Inc.	Exhibit 4.3 to Form 8-K dated March 26, 2007

10.2.4	Guaranty by Delphax Technologies Inc.	Exhibit 4.4 to Form 8-K dated March 26, 2007

10.2.5	Registration Rights Agreement dated March 26, 2007 among Delphax Technologies Inc., Delphax Technologies Canada Limited and Whitebox Delphax, Ltd.	Exhibit 4.5 to Form 8-K dated March 26, 2007

10.2.6	First Amendment to Securities Purchase Agreement by and among Delphax Technologies Inc. and Tate Capital Partners Fund, LLC dated February 4, 2004	Exhibit 4.6 to Form 8-K dated March 26, 2007

10.2.7	Voting Agreement of Fred H. Brenner with Delphax Technologies Inc.	Exhibit 4.8 to Form 8-K dated March 26, 2007

10.2.8	Credit and Security Agreement dated September 10, 2007 between Delphax Technologies Inc. and Wells Fargo Bank, National Association	Exhibit 4.1 to Form 8-K dated September 10, 2007

10.2.9	Credit and Security Agreement dated September 10, 2007 between Delphax Technologies Canada Limited and Wells Fargo Financial Corporation Canada	Exhibit 4.2 to Form 8-K dated September 10, 2007

10.2.10	Guarantee dated September 10, 2007 by Delphax Technologies Inc. in favor of Wells Fargo Financial Corporation Canada	Exhibit 4.3 to Form 8-K dated September 10, 2007

10.2.11	First Amendment dated September 10, 2007 to Securities Purchase Agreement dated March 26, 2007 among Delphax Technologies Inc., Delphax Technologies Canada Limited and Whitebox Delphax, Ltd.	Exhibit 4.4 to Form 8-K dated September 10, 2007

10.2.12	First Amendment dated September 10, 2007 to Registration Rights Agreement dated March 26, 2007 among Delphax Technologies Inc., Delphax Technologies Canada Limited and Whitebox Delphax, Ltd.	Exhibit 4.5 to Form 8-K dated September 10, 2007

10.2.13	US$7,000,000 12% Secured Subordinated Promissory Note dated September 10, 2007 issued by Delphax Technologies Canada Limited to Whitebox Delphax, Ltd.	Exhibit 4.6 to Form 8-K dated September 10, 2007

Number	Description	Page or Incorporated by Reference from
10.2.14	Warrant dated September 10, 2007 issued by Delphax Technologies Inc. to Whitebox Delphax, Ltd.	Exhibit 4.7 to Form 8-K dated September 10, 2007

10.2.15	Guaranty dated September 10, 2007 by Delphax Technologies Inc. in favor of Whitebox Delphax Ltd.	Exhibit 4.8 to Form 8-K dated September 10, 2007

10.3.1	1991 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 1991

10.3.2	1997 Stock Plan	Exhibit 10.8 to Form 10-K for the fiscal year ended September 30, 1997

10.3.3	2000 Stock Plan	Exhibit 10.10 to Form 10-K for the fiscal year ended September 30, 2001

10.4	Form of Indemnification Agreement that the Company has entered into with officers and directors.	Exhibit 10.4 to Form 10-K for the fiscal year ended September 30, 2002

10.5.1	Employment Agreement as of May 30, 2006 between the Company and Dieter P. Schilling	Exhibit 10.5.1 to Form 10-K for the fiscal year ended September 30, 2006

10.5.2	Employment Agreement as of June 16, 2006 between the Company and Gregory S. Furness	Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006

10.5.3	Employment Agreement as of June 16, 2006 between the Company and George P. Carranza	Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006

21	List of Subsidiaries	Exhibit 21 filed herewith

23.1	Consent of Independent Registered Public Accounting Firm—Grant Thornton LLP	Exhibit 23.1 filed herewith

31.1	Section 302 Certification of Principal Executive Officer	Exhibit 31.1 filed herewith

31.2	Section 302 Certification of Principal Financial Officer	Exhibit 31.2 filed herewith

32.1	Section 906 Certification of Principal Executive Officer	Exhibit 32.1 filed herewith

32.2	Section 906 Certification of Principal Financial Officer	Exhibit 32.2 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELPHAX TECHNOLOGIES INC.

Dated:	December 28, 2007	By:	/s/ DIETER P. SCHILLING
Dieter P. Schilling
President and Chief Executive Officer

Dated:	December 28, 2007	By:	/s/ GREGORY S. FURNESS
Gregory S. Furness
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DIETER P. SCHILLING Dieter P. Schilling	President and Chief Executive Officer (Principal Executive Officer)	December 28, 2007

/S/ GREGORY S. FURNESS Gregory S. Furness	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2007

/S/ KENNETH E. OVERSTREET Kenneth E. Overstreet	Chairman of the Board of Directors	December 28, 2007

/S/ R. STEPHEN ARMSTRONG R. Stephen Armstrong	Director	December 28, 2007

/S/ GARY R. HOLLAND Gary R. Holland	Director	December 28, 2007

/S/ EARL W. ROGERS Earl W. Rogers	Director	December 28, 2007

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c), and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Year Ended September 30, 2007

Delphax Technologies Inc.

Bloomington, Minnesota

Form 10-K—Item 15(a)(1) and (2)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following Consolidated Financial Statements of Delphax Technologies Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—September 30, 2007 and 2006

Consolidated Statements of Operations—Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity—Years ended September 30, 2007, 2006 and 2005

Consolidated Statements of Cash Flows—Years ended September 30, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Delphax Technologies Inc.

We have audited the accompanying consolidated balance sheets of Delphax Technologies Inc. and subsidiaries (the Company) as of September 30, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Delphax Technologies Inc. and subsidiaries as of September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Minneapolis, Minnesota

December 28, 2007

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$549	$582
Accounts receivable, net (Note 2)	7,177	6,298
Inventory (Note 2)	13,725	15,958
Other current assets	1,281	1,087

TOTAL CURRENT ASSETS	22,732	23,925
Equipment and fixtures, net (Note 2)	1,351	1,838
Other non-current assets	1,513	453

TOTAL ASSETS	$25,596	$26,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,608	$3,992
Accrued compensation	1,746	3,969
Other accrued expenses	1,955	2,002
Income taxes payable	169	63
Current portion of bank credit facilities and capital lease obligations	235	298

TOTAL CURRENT LIABILITIES	6,713	10,324
Long-term portion of bank credit facilities, subordinated debt and capital lease obligations	9,223	8,056

TOTAL LIABILITIES	15,936	18,380

SHAREHOLDERS’ EQUITY
Common Stock—par value $.10 per share—authorized 50,000 shares; issued and outstanding: 6,518 and 6,442 as of September 30, 2007 and 2006, respectively	652	642
Additional paid-in capital	21,735	19,332
Accumulated other comprehensive loss	(455)	(654)
Accumulated deficit	(12,272)	(11,484)

TOTAL SHAREHOLDERS’ EQUITY	9,660	7,836

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$25,596	$26,216

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
Sales:
Maintenance, spares and supplies	$42,327	$43,497	$46,753
Printing equipment	2,252	5,229	4,874

NET SALES	44,579	48,726	51,627
Cost of sales	31,829	37,303	34,287

GROSS PROFIT	12,750	11,423	17,340
Operating Expenses:
Selling, general and administrative	8,773	11,327	10,588
Research and development	3,356	5,394	4,989
Restructuring costs	—	2,475	—

OPERATING EXPENSES	12,129	19,196	15,577

INCOME (LOSS) FROM OPERATIONS	621	(7,773)	1,763
Interest expense	1,508	1,304	1,283
Interest income	(30)	(37)	(23)
Early extinguishment of debt	150	—	—
Realized exchange (gain) loss	(75)	413	309
Unrealized exchange (gain) loss	(144)	(90)	44

(LOSS) INCOME BEFORE INCOME TAXES	(788)	(9,363)	150
Income tax expense (benefit)	—	258	(156)

NET (LOSS) INCOME	$(788)	$(9,621)	$306

Basic and diluted (loss) earnings per share	$(0.12)	$(1.51)	$0.05
Weighted average number of shares outstanding during the period:
Basic	6,461	6,386	6,314
Diluted	6,461	6,386	6,359

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance, September 30, 2004	6,271	$627	$18,774	$(711)	$(2,169)	$16,521
Comprehensive income:
Net income	—	—	—	—	306	306
Translation adjustment	—	—	—	1	—	1

Total comprehensive income						307

Interest paid in Common Stock	66	7	231	—	—	238
Exercise of stock options, with no tax benefit to the Company	2	—	6	—	—	6

Balance, September 30, 2005	6,339	634	19,011	(710)	(1,863)	17,072
Comprehensive loss:
Net loss	—	—	—	—	(9,621)	(9,621)
Translation adjustment	—	—	—	56	—	56

Total comprehensive loss						(9,565)

Interest paid in Common Stock	66	7	179	—	—	186
Restricted stock issued	15	1	(1)	—	—	—
Stock-based compensation	—	—	136	—	—	136
Exercise of stock options, with no tax benefit to the Company	2	—	7	—	—	7

Balance, September 30, 2006	6,422	642	19,332	(654)	(11,484)	7,836
Comprehensive loss:
Net loss	—	—	—	—	(788)	(788)
Translation adjustment	—	—	—	199	—	199

Total comprehensive loss						(589)

Warrants issued with debt	—	—	1,945	—	—	1,945
Warrants issued to placement agent	—	—	187	—	—	187
Interest paid in Common Stock	98	10	122	—	—	132
Stock-based compensation	—	—	149	—	—	149
Shares cancelled	(2)	—	—	—	—	—

Balance, September 30, 2007	6,518	$652	$21,735	$(455)	$(12,272)	$9,660

See notes to consolidated financial statements.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended September 30,
	2007	2006	2005
OPERATING ACTIVITIES
Net (loss) income	$(788)	$(9,621)	$306
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	568	946	1,095
Loss on disposal of equipment and fixtures	7	15	—
Non-cash interest on subordinated debt
Amortization of original issue discount	388	356	339
Issuance of Common Stock	105	175	220
Non-cash expense for early extinguishment of debt	150	—	—
Stock-based compensation	149	136	—
Other	(60)	(16)	76
Changes in operating assets and liabilities:
Accounts receivable, net	(879)	317	1,252
Inventory	2,233	2,595	2,223
Other current assets	32	593	138
Accounts payable and accrued expenses	(3,688)	2,537	(2,571)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,783)	(1,967)	3,078
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(81)	(237)	(180)
Proceeds from sale of equipment and fixtures	—	3	—

NET CASH USED IN INVESTING ACTIVITIES	(81)	(234)	(180)
FINANCING ACTIVITIES
Issuance of secured subordinated debt (Note 5)	7,000	—	—
Prepayment of convertible subordinated debt	(3,000)	—	—
Issuance of Common Stock on exercise of stock options	—	7	6
(Payment) borrowing on bank credit facilities, net	(1,383)	1,562	(3,398)
Debt financing costs	(1,046)	—	—
Checks written in excess of bank balances	174	543	11
Principal payments on capital lease obligations	(105)	(112)	(98)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,640	2,000	(3,479)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	191	47	3

DECREASE IN CASH AND CASH EQUIVALENTS	(33)	(154)	(578)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	582	736	1,314

CASH AND CASH EQUIVALENTS, END OF YEAR	$549	$582	$736

Supplemental disclosure of non-cash activities:
Issuance of warrants	$2,132	$—	$—
Purchase of equipment and software through capital lease obligations	—	186	—
Equipment inventory capitalized for internal use	—	916	—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

September 30, 2007

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

Principles of Consolidation: The financial statements include the accounts of the Company and its wholly-owned subsidiaries, Delphax Technologies Canada Ltd., Delphax Technologies Limited and Delphax Technologies S.A.S. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Individual bank accounts with negative book balances as of a reporting date are reclassified as current liabilities. Cash and cash equivalents are carried at cost which approximates market value. As of September 30, 2007 and 2006, cash of $487,000 and $581,000, respectively, was held in foreign bank accounts.

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

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition: Revenue on printing equipment sales is recognized upon customer acceptance and transfer of risk of loss. Revenue for printing equipment sales is not recognized when the contract includes a right of return until after the expiration of the right. Discounts, credits and other sales incentive arrangements offered to our customers are accounted for as reductions to revenue at the point the revenue is recognized. Revenue for post-shipment obligations, such as training and installation, considered perfunctory as defined under Staff Accounting Bulletin No. 104, Revenue Recognition, is deferred and recognized as the services are performed. Revenue for sales of multiple deliverables (equipment and services) is determined based on the relative fair value of the deliverables in accordance with Emerging Issues Task Force Issue (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. For spare parts and supplies stored at customer sites, we recognize revenue when the customer uses the inventory. Amounts billed to customers under maintenance contracts are recorded as deferred revenue and recognized in income over the term of the maintenance agreement. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal verses Net as an Agent, as primary obligor to the manufacturer, we record revenue for pre-press or finishing equipment manufactured by others on a gross basis. Freight revenue is recorded on a gross basis and recognized upon shipment. The related freight costs are recorded as costs of sales. Sales taxes collected from customers are excluded from revenue.

Product Warranties: We provide a limited warranty on our digital presses, certain licensed software and on proprietary spare parts and supplies at the time of shipment based on historical rates and trends and make subsequent adjustments to our estimates as actual claims become known or the amounts are determinable. Our standard equipment warranty commences with installation and extends for a period of 90 days thereafter, except in Europe where it is generally one year from product shipment date. Similarly, on proprietary spare parts and supplies, our warranty is for 90 days from product shipment date. For certain licensed software, we warrant substantial conformance to documented specifications. Warranty reserves are reviewed quarterly and adjustments are made from time to time based on actual claims experience in order to properly estimate the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The accrued warranty balances at September 30, 2007 and 2006 and the accrued warranty activity during the three years ended September 30, 2007 were not significant.

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

Stock-Based Compensation: We account for stock-based compensation under Statement of Financial Accounting Standards No. 123(R), Share Based Payments (SFAS 123(R)), which requires all share-based

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments, including grants of stock options and shares of restricted stock, to be recognized in the statements of operations as an operating expense, based on their fair value over the requisite service period. We use the Black-Scholes option pricing model to determine the weighted average fair value of options. We use the market price on the date of grant to determine the fair value of restricted stock. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

Earnings or Loss per Share: Basic earnings or loss per share is determined based on the weighted average common shares outstanding, while the diluted earnings per share also give effect to the common shares dilutive potential. A reconciliation of the denominator in the basic and diluted earnings or loss per share calculation is as follows:

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per share amounts)
Numerator:
Numerator for basic (loss) earnings per share	$(788)	$(9,621)	$306
Dilutive potential loss, convertible subordinated note	—	—	—

Numerator for diluted (loss) earnings per share	$(788)	$(9,621)	$306

Denominator:
Denominator for basic earnings and loss per share, weighted average shares	6,461	6,386	6,314
Dilutive potential shares:
Stock options	—	—	38
Warrants	—	—	7
Convertible subordinated note	—	—	—

Dilutive potential shares	—	—	45
Denominator for diluted earnings and loss per share, weighted average shares	6,461	6,386	6,359

(Loss) earnings per share—basic	$(0.12)	$(1.51)	$0.05

(Loss) earnings per share—diluted	$(0.12)	$(1.51)	$0.05

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dilutive potential losses and dilutive potential shares excluded from calculation of the numerator and denominator because the effects would be antidilutive were as follows:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Numerator:
Dilutive potential losses
Convertible subordinated note excluded because the effect would be antidilutive	$493	$531	$559
Early extinguishment of debt	150	—	—

Total dilutive potential losses	$643	$531	$559

Denominator:
Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money:
Stock options	4	12	—
Warrants	—	—	—
With exercise prices greater than the average market prices of the common shares for those periods:
Stock options	680	652	383
Warrants	1,540	516	516
Convertible subordinated note	885	938	938

Recently Issued Accounting Pronouncements

Accounting for Uncertainty in Income Taxes (FIN 48)

In July 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109 and establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in a company’s financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings as the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006, our fiscal 2008. We have adopted FIN 48 effective October 1, 2007. Based on our current analysis, we do not believe that adoption will have a significant effect on our consolidated financial statements.

However, utilization of net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations as provided by Section 382 of the Internal Revenue Code of 1986 (Section 382), as well as similar state provisions. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period.

The Company has engaged in recent capital-raising transactions, which when combined with activity from existing shareholders, may have resulted in a change of control as defined by Section 382. We are currently in the

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

process of assessing the impact of those transactions and what limitations, if any, we may be subject to under Section 382. Until our assessment is complete, no amounts are being presented as uncertain tax positions under FIN 48.

Accounting Changes and Error Corrections (SFAS154)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. SFAS 154 was effective on October 1, 2006 and had no effect on the Company’s financial position, results of operations or cash flows.

Fair Value Measurements (SFAS 157)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009, and interim periods within those fiscal years. We have not yet determined the effect adoption of SFAS 157 will have on our consolidated financial statements.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R), (SFAS 158). SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. SFAS 158 was effective for fiscal years ending after December 15, 2006, our fiscal 2007. Adoption of SFAS 158 did not have a significant effect on our consolidated financial statements for fiscal 2007.

The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009. We have not yet determined the effect the adoption of SFAS 159 will have on our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, Materiality, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. Adoption of SAB 108 did not have a significant effect on our consolidated financial statements for fiscal 2007.

Note 2—Balance Sheet Information

The allowances for doubtful accounts receivable were as follows:

	September 30,
	2007	2006	2005
	(In thousands)
Beginning balance	$331	$174	$247
Provisions	(87)	352	(92)
Write-offs	(69)	(196)	(26)
Recoveries	—	1	45

Ending balance	$175	$331	$174

We assess the adequacy of our allowance for doubtful accounts based on the portfolio of accounts receivable as of the end of the quarter. See “Summary of Significant Accounting Policies” for a description of our policy on estimating the allowance for doubtful accounts. The provisions each year are reflective of that assessment. In fiscal 2006, the provision reflected new collection risks identified, principally in France, which substantially improved in fiscal 2007.

Components of inventory were as follows:

	September 30,
	2007	2006
	(In thousands)
Raw materials and component parts	$7,830	$8,446
Work-in-progress	990	1,587
Finished goods	4,905	5,925

	$13,725	$15,958

Equipment and fixtures were as follows:

	September 30,
	2007	2006
	(In thousands)
Machinery and equipment	$5,952	$5,878
Furniture and fixtures	3,618	3,602
Leasehold improvements	2,349	2,341

Equipment and fixtures	11,919	11,821
Less accumulated depreciation	10,568	9,983

Equipment and fixtures, net	$1,351	$1,838

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Stock-based Compensation, Stock Options and Benefit Plans

Stock-based Compensation

Beginning October 1, 2005, we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options and shares of restricted stock, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service periods. As a result of adoption of SFAS 123(R), our cost of sales, operating expenses and net losses in fiscal 2007 and 2006 were greater than they would have been under our previous accounting method for share-based compensation as follows:

	Year Ended September 30,
	2007	2006
	(In thousands)
Share-based compensation expense included in:
Cost of sales	$38	$29

Operating expenses:
Selling, general and administrative	98	98
Research and development	13	9

Total operating expenses	111	107

Total stock compensation expense	$149	$136

Tax benefit related to share-based compensation	$38	$36

Net loss related to share-based compensation expense	$111	$100

Net loss per share related to share-based compensation expense, basic and diluted	$0.02	$0.02

As of September 30, 2007, $249,000 of total unrecognized compensation costs related to non-vested stock option and restricted stock awards was expected to be recognized over a weighted average period of approximately three years. Because we incurred no U.S. income tax expense for fiscal 2007 or 2006, there were no tax effects of adopting SFAS 123(R) included in cash flows from financing activities for the years ended September 30, 2007 and 2006.

Prior to adopting SFAS 123(R), we accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We have applied the modified prospective method in adopting SFAS 123(R). Accordingly, periods prior to adoption have not been restated. The following table illustrates the effect on fiscal 2005 net income and net earnings per share if the fair value based method had been applied to prior periods:

Year Ended September 30, 2005
(In thousands, except per share amounts)
Net income, as reported	$306
Stock-based compensation determined under fair value based method for all awards	(196)

Pro forma net income, assuming fair value method for all stock-based awards	$110

Basic earnings per share, as reported	$0.05
Diluted earnings per share, as reported	0.05
Basic earnings per share, pro forma	0.02
Diluted earnings per share, pro forma	0.02

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during fiscal 2007, 2006 and 2005 were $114,000, $237,000 and $243,000, respectively, or $0.41, $1.35 and $2.11 per share, respectively. Our stock options generally vest over four years of service and have a contractual life of seven years. The assumptions we used to determine fair value were as follows:

	Year Ended September 30,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	53%	49%	50%
Risk-free interest rate	5.1%	5.2%	4.1%
Expected life of options (years)	5	5	7

During fiscal 2007, we had in effect three stock option programs, the 1991 Stock Plan (the 1991 Plan), the 1997 Stock Plan (the 1997 Plan) and the 2000 Stock Plan (the 2000 Plan) for our key employees and non-employee directors. The 1991 Plan was adopted in March 1991, the 1997 Plan in June 1997 and the 2000 Plan in March 2001. Stock options under the 1991 Plan, the 1997 Plan and the 2000 Plan can be granted as either non-qualified or incentive stock options. The Plans also authorize the granting of awards in the forms of stock appreciation rights, restricted stock or deferred stock. In all cases, subject to the provisions of the Plans, the Board of Directors has complete discretion in establishing the terms and conditions of each option granted to our employees. At the beginning of fiscal 2007, we had 226,000, 450,000 and 872,000 shares available and authorized for grant under the 1991 Plan, the 1997 Plan and the 2000 Plan, respectively. However, since fiscal 2003, all options have been granted under the 2000 Plan.

Summarized outstanding option activity for all Plans in fiscal 2007 was:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2006	571	$3.28
Granted	280	1.19
Exercised	—	—
Canceled	(40)	3.91

Options outstanding, September 30, 2007	811	$2.53

Options outstanding as of September 30, 2007 were granted with vesting periods of two to ten years and lives of seven to ten years. The following tables summarize information concerning those options:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$1.16 - 2.52	298	6.19	$1.28
2.59 - 3.10	189	3.21	2.72
3.12 - 4.80	311	2.23	3.46
5.06 - 7.75	13	2.03	5.82

$1.16 - 7.75	811	3.91	$2.53

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$1.16 - 2.52	5	5.80	$2.52
2.59 - 3.10	65	3.46	2.84
3.12 - 4.80	255	1.80	3.45
5.06 - 7.75	13	2.03	5.82

$1.16 - 7.75	338	2.18	$3.41

The intrinsic value of options outstanding and exercisable as of September 30, 2007, was zero because the exercise prices were greater than the market price of our Common Stock at that date. When options are exercised, we issue new shares of Common Stock.

A summary of outstanding options and shares reserved under each plan for the last three fiscal years is as follows:

The 1991 Plan

As of September 30, 2007, there were no options outstanding under the 1991 Plan. As of September 30, 2006 and 2005, 8,000 and 18,000 options, respectively, were exercisable under the 1991 Plan at $9.63 per share.

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
	(In thousands, except per share amounts)
Balance, September 30, 2004 and 2005	216	18	$9.63
Options canceled	10	(10)	9.63

Balance, September 30, 2006	226	8	9.63
Options canceled	8	(8)	9.63

Balance, September 30, 2007	234	—	$—

The 1997 Plan

As of September 30, 2007, 2006 and 2005, 118,000, 138,000 and 292,000 options, respectively, were exercisable under the 1997 Plan at prices of $2.63 to $5.25 per share.

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
	(In thousands, except per share amounts)
Balance, September 30, 2004	198	450	$3.27
Options canceled	48	(48)	4.71

Balance, September 30, 2005	246	402	4.71
Options exercised	—	(2)	2.69
Options canceled	192	(192)	2.96

Balance, September 30, 2006	438	208	3.24
Options canceled	30	(30)	2.69

Balance, September 30, 2007	468	178	$3.29

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2000 Plan

At September 30, 2007, 2006 and 2005, 220,000, 136,000 and 150,000 options, respectively, were exercisable under the 2000 Plan, at prices of $2.52 to $6.28 per share.

	Shares Reserved for Future Grants	Options Outstanding	Weighted Average Exercise Price per Share
	(In thousands, except per share amounts)
Balance, September 30, 2004	818	427	$3.56
Options granted	(123)	123	3.71
Options exercised	—	(3)	2.70
Options canceled	85	(85)	4.14

Balance, September 30, 2005	780	462	3.50
Restricted stock issued	(15)	—	3.20
Options granted	(175)	175	2.67
Options canceled	282	(282)	3.36

Balance, September 30, 2006	872	355	3.19
Options granted	(280)	280	1.19
Options canceled	2	(2)	1.36

Balance, September 30, 2007	594	633	$2.31

Total shares under all plans reserved for options and restricted stock were 1,296,000 shares as of September 30, 2007.

Defined Contribution and Benefit Plans

We have a defined contribution plan covering substantially all Canadian employees. Employees contribute 2% of gross salary to the plan and we make a contribution to the plan of 3% or 4% of gross salary depending on employee classification. The employer contribution vests over 2 years. The expenses related to the plan for the fiscal years ended September 30, 2007, 2006 and 2005 were $284,000, $306,000 and $305,000, respectively.

We also have a defined contribution salary deferral plan covering substantially all U.S. employees under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to the maximum amount provided under the Code. We make an annual minimum contribution equal to 50% of the participants’ before-tax contributions up to 6% of base salary. The expenses related to the plan were $124,000, $61,000 and $135,000, for the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

We also have a defined contribution plan for employees in the United Kingdom. For the fiscal years ended September 30, 2007, 2006 and 2005, the expenses related to the plan for employees in the United Kingdom were $68,000, $78,000 and $76,000, respectively. In France, we have a defined benefit plan required by French law. Expenses related to the plan for employees in France for the fiscal years ended September 30, 2007, 2006 and 2005 were $35,000, $46,000 and $37,000, respectively.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Income Taxes

Income tax expense or benefit was based on loss or income before income taxes as follows:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Domestic	$(552)	$(2,712)	$540
Foreign	(236)	(6,651)	(390)

(Loss) income before income taxes	$(788)	$(9,363)	$150

The components of income tax expense or benefit were as follows:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Current:
Federal	$—	$—	$21
State	—	—	59
Foreign	—	258	(236)

	—	258	(156)

Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—

Total income tax expense (benefit)	$—	$258	$(156)

The reconciliation of income tax expense or benefit to the statutory rate of 34% was as follows:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Statutory rate applied to (loss) income before income taxes	$(268)	$(3,183)	$60
Change in valuation allowance	(9)	3,338	(379)
Foreign income tax	—	258	—
Refundable foreign income tax credit	—	—	(237)
Non-deductible interest	147	181	190
Other	130	(336)	210

Total income tax expense (benefit)	$—	$258	$(156)

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of federal and state deferred tax assets were as follows:

	September 30,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss	$4,863	$2,929
Business credit carryforwards and alternative minimum tax credits	1,837	1,833
Inventory valuation allowances	366	794
Restructuring costs	25	382
Other domestic and foreign differences	332	145

Gross deferred tax assets	7,423	6,083
Valuation allowance	(7,423)	(6,083)

Net deferred tax assets	$—	$—

At September 30, 2007, we have domestic tax loss carryforwards of approximately $5.7 million. As of that date, we had domestic and foreign research and development credit carryforwards of approximately $1.7 million, which are available to offset future income tax. The credits and net operating losses expire in varying amounts starting 2008 through 2026. Domestic alternative minimum tax credits of approximately $183,000 are available to offset future income tax with no expiration date. These tax benefits, together with future tax deductions from the reversal of temporary differences, comprised the net deferred tax assets. Deferred tax assets have been offset by a valuation allowance as deemed necessary based on our estimates of future sources of taxable income and the expected timing of temporary difference reversals. Cash tax payments for the fiscal years ended September 30, 2007, 2006 and 2005 were $53,000, $90,000 and $531,000, respectively.

Note 5—Senior Credit Facilities and Secured Subordinated Debt

Our debt primarily consists of $13.7 million in senior credit facilities, including revolving and term loans, and a $7.0 million 12% secured subordinated note (the Note). We entered into these financing arrangements on September 10, 2007, replacing our prior bank credit facilities and convertible subordinated debt, incurring costs related to early extinguishment of debt of approximately $150,000. In refinancing our senior credit facilities, we incurred financing costs of approximately $1.2 million, $428,000 of which is being amortized to interest expense over the four-year term of the credit facilities and $805,000 of which is being amortized to interest expense over the five-year term of the Note. The senior credit facilities and the Note are secured by substantially all of our assets, expire September 10, 2011 and 2012, respectively, and prohibit the payment of cash dividends.

Our senior credit financing has both U.S. and Canadian components. The U.S. component consists of a secured four-year revolving credit facility of up to $8.0 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of: (i) a four-year term loan of $653,000 based on equipment, and (ii) a four-year revolving credit facility of up to $6.0 million, of which $4.0 million is subject to a borrowing base of Canadian inventory, and $2.0 million is subject to a borrowing base of accounts receivable and inventory of our European subsidiaries. In addition, certain financial covenants must be met at all times. Although revolving facilities limits under the U.S. and Canadian agreements total $14.0 million, total borrowing under the revolving facilities is capped at $13.0 million, and borrowing under the term loan is fixed at the initial advance of $653,000, for a total facility of $13.7 million. As of September 30, 2007, credit available under the senior debt facilities was $5.9 million more than the debt outstanding and we were in compliance with the terms of the credit agreements. In December 2007, we agreed with our lenders to amend the senior credit agreements to establish new financial covenants for fiscal 2008 - minimum operating

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. In addition, the interest rate on our revolving loans was increased, from prime plus one-half of one percent, to prime plus one percent.

On September 10, 2007, we completed the private placement at par of the Note with Whitebox Delphax, LLC (Whitebox). As agreed in the securities purchase agreement, we may elect to pay up to 3% of the 12% per annum interest due under the Note in the form of shares of our Common Stock, based on the market value of the Common Stock at the time of the quarterly interest payment. Market value is defined as the average closing prices of our Common Stock for the 20 trading days ending on the trading day prior to the determination date. The Note may not be prepaid, except that after the second anniversary of the date of issuance, we may at our discretion give notice to prepay the Note, in whole or on part, if: (i) our Common Stock has traded at or above an average of $3.00 per share for the 15 trading dates prior to the notice of prepayment; and (ii) there has been no continuing event of default during the period from the 30 days prior to the date of the prepayment notice through the prepayment date. As of September 30, 2007, we were in compliance with the terms of the securities purchase agreement.

The Note is accompanied by warrants (the Warrants) to purchase 7,500,000 shares of Common Stock at an exercise price of $1.28 per share if paid in cash or $1.00 per share if paid by extinguishing indebtedness under the Note. In addition, until September 10, 2008, Whitebox has the right to purchase at par an additional note in the principal amount of up to $1,400,000 and a warrant for up to an additional 1,500,000 shares of our Common Stock. If that additional warrant is issued, a total of 9,000,000 shares will be available under the warrants and these shares will constitute approximately 58.1% of the outstanding shares. However, the warrants provide that no holder of a warrant will have the right to exercise the warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.99% of the Company’s shares outstanding after giving effect to the exercise. The warrants also provide that unless the holder gives us at least 60 days prior written notice, no holder will have the right to exercise the warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s shares outstanding after giving effect to the exercise. The Warrants are exercisable anytime after September 10, 2007 up to and including the date of expiration on September 10, 2012. The price of the Warrants is subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the Company’s capitalization. The relative fair value of the Warrants on September 10, 2007 was estimated to be approximately $1.9 million, recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The estimated fair value was determined using the Black-Scholes option pricing model using the following assumptions: zero dividend yield, risk free interest rates of 4.04% to 4.55%, volatility of 53.0% and a term of 5 years. The original issue discount is being amortized to interest expense over the five-year life of the Note.

In the securities purchase agreement, we also agreed that as long as Whitebox holds at least $1.0 million of Notes or at least 1.0 million shares of our Common Stock, it may propose a person to be elected to our Board of Directors and we will use our best efforts to cause that person to be elected. To date, Whitebox has proposed no candidate for election to our Board of Directors.

Throughout fiscal 2006 and the majority of fiscal 2007, our subsidiaries in the United Kingdom and France had lines of credit of £100,000 and €50,000, respectively. No amounts were due under these lines of credit as of September 30, 2006. The line of credit in the United Kingdom was terminated in September 2007. The line of credit in France (approximately $70,000 at the September 30, 2007 exchange rate) remained in place as of September 30, 2007, but no amount was outstanding as of that date. As of September 30, 2007 our subsidiary in the United Kingdom had in place a guarantee to Her Majesty’s Revenue and Customs in the amount of £50,000 (approximately $101,000 at the September 30, 2007 exchange rate).

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2007, we had $4.1 million of debt under the senior credit facilities outstanding at a nominal annual interest rate of prime plus one-half of one percent, or 8.25%, and $7.0 million outstanding under the Note at a nominal rate of 12%. Total interest expense includes both cash and non-cash interest expense. Cash interest expense includes all interest paid or accrued in cash, unused line of credit fees and amortization of financing costs. Non-cash interest expense includes interest paid in Common Stock and amortization of original issue discount on the Note. As of September 30, 2007, the effective annual interest rates on all bank debt and the Note were approximately 11.4% and 23.5%, respectively.

Cash interest payments, principally comprised of interest on the credit facilities, but also including interest on capital leases included in Note 6 below, the convertible subordinated debt from March 26, 2007 through September 10, 2007, and the Note after September 10, 2007, for the fiscal years ended September 30, 2007, 2006 and 2005, were $914,000, $512,000 and $467,000, respectively. The interest income we earn is not significant and is recognized when credited by the financial institution or paid by customers or taxing authorities.

Note 6—Capital Leases

As of September 30, 2007, the cost of assets under capital leases totaled approximately $186,000 with accumulated amortization of $19,000. Our obligations under capital lease as of September 30, 2007 and 2006 were as follows:

	September 30,
	2007	2006
	(In thousands)
Capital lease obligations on:
Telecommunication and security systems and leasehold improvements, due over 60 months in monthly installments of $3,893, including interest at 9.4%	$150	$181
Computer software, due over 36 months in monthly installments of $8,233, including interest at 8.8%	—	74

Total obligations	150	255
Less current portion of lease obligations	34	105

Long-term portion of lease obligations	$116	$150

Cash payments of interest on capital leases in fiscal 2007, 2006 and 2005 were $18,000, $14,000 and $21,000, respectively. As of September 30, 2007, future payments for capital lease obligations, including interest, were as follows:

Capital Lease Obligations
(In thousands)
Year ending September 30:
2008	$47
2009	47
2010	47
2011	38

Total payments	179
Less amounts representing interest	29

Present value of lease payments	$150

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Restructuring Initiatives

In June and September 2006, we reduced our worldwide workforce with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary in Mississauga, Ontario. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits. We have accounted for the restructuring in accordance with SFAS 146. As of September 30, 2007 and 2006, the severance benefits liability, included in accrued compensation expense on the balance sheet, was approximately $67,000 and $2.4 million, respectively. We expect to have paid out all severance benefits by the end of the first quarter of fiscal 2008.

Note 8—Commitments and Contingencies

Our corporate offices are located at 6100 West 110th Street, Bloomington, MN 55438-2664. We occupy a 45,000 square foot building under 10-year lease expiring in 2016. Rent under the lease was approximately $157,000 the first year, stepping up to approximately $326,000 in the second year, then increasing gradually to approximately $472,000 in the tenth year. In addition, we are obligated to pay as additional rent the related operating expenses of the landlord. Under the lease agreement, we have the one-time right to terminate the lease after eight years, subject to six months notice and a cancellation fee. We also have the option to extend the lease for up to two additional periods of three years per period with 180 days advance notice before the beginning of each additional three-year period.

Our Canadian subsidiary has operations in two leased facilities in Mississauga, Ontario, one on Timberlea Boulevard and the other on Tomken Road, totaling approximately 203,000 square feet of office and manufacturing space. In September 2005, we renewed our lease agreement for the approximately 179,000 square-foot Timberlea Boulevard facility for a five-year term, effective December 1, 2006 through November 30, 2011. Annual rents under the agreement increase ratably over the five-year term, from CDN$1.0 million per annum in the first year of the lease (approximately $1.0 million at the September 30, 2007 exchange rate), to CDN$1.1 million per annum in the fifth year of the lease (approximately $1.1 million at the September 30, 2007 exchange rate). A sublease on a portion of this facility was renewed effective January 1, 2006 for a fourteen-month period ending February 29, 2008, and extended through February 2009 on October 19, 2007, at an annual rent of CDN$181,000 (approximately $181,000 at the September 30, 2007 exchange rate). Also in September 2005, we entered into a five-year renewal lease agreement for the Tomken Road facility where we occupy approximately 24,000 square feet. Rent under the lease is CDN$132,000 per year (approximately $132,000 at the September 30, 2007 exchange rate). The agreement grants one three-year renewal option. We are obligated to pay as additional rent the related operating expenses of the landlords on both leases.

Our subsidiary in the United Kingdom leases office space under a lease agreement expiring in 2012, with annual lease payments subject to adjustment every five years, plus a pro rata portion of the operating expenses incurred by the landlord. The annual lease payment for this facility is £141,000 (approximately $283,000 at the September 30, 2007 exchange rate). We are obligated to pay as additional rent the related operating expenses of the landlord. In fiscal 2007, we subleased a portion of space to the end of the 2012 term, granting an eleven-month zero-rent period under the sublease and incurring certain costs to prepare the space for occupation of the tenant, for a total expense of approximately $140,000. We expect to incur no net cost in future years related to the subleased space.

We lease smaller office premises for our subsidiary in France at an annual lease rate of €51,000 (approximately $72,000 at the September 30, 2007 exchange rate). This lease expires in 2014. We are obligated to pay as additional rent the related operating expenses of the landlord.

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Building, equipment and automobile rent expense and future minimum rent commitments for operating leases of facilities, sales offices, equipment and automobiles are summarized as follows:

	Operating Lease
	Expense	Commitments	Sublease Rental Receipts
	(In thousands)
Year Ended September 30,
2005	$2,025
2006	1,936
2007	1,929
2008		$2,044	($203)
2009		2,014	(166)
2010		1,991	(98)
2011		1,901	(98)
2012		779	(98)
Thereafter		2,073	(98)

We account for sublease rental receipts as a reduction of rent expense.

At September 30, 2007, we had no material commitments for capital expenditures. However, in the first quarter of fiscal 2008, we committed to capital expenditures totaling approximately $590,000 for computer and communication equipment.

As of September 30, 2007 our subsidiary in the United Kingdom had in place a guarantee to Her Majesty’s Revenue and Customs in the amount of £50,000.

Note 9—Concentrations

Business, Operations and Geographic Information

Based on our organizational structure and the manner in which we assess performance and make operating decisions, we operate in one worldwide business segment—the sale of printing equipment and related maintenance contracts, spare parts, supplies and consumable items. We have developed digital printing equipment based on our patented EBI technology to produce a variety of documents for the publishing, direct mail, legal, financial services and commercial printing industries. Our printing equipment provides operating flexibility and efficiency through sophisticated software and paper handling mechanisms and produces quality alphanumeric and machine-readable print.

We market our products worldwide. The following summarizes net sales and long-lived assets for the geographic areas in which our operations are based:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)
Net sales (attributed to countries based on the location of the sales operation):
United States	$35,370	$40,345	$40,273
United Kingdom	5,249	4,809	5,130
France	3,960	3,572	6,224
Canada	—	—	—

Consolidated net sales	$44,579	$48,726	$51,627

DELPHAX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,
	2007	2006	2005
	(In thousands)
Long-lived assets:
United States	$839	$979	$280
United Kingdom	14	21	12
France	15	18	15
Canada	483	820	1,147

Consolidated long-lived assets	$1,351	$1,838	$1,454

In fiscal 2007, 2006 and 2005, net sales to Harland Clarke were $14.6 million, $14.5 million and $14.0 million, 33%, 30% and 27%, respectively, of total net sales for those fiscal years. At September 30, 2006 and 2005, accounts receivable from Harland Clarke totaled $2.4 million and $1.4 million, comprising 34% and 22%, respectively, of total accounts receivable as of those dates. The significant increase between September 30 2006 and 2007 in the amount of receivables outstanding and the resulting percent of total net receivables was due to the timing of payment from Harland Clarke. Maintenance charges invoiced at the end of August 2007 were paid in the first days of October 2007. Net sales to RR Donnelley were $9.4 million, $9.2 million and $9.4 million in fiscal 2007, 2006 and 2005, 21%, 19% and 18%, respectively, of total net sales for those fiscal years. Accounts receivable from RR Donnelley were $1.0 million and $690,000 as of September 30, 2007 and 2006, respectively, comprising 15% and 11% of total accounts receivable as of those dates.

Note 10—Summarized Quarterly Financial Information (Unaudited)

	Quarter Ended
	December 31	March 31	June 30	September 30
	(In thousands, except per share amounts)
Fiscal 2007
Net sales	$11,683	$11,313	$10,659	$10,924
Gross profit	3,100	3,429	3,403	2,818
Income (loss) before income taxes	47	(56)	(364)	(415)
Net income (loss)	47	(62)	(372)	(401)
Basic and diluted income (loss) per share	0.01	(0.01)	(0.06)	(0.06)

Fiscal 2006
Net sales	$12,737	$12,846	$11,360	$11,783
Gross profit	4,063	4,075	2,424	861
Loss before income taxes	(73)	(371)	(3,437)	(5,482)
Net loss (1)	(156)	(314)	(3,411)	(5,740)
Basic and diluted loss per share	(0.02)	(0.05)	(0.53)	(0.89)

(1)

The net loss in fiscal 2006 was primarily the result of lower net sales, lower gross margin, including higher manufacturing variances and inventory valuation costs associated with mature products, and higher operating expenses, including a $2.5 million charge for restructuring. See Note 7 to the Consolidated Financial Statements.

INDEX TO EXHIBITS

10.1.8	Sublease of Offices in Crawley, England

21	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-4(a) and 15d-14(a), under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002