Form 10-Q
period 2007-12-31
DELPHAX TECHNOLOGIES INC
filed 2008-02-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of February 11, 2008, there were 6,530,430 shares outstanding of common stock, par value $0.10 per share.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	December 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,239	$549
Accounts receivable, net (Note 2)	5,606	7,177
Inventory (Note 2)	13,594	13,725
Other current assets	1,344	1,281

TOTAL CURRENT ASSETS	21,783	22,732
Equipment and fixtures, net	1,276	1,351
Other non-current assets	1,569	1,513

TOTAL ASSETS	$24,628	$25,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,560	$2,608
Accrued compensation	1,859	1,746
Other accrued expenses	2,086	1,955
Income taxes payable	169	169
Current portion of bank credit facilities and capital lease obligations	166	235

TOTAL CURRENT LIABILITIES	6,840	6,713
Long-term portion of bank credit facilities, subordinated debt and capital lease obligations	9,157	9,223

TOTAL LIABILITIES	15,997	15,936

SHAREHOLDERS’ EQUITY
Common stock - par value $.10 per share - authorized 50,000 shares; issued and outstanding: 6,530 and 6,518 as of December 31 and September 30, 2007, respectively	653	652
Additional paid-in capital	21,782	21,735
Accumulated other comprehensive loss	(461)	(455)
Accumulated deficit	(13,343)	(12,272)

TOTAL SHAREHOLDERS’ EQUITY	8,631	9,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,628	$25,596

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
Sales:
Maintenance, spare parts and supplies	$9,785	$10,736
Printing equipment	194	947

NET SALES	9,979	11,683
Cost of sales	7,396	8,583

GROSS PROFIT	2,583	3,100

Operating Expenses:
Selling, general and administrative	2,266	1,978
Research and development	941	856

OPERATING EXPENSES	3,207	2,834

(LOSS) INCOME FROM OPERATIONS	(624)	266

Net interest expense	419	335
Net realized exchange gain	(37)	(73)
Net unrealized exchange loss (gain)	65	(43)

(LOSS) INCOME BEFORE INCOME TAXES	(1,071)	47

Income tax expense	—	—

NET (LOSS) INCOME	$(1,071)	$47

Basic and diluted (loss) earnings per common share	$(0.16)	$0.01

Weighted average number of shares outstanding during the period:
Basic	6,520	6,439
Diluted	6,520	6,445

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
OPERATING ACTIVITIES
Net (loss) income	$(1,071)	$47
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	91	233
Non-cash interest on subordinated debt:
Amortization of original issue discount	64	92
Issuance of common stock	—	19
Stock-based compensation	36	36
Other	69	(19)
Changes in operating assets and liabilities:
Accounts receivable	1,571	(235)
Inventory	131	1,634
Other current assets	(64)	(14)
Accounts payable and accrued expenses	212	(1,462)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,039	331

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(15)	(6)

NET CASH USED IN INVESTING ACTIVITIES	(15)	(6)

FINANCING ACTIVITIES
(Payment) borrowing on bank credit facilities, net	(191)	185
Debt financing costs	(129)	—
Checks written in excess of bank balances	—	58
Principal payments on capital lease obligations	(8)	(31)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(328)	212

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6)	117

INCREASE IN CASH AND CASH EQUIVALENTS	690	654

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	549	582

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,239	$1,236

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Interim Financial Statements

We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation, consisting of normal recurring accruals, have been included.

Interim unaudited financial results should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS 157)

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009, and interim periods within those fiscal years. We have not yet determined the effect the adoption of SFAS 157 will have on our consolidated financial statements.

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

2.	Balance Sheet Information

As of December 31, 2007 and September 30, 2007, accounts receivable, net was comprised as follows:

	December 31, 2007	September 30, 2007
	(In thousands)
Accounts receivable	$5,815	$7,352
Allowance for doubtful accounts	(209)	(175)

Accounts receivable, net	$5,606	$7,177

As of December 31, 2007 and September 30, 2007, inventory was comprised as follows:

	December 31, 2007	September 30, 2007
	(In thousands)
Raw materials and component parts	$7,222	$7,830
Work-in-progress	1,162	990
Finished goods	5,210	4,905

	$13,594	$13,725

3.	Loss or Earnings per Share

The following table sets forth the computation of basic and diluted loss or earnings per share:

	Three Months Ended December 31,
	2007	2006
	(In thousands, except per share amounts)
Numerator:
Numerator for basic (loss) earnings per share	$(1,071)	$47
Dilutive potential loss, convertible subordinated note	—	—

Numerator for diluted (loss) earnings per share	$(1,071)	$47

Denominator:
Denominator for basic (loss) earnings per share, weighted average shares	6,520	6,439

Dilutive potential shares:
Employee stock options	—	6
Warrants	—	—
Convertible subordinated note	—	—

Dilutive potential shares	—	6

Denominator for diluted (loss) earnings per share, weighted average shares	6,520	6,445

(Loss) earnings per share - basic	$(0.16)	$0.01

(Loss) earnings per share - diluted	$(0.16)	$0.01

Dilutive potential losses and dilutive potential shares excluded from calculation of the numerator and denominator because the effects would be antidilutive were as follows:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Numerator:
Dilutive potential losses
Convertible subordinated note excluded because the effect would be antidilutive	$—	$111

Denominator:
Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money:
Stock options	—	—
Warrants	—	—
With exercise prices greater than the average market prices of the common shares for those periods:
Stock options	1,033	553
Warrants	8,466	516
Convertible subordinated note	—	938

4.	Comprehensive Loss or Income

The components of comprehensive loss or income for the three months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Net (loss) income	$(1,071)	$47
Foreign currency translation adjustment	(6)	123

Comprehensive (loss) income	$(1,077)	$170

5. Senior Credit Facilities and Secured Subordinated Debt

Our debt primarily consists of $13.7 million in senior credit facilities, including revolving and term loans, and a $7.0 million 12% secured subordinated note (the Note). We entered into these financing arrangements on September 10, 2007, replacing our prior bank credit facilities and convertible subordinated debt, incurring costs related to early extinguishment of debt of approximately $150,000. In refinancing our senior credit facilities, we incurred financing costs of approximately $1.4 million, $540,000 of which is being amortized to interest expense over the four-year term of the credit facilities and $820,000 of which is being amortized to interest expense over the five-year term of the Note. The senior credit facilities and the Note are secured by substantially all of our assets, expire September 10, 2011 and 2012, respectively, and prohibit the payment of cash dividends.

Our senior credit financing has both U.S. and Canadian components. The U.S. component consists of a secured four-year revolving credit facility of up to $8.0 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of: (i) a four-year term loan of $653,000 based on equipment, and (ii) a four-year revolving credit facility of up to $6.0 million, of which $4.0 million is subject to a borrowing base of Canadian inventory, and $2.0 million is subject to a borrowing base of accounts receivable and inventory of our European subsidiaries. In addition, certain financial covenants must be met at all times. Although revolving facilities limits under the U.S. and Canadian agreements total $14.0 million, total borrowing under the revolving facilities is capped at $13.0 million, and the maximum borrowing under the term loan is fixed at the initial advance of $653,000, for a total facility of $13.7 million. In December 2007, we agreed with our lenders to amend the senior credit agreements to establish new financial covenants for fiscal 2008 – minimum operating performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. In addition, the interest rate on our revolving loans was increased, from prime plus one-half of one percent, to prime plus one percent. As of December 31, 2007, the interest rate applicable to our revolving loans was 8.25%; credit available under the senior credit facilities was $5.0 million more than the debt outstanding; and we were in compliance with the terms of the credit agreements.

In September 2007, we completed the private placement at par of the Note with Whitebox Delphax, Ltd. (Whitebox). As agreed in the securities purchase agreement, we may elect to pay up to 3% of the 12% per annum interest due under the Note in the form of shares of our common stock, based on the market value of the common stock at the time of the quarterly interest payment. Market value is defined as the average closing prices of our common stock for the 20 trading days ending on the trading day prior to the determination date. For the three months ended December 31, 2007, we paid the interest due on the Note in cash. The Note may not be prepaid, except that after the second anniversary of the date of issuance, we may at our discretion give notice to prepay the Note, in whole or on part, if: (i) our common stock has traded at or above an average of $3.00 per share for the 15 trading dates prior to the notice of prepayment; and (ii) there has been no continuing event of default during the period from the 30 days prior to the date of the prepayment notice through the prepayment date. As of December 31, 2007, we were in compliance with the terms of the securities purchase agreement.

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

Throughout the majority of fiscal 2007, our subsidiaries in the United Kingdom and France had lines of credit of £100,000 and €50,000, respectively. The line of credit in the United Kingdom was terminated in September 2007. The line of credit in France (approximately $72,000 at the December 31, 2007 exchange rate) remained in place as of December 31, 2007, but no amount was outstanding as of that date or September 30, 2007. As of December 31, 2007 and September 30, 2007, our subsidiary in the United Kingdom had in place a guarantee to Her Majesty’s Revenue and Customs in the amount of £50,000 (approximately $99,000 at the December 31, 2007 exchange rate).

As of December 31, 2007, we had $4.0 million of debt under the senior credit facilities outstanding at a nominal annual interest rate of prime plus one percent, or 8.25%, and $7.0 million outstanding under the Note at a nominal rate of 12%. Total interest expense includes both cash and non-cash interest expense. Cash interest expense includes all interest paid or accrued in cash, unused line of credit fees and amortization of financing costs. Non-cash interest expense includes interest paid in common stock and amortization of original issue discount on the Note. As of December 31, 2007, the effective annual interest rate on all bank debt was approximately 12.2% and the effective annual interest rate on all debt was approximately 18.6%.

6.	Income Taxes

We adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48), effective October 1, 2007, the first day of fiscal 2008. The adoption required no adjustment to the opening balance of retained earnings on October 1, 2007. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. On the date of adoption, the gross amount of the liability for unrecognized tax benefits was approximately $169,000.

We maintain a full valuation allowance on our net deferred tax assets of $6.4 million and $6.1 million as of December 31, 2007 and September 30, 2007, respectively. The valuation allowance was determined in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; and recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

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

We file income tax returns, including returns for our subsidiaries, with federal, state, local and foreign jurisdictions. We are not currently under audit by the Internal Revenue Service (IRS). The IRS and significant foreign jurisdictions in which we file have either examined or waived examination of all periods prior to our fiscal year ended September 30, 2006. Periodically, state, local, and foreign income tax returns are examined by various taxing authorities. We do not believe the outcome of these various examinations would have a material adverse impact on our financial statements.

We have recorded unrecognized tax benefits of $87,000 (including interest and penalties) related primarily to apportionment issues in one or more states. Additionally, we have unrecognized tax benefits of $82,000 related to various foreign jurisdictions.

In accordance with our accounting policy, we include accrued interest and penalties related to unrecognized tax benefits as a component of tax expense for all periods presented. The Company has accrued approximately $12,000 for the payment of interest and penalties at October 1, 2007. Subsequent changes to accrued interest and penalties have not been significant and this policy did not change as a result of the adoption of FIN 48.

As a result of significant income tax loss carry-forwards, on an interim basis, we recognized no income tax expense or benefit for the three months ended December 31, 2007 and 2006.

7.	Stock-based Compensation

We account for stock-based compensation expense under Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

We recorded stock compensation and the related tax benefit in the three months ended December 31, 2007 and 2006 as follows:

	Three Months Ended December 31,
	2007	2006
	(In thousands)
Share-based compensation expense included in:
Cost of sales	$9	$9

Operating expenses:
Selling, general and administrative	24	24
Research and development	3	3

Total operating expenses	27	27

Total stock compensation expense	$36	$36

Tax benefit related to share-based compensation	$13	$10

Net share-based compensation expense	$23	$26

Net share-based compensation expense per share, basic and diluted	$0.00	$0.00

As of December 31, 2007, $342,000 of total unrecognized compensation costs related to non-vested stock option awards was expected to be recognized over a weighted average period of approximately four years. No stock options were exercised in the first three months of fiscal 2008. As of December 31, 2007, the intrinsic value of the stock options outstanding and exercisable was zero because the exercise prices were higher than the market value of our common stock as of that date.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the three months ended December 31, 2007 and 2006 were $162,000 and $99,000, respectively. The assumptions we used to determine fair value were as follows:

	Three Months Ended December 31,
	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	52%	49%
Risk-free interest rate	3.4%	4.8%
Expected life of options	4.75 years	4.75 years

The assumed expected 4.75-year life of our options is based on the simplified method allowed under SFAS 123(R) for options granted through December 31, 2007. Our stock options generally vest over four years of service and have a contractual life of seven years. At the beginning of fiscal 2008, we had 234,000, 468,000 and 594,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. However, since fiscal 2003, all options have been granted under the 2000 Plan. Option activity under the 2000 Plan during the three months ended December 31, 2007 was as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2007	811	$2.53
Granted	345	0.99
Canceled	(56)	4.02

Options outstanding, December 31, 2007	1,100	$1.97

The following tables summarize information concerning options outstanding and exercisable as of December 31, 2007:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$ 0.99 - 2.52	643	6.40	$1.12
2.59 - 3.10	189	3.00	2.72
3.12 - 4.80	255	2.46	3.34
5.06 - 7.75	13	1.78	5.82

0.99 - 7.75	1,100	4.84	$1.97

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$ 0.99 - 2.52	50	5.79	$1.30
2.59 - 3.10	79	3.48	2.80
3.12 - 4.80	226	2.19	3.33
5.06 - 7.75	13	1.78	5.82

0.99 - 7.75	368	2.94	$3.03

8.	Restructuring Initiative

In June and September 2006, we reduced our worldwide workforce, with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary, focusing our resources on a more strategically targeted market. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits, lowering annual operating expenses by over $3.0 million. We accounted for the restructuring in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of September 30, 2007, the balance sheet included $67,000 of accrued compensation expense related to the restructuring. As of December 31, 2007, we had paid out all severance benefits related to the restructuring.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, in our Form 10-K for the year ended September 30, 2007.

Executive Summary

Delphax Technologies Inc. (the Company, also referred to as “we”, “us” and “our”) incurred an operating loss of $624,000 for the first quarter of fiscal 2008, following four consecutive quarters of operating profit, including an operating profit of $266,000 for the first quarter of fiscal 2007. The net loss for the first quarter of fiscal 2008 was $1.1 million, compared with net income of $47,000 for the first quarter of fiscal 2007. Net sales decreased 15% and operating expenses increased 13% between periods.

The decline in net income was attributable to a number of factors, most significantly:

•

Revenues from the sale of maintenance, spare parts and supplies dropped to $9.8 million for the first quarter of fiscal 2008, compared with $10.7 million for the first quarter of fiscal 2007. The decline resulted from the loss of a few customers and lower usage by a few continuing customers between comparable quarters. No CR Series presses were sold in the current year quarter, compared with one in the prior year quarter;

•

Operating expenses were higher by $373,000 for the first three months of fiscal 2008 compared with the same period in fiscal 2007, primarily as a result of the weakening of the U.S. dollar against the Canadian dollar. Over the past few years, the U.S. dollar has generally weakened against the Canadian dollar. However, over the past year, the U.S. dollar has experienced significant volatility versus the Canadian dollar. For the first quarter of fiscal 2008, the Canadian dollar averaged $1.02, compared with $0.88 for the first quarter of fiscal 2007, an increase of 16%;

•

Net interest expense was approximately $84,000 higher for the first quarter of fiscal 2008 compared with the first quarter a year ago, primarily due to a higher interest rate on a higher level of subordinated debt;

•	We recognized a foreign exchange loss of $28,000 for the first quarter of fiscal 2008 compared with a gain of $116,000 for the year-earlier quarter.

Overview

We design, manufacture, sell and service advanced digital print production systems based on our patented electron-beam imaging (EBI) technology. Our digital presses deliver industry-leading throughput for both roll-fed and cut-sheet printing environments. These products are extremely versatile and handle a wide range of substrates from ultra lightweight paper to heavy stock. We provide digital printing solutions that can personalize, encode, print and collate documents for publishing, direct mail, legal, financial, security, forms and other commercial printing applications.

We operate and manage our business as a single business segment – the manufacture and marketing of advanced digital print production systems. We market our products and services through a direct sales force in the United States and a combination of a direct sales force and third party resellers and distributors in international markets. Our common stock is traded on the NASDAQ Capital Market under the symbol “DLPX.”

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. The accounting policies used in preparing our interim 2008 Condensed Consolidated Financial Statements were the same as those described in our Annual Report.

Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations as a percentage of net sales and should be read in connection with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended December 31,
	2007	2006
Sales:
Maintenance, spare parts and supplies	98.1%	91.9%
Printing equipment	1.9	8.1

NET SALES	100.0	100.0
Cost of sales	74.1	73.5

GROSS PROFIT	25.9	26.5

Operating Expenses:
Selling, general and administrative	22.7	16.9
Research and development	9.4	7.3

OPERATING EXPENSES	32.1	24.2

(LOSS) INCOME FROM OPERATIONS	(6.2)	2.3

Net interest expense	4.2	2.9
Net realized exchange gain	(0.4)	(0.6)
Net unrealized exchange loss (gain)	0.7	(0.4)

(LOSS) INCOME BEFORE INCOME TAXES	(10.7)	0.4

Income tax expense	—	—

NET (LOSS) INCOME	(10.7)%	0.4%

Net Sales.

Our revenues consist of sales of: (i) maintenance, spare parts and supplies; and (ii) printing systems and related equipment. Our printing systems primarily consist of the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. We sell the Foliotronic to customers with folio production applications. For the first quarter of fiscal 2008, net sales were $10.0 million, down 15% compared with net sales of $11.7 million for the first quarter of fiscal 2007.

For the first quarter of fiscal 2008, net sales from maintenance, spare parts and supplies – service revenues – of $9.8 million were down 9% from $10.7 million for the first quarter of fiscal 2007. We attribute the decrease in fiscal 2008 to the decline in usage in our customers’ installed base of equipment, due in part to the loss of a few customers and in part to lower usage by a few continuing customers between comparable quarters. Some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing volumes of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers. We expect this trend to continue until such time as installations of our newer CR Series printing systems are sufficient to reverse it.

Net sales of printing equipment were $194,000 for the first quarter of fiscal 2008, compared with $947,000 for the first quarter of fiscal 2007. No CR Series units were sold in the first quarter of fiscal 2008, compared with one in the first quarter of fiscal 2007. One CR Series unit was shipped to a new customer in the United Kingdom in the first quarter of fiscal 2008. We expect this transaction to be eligible for revenue recognition in the fourth quarter of fiscal 2008.

Gross Margin.

The Company’s gross margin percentage for the first quarter of fiscal 2008 was 26%, compared with 27% for the first quarter of fiscal 2007. Service support costs increased approximately 4% for the first quarter of fiscal 2008, compared with the first quarter of fiscal 2007, and increased as a percent of service revenues from 25% for the first quarter of fiscal 2007 to 29% for the first quarter of fiscal 2008. Service support costs – primarily salaries, wages and travel – are relatively fixed in the short run even as service revenues may fluctuate. However, although service support costs are more variable in the long run, the relationship is not directly proportional; if the downward trend of service revenues continues, we would expect customer support costs to increase as a percent of service revenues. The cost of goods sold was generally higher in the first quarter of fiscal 2008 compared with the same period in fiscal 2007 due to higher manufacturing costs resulting from the weaker U.S. dollar and the lower volume of product being manufactured, partially offset by a $0.5 million decrease in the level of manufacturing overhead expenses not capitalized into inventory.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $2.3 million for the first quarter of fiscal 2008, compared with $2.0 million for the same quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses were 23% for the first quarter of fiscal 2008, compared with 17% for the year-ago quarter. The increase was primarily due to the addition of sales and marketing staff and filling key positions in corporate finance and information technology. In addition, we participated in a trade show in the first quarter of fiscal 2008, but not in the first quarter of fiscal 2007, for an incremental cost of approximately $65,000.

Research and Development Expenses.

Research and development expenses were $941,000 for the first quarter of fiscal 2008, compared with $856,000 for the first quarter of fiscal 2007, or 9% and 7% of net sales in each period, respectively. Our research and development activities are conducted at our subsidiary in Canada, and the increase in costs year-over-year was primarily due to the weakening of the U.S. dollar against the Canadian dollar. In addition, during the first quarter of fiscal 2007, there was a vacancy in the Vice President of Engineering position. This position was filled in the third quarter of fiscal 2007.

Net Interest Expense.

Net interest expense for the first quarter of fiscal 2008 was $419,000 (consisting of $355,000 cash and $64,000 non-cash interest), compared with $335,000 (consisting of $224,000 cash and $111,000 non-cash interest) for the first quarter of fiscal 2007. Cash interest expense includes the nominal rate of interest on the loans plus certain credit fees and the amortization of the costs of entering into the debt agreements. Non-cash interest relates to our subordinated debt and includes amortization of original issue discount on the debt and interest paid in shares of our common stock.

Average bank debt levels were lower by approximately $2.0 million in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007, and the prime rate was lower in the current fiscal-year quarter than in the year-ago quarter. However, subordinated debt increased from a face value of $3.0 million in the first quarter of fiscal 2007 to a face value of $7.0 million in the first quarter of fiscal 2008. The interest rate on the $3.0 million of subordinated debt outstanding for the first quarter of fiscal 2007 was 7% and the interest was paid in a fixed number of shares of our common stock; thus, interest expense increased or decreased with increases or decreases in the market value of our common stock. The interest rate applicable to the $7.0 million of subordinated debt outstanding for the first quarter of fiscal 2008 is 12%, of which 3% may at our option be paid in a variable number of shares of common stock, based on the market price of our common stock, but the dollar amount of the interest does not fluctuate. For the three months ended December 31, 2007, we paid the interest due on the subordinated debt in cash.

Foreign Exchange Gains and Losses.

Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of spot currency exchange transactions and transactions among the Company and its subsidiaries having different functional currencies. The net transactional exchange loss for the three months ended December 31, 2007 was $28,000, compared with a gain of $116,000 for the same period in fiscal 2007. Although the U.S. dollar weakened relative to the Canadian dollar, the Pound Sterling and the Euro in both the first quarters of fiscal 2008 and 2007, between quarterly periods, the mix of the foreign exchange gains and losses derived from spot currency transactions and from intercompany transactions varied and the rate at which the U.S. dollar weakened against the Canadian dollar was significantly greater in the first quarter of fiscal 2008 than in the first quarter of fiscal 2007. During the first quarter of fiscal 2008, the U.S. dollar weakened by approximately 5% against the Canadian dollar, compared with approximately a 1% strengthening of the U.S. dollar against the Canadian dollar during the first quarter of fiscal 2007.

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

Income Taxes.

As a result of significant income tax loss carry-forwards, we expect to incur no income taxes in fiscal 2008, and on an interim basis for the first quarter of fiscal 2008, we recognized no income tax expense or benefit. For the first quarter of fiscal 2007, we also recognized no income tax expense or benefit. As of December 31, 2007 and 2006, we had fully reserved deferred tax assets of $6.4 million and $6.1 million, respectively, recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

Earnings or Loss per Share.

For the first quarter of fiscal 2008, basic and diluted loss per share was $0.16, compared with basic and diluted earnings per share of $0.01 for the first quarter of fiscal 2007. The decline was primarily due to lower revenues, coupled with higher operating expenses, interest costs on debt and foreign exchange losses in the first quarter of fiscal 2008 compared with the same period in fiscal 2007.

Market Risk

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

The Company’s net investment in its foreign subsidiaries, translated into U.S. dollars at the closing exchange rates, was $1.8 million at December 31, 2007, compared with $3.0 million at September 30, 2007.

Substantial costs in Canadian dollars. We estimate that approximately 40% of our costs in any period (principally payroll and inventory acquisition costs) are paid in Canadian dollars. Substantially all of our manufacturing operations and our research and development activities are conducted by our Canadian subsidiary, which, unlike our other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the U.S. dollar has declined, higher manufacturing costs and higher operating expenses are incurred in U.S. dollars for the same expenditures on a local currency basis. The recent declines in the U.S. dollar relative to the Canadian dollar have increased our operating costs. Based on current operating levels and prevailing exchange rates, USD1.00 to CDN0.99 at December 31, 2007, a hypothetical 10% weakening of the U.S. dollar against the Canadian dollar, would increase our costs approximately $1.5 million to $2.0 million per year.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. The Company did not enter into any foreign exchange contracts in the first quarter of fiscal 2008 or in fiscal 2007. However, strategies to reduce the magnitude of foreign exchange gains or losses will be considered if economical and practical.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $10,000 and $14,000 for the first quarters of fiscal 2008 and 2007, respectively.

Our secured subordinated debt is outstanding at a fixed interest rate of 12%.

Risk Related to Operations

Risks Related to Product Acceptance and Operations

Reliance on major customers. In fiscal 2007 and the first quarter of fiscal 2008, we had two significant customers, Harland Clarke and RR Donnelley. Net sales from these two customers have been significant to total net sales. The loss of, or a significant decrease in net sales to, either of these customers would have a material adverse effect on the Company’s financial condition and results of operation. Sales to Harland Clarke were $3.4 million and $3.6 million, or 34% and 31% of total net sales, for the three months ended December 31, 2007 and 2006, respectively. Sales to RR Donnelley were $2.0 million and $2.4 million, or 20% and 21% of total net sales, for the three months ended December 31, 2007 and 2006, respectively.

Harland Clarke was formed in May 2007 when Clarke’s parent company acquired Harland, our largest customer. While there can be no certainty concerning actions planned or under consideration by the acquirer, considering the very significant investment Harland has made in Delphax equipment and the multi-year maintenance agreement with Harland currently in effect through December 31, 2008, we expect the acquisition will have no significant impact on our business in the near term. For the long-term, it is unclear what impact, if any, the acquisition will have on us. The effect could be positive (purchase of additional products and services from us), negative (reduced or discontinued use of our equipment currently in service) or no change (business as usual).

Risks Related to Working Capital and Stock Listing

Requirements for availability of working capital. We depend on our revolving credit facilities for working capital. The lenders have a security interest in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on: (i) maintaining a borrowing base of eligible accounts receivable and eligible inventory and (ii) complying with financial covenants concerning minimum operating performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. If the Company is unable to generate a sufficient borrowing base or comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.

Notice from NASDAQ as to continued eligibility for NASDAQ listing. In October 2007, we received notice from NASDAQ that our common stock does not comply with NASDAQ rules for continued listing as a result of the bid price for our common stock being below $1.00 per share for 30 consecutive business days. We can regain compliance if the bid price closes at $1.00 per share or higher for at least ten consecutive business days prior to April 28, 2008, although NASDAQ may, in its discretion, require compliance for a longer period (generally no more than 20 consecutive business days) to demonstrate the ability to maintain long-term compliance. The deadline for compliance might be extended in certain circumstances. If the Company’s stock does not comply with NASDAQ rules for continued listing, it will be delisted from the NASDAQ Stock Market, and would likely trade on the OTC Bulletin Board. Such a change could reduce the liquidity of the Company’s common stock.

Liquidity and Capital Resources

Working capital was $14.9 million at December 31, 2007, compared with $16.0 million at September 30, 2007. The decrease was primarily the result of a $1.6 million decrease in accounts receivable due to the timing of collection from our largest customer and lower sales for the first quarter of fiscal 2008 compared with the fourth quarter of fiscal 2007, partially offset by a $690,000 increase in cash.

As of December 31, 2007, we were in compliance with the terms of the credit and the securities purchase agreements. In December 2007, we agreed with our lenders to amend the senior credit agreements to establish new financial covenants for fiscal 2008 – minimum operating performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. In addition, the interest rate on our revolving loans was increased, from prime plus one-half of one percent, to prime plus one percent. Debt totaled approximately $9.3 million and $9.5 million as of December 31, 2007 and September 30, 2007, respectively, detailed as follows:

	December 31, 2007		September 30, 2007
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$621	$—	$653	$—
Revolving loans, with limits of $13.0 million as of December 31, and September 30, 2007	3,405	4,976	3,494	5,939
Line of credit - France	—	72	70	70

Total bank credit facilities	4,026	5,048	4,217	6,009
Subordinated notes:
12% secured note, $7.0 million issued at a discount of $1.9 million amortized over the five-year term of the loan	5,155	—	5,091	—

Total debt, excluding capital leases	9,181	5,048	9,308	6,009

Capital leases	142	—	150	—

Total debt	$9,323	$5,048	$9,458	$6,009

Subject to the risks described above under “Risks Related to Working Capital and Stock Listing,” we expect availability under the credit facilities as amended in the first quarter of fiscal 2008 to be adequate to fund operations throughout fiscal 2008.

During the three months ended December 31, 2007, we committed to capital expenditures totaling approximately $617,000 for computer and communication equipment.

Cautionary Statement

Statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s Annual Report, the Company’s Form 10-K, in other filings with the Securities and Exchange Commission, in our press releases and in oral statements made to securities market analysts and shareholders, which are not historical or current facts, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, in our Form 10-K for our fiscal year ended September 30, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The information called for by this item is provided under the caption “Market Risk” under Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

The subordinated note provides for 12% interest, of which 3% may at our option be paid in shares of our common stock, based on the market value of our common stock at the time of the quarterly interest payment. Market value is defined as the average closing prices of our common stock for the 20 trading days ending on the trading day prior to the determination date. On October 1, 2007, we issued 12,065 shares of our common stock in payment of $12,000 of accrued interest on the subordinated note. The shares issued on October 1, 2007 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 4.	Submission of Matters to a Vote of Security Holders.

We plan to hold our Annual Meeting of Shareholders on March 13, 2008, at 3:30 p.m. Central Time at the Company’s headquarters at 6100 West, 110th Street, Bloomington, MN 55438, for shareholders of record on January 21, 2008. As of that date, 6,530,430 shares of capital stock of Delphax were outstanding and entitled to vote at the meeting, as reported in our Definitive 14A filed with the Securities and Exchange Commission on January 28, 2008.

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

DELPHAX TECHNOLOGIES INC.
Registrant

Date February 13, 2008	/s/ Dieter P. Schilling
Dieter P. Schilling
President and Chief Executive Officer

Date February 13, 2008	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer (Chief Financial Officer and Chief Accounting Officer)