Form 10-Q
period 2008-03-31
DELPHAX TECHNOLOGIES INC
filed 2008-05-13
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

The number of shares outstanding of registrant’s common stock as of May 9, 2008 was: 6,530,430.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	March 31, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$450	$549
Accounts receivable, net (Note 2)	4,922	7,177
Inventory (Note 2)	13,731	13,725
Other current assets	1,517	1,281

TOTAL CURRENT ASSETS	20,620	22,732
Equipment and fixtures, net	1,792	1,351
Other non-current assets	1,666	1,513

TOTAL ASSETS	$24,078	$25,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,125	$2,608
Accrued compensation	1,591	1,746
Other accrued expenses	2,040	1,955
Income taxes payable	168	169
Current portion of bank credit facilities and capital lease obligations	329	235

TOTAL CURRENT LIABILITIES	6,253	6,713
Long-term portion of bank credit facilities, subordinated debt and capital lease obligations	10,317	9,223

TOTAL LIABILITIES	16,570	15,936

SHAREHOLDERS’ EQUITY (Note 2)
Common stock - par value $0.10 per share - authorized 50,000 shares; issued and outstanding: 6,530 and 6,518 as of March 31, 2008 and September 30, 2007, respectively	653	652
Additional paid-in capital	21,820	21,735
Accumulated other comprehensive loss	(517)	(455)
Accumulated deficit	(14,448)	(12,272)

TOTAL SHAREHOLDERS’ EQUITY	7,508	9,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,078	$25,596

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Sales:
Maintenance, spare parts and supplies	$9,827	$10,991	$19,612	$21,727
Printing equipment	37	322	231	1,269

NET SALES	9,864	11,313	19,843	22,996
Cost of sales	7,345	7,884	14,741	16,467

GROSS PROFIT	2,519	3,429	5,102	6,529

Operating Expenses:
Selling, general and administrative	2,259	2,403	4,525	4,381
Research and development	989	836	1,930	1,692

OPERATING EXPENSES	3,248	3,239	6,455	6,073

(LOSS) INCOME FROM OPERATIONS	(729)	190	(1,353)	456

Net interest expense	452	315	871	650
Net realized exchange loss (gain)	62	(8)	25	(81)
Net unrealized exchange gain	(138)	(61)	(73)	(104)

LOSS BEFORE INCOME TAXES	(1,105)	(56)	(2,176)	(9)

Income tax expense	—	6	—	6

NET LOSS	$(1,105)	$(62)	$(2,176)	$(15)

Basic and diluted loss per common share	$(0.17)	$(0.01)	$(0.33)	$(0.00)

Weighted average number of shares outstanding during the period:
Basic	6,530	6,455	6,530	6,447
Diluted	6,530	6,455	6,530	6,447

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(2,176)	$(15)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	361
Non-cash interest on subordinated debt:
Amortization of original issue discount	131	184
Issuance of common stock	—	41
Stock-based compensation	75	74
Other	43	(28)
Changes in operating assets and liabilities:
Accounts receivable	2,255	(894)
Inventory	(6)	2,210
Other current assets	(236)	(453)
Accounts payable and accrued expenses	(746)	(2,481)

NET CASH USED IN OPERATING ACTIVITIES	(452)	(1,001)

INVESTING ACTIVITIES
Purchase of equipment and fixtures	(80)	(19)

NET CASH USED IN INVESTING ACTIVITIES	(80)	(19)

FINANCING ACTIVITIES
Issuance of subordinated debt	—	900
Borrowing (payment) on bank credit facilities, net	537	(270)
Debt financing costs	(196)	—
Checks written in excess of bank balances	204	231
Principal payments on capital lease obligations	(47)	(62)

NET CASH PROVIDED BY FINANCING ACTIVITIES	498	799

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(65)	132

DECREASE IN CASH AND CASH EQUIVALENTS	(99)	(89)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	549	582

CASH AND CASH EQUIVALENTS, END OF PERIOD	$450	$493

Supplemental disclosure of non-cash activities:
Issuance of warrants	$—	$660
Debt financing costs	—	40
Purchase of equipment and software through capital lease obligations	567	—

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Interim Financial Statements

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

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates. The results of operations for the three and six months ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.

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

2.	Balance Sheet Information

As of March 31, 2008 and September 30, 2007, accounts receivable, net was comprised as follows:

	March 31, 2008	September 30, 2007
	(In thousands)
Accounts receivable	$5,107	$7,352
Allowance for doubtful accounts	(185)	(175)

Accounts receivable, net	$4,922	$7,177

As of March 31, 2008 and September 30, 2007, inventory was comprised as follows:

	March 31, 2008	September 30, 2007
	(In thousands)
Raw materials and component parts	$7,339	$7,830
Work-in-progress	1,027	990
Finished goods	5,365	4,905

	$13,731	$13,725

For fiscal 2008, changes in the equity accounts were comprised as follows:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
	(in thousands)
Balance, September 30, 2007	6,518	$652	$21,735	$(455)	$(12,272)	$9,660
Comprehensive loss:
Net loss	—	—	—	—	(1,071)	(1,071)
Translation adjustment	—	—	—	(6)	—	(6)

Total comprehensive loss						(1,077)

Interest paid in common stock	12	1	10	—	—	11
Stock-based compensation	—	—	37	—	—	37

Balance, December 31, 2007	6,530	653	21,782	(461)	(13,343)	8,631
Comprehensive loss:
Net loss	—	—	—	—	(1,105)	(1,105)
Translation adjustment	—	—	—	(56)	—	(56)

Total comprehensive loss						(1,161)

Stock-based compensation	—	—	38	—	—	38

Balance, March 31, 2008	6,530	$653	$21,820	$(517)	$(14,448)	$7,508

3.	Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Numerator:
Numerator for basic loss per share	$(1,105)	$(62)	$(2,176)	$(15)
Dilutive potential loss, convertible subordinated note	—	—	—	—

Numerator for diluted loss per share	$(1,105)	$(62)	$(2,176)	$(15)

Denominator:
Denominator for basic loss per share, weighted average shares	6,530	6,455	6,530	6,447

Dilutive potential shares:
Employee stock options	—	—	—	—
Warrants	—	—	—	—
Convertible subordinated note	—	—	—	—

Dilutive potential shares	—	—	—	—

Denominator for basic loss per share, weighted average shares	6,530	6,455	6,530	6,447

Loss per share - basic	$(0.17)	$(0.01)	$(0.33)	$(0.00)

Loss per share - diluted	$(0.17)	$(0.01)	$(0.33)	$(0.00)

Dilutive potential losses and dilutive potential shares excluded from calculation of the numerator and denominator because the effects would be antidilutive were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Dilutive potential losses:
Convertible subordinated note excluded because the effect would be antidilutive	$—	$114	$—	$225

Denominator:
Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money:
Stock options	1	9	—	8
Warrants	—	—	—	—
With exercise prices greater than the average market prices of the common shares for those periods:
Stock options	1,097	581	1,065	567
Warrants	8,134	587	8,300	551
Convertible subordinated note	—	938	—	938

4.	Comprehensive Loss or Income

The components of comprehensive loss or income for the three and six months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(1,105)	$(62)	$(2,176)	$(15)
Foreign currency translation adjustment	(56)	14	(62)	137

Comprehensive (loss) income	$(1,161)	$(48)	$(2,238)	$122

5.	Senior Credit Facilities and Secured Subordinated Debt

Our debt primarily consists of $13.7 million in senior credit facilities, including revolving and term loans, and a $7.0 million 12% secured subordinated note (the Note). We entered into these financing arrangements on September 10, 2007, replacing our prior bank credit facilities and convertible subordinated debt, incurring costs related to early extinguishment of debt of approximately $150,000. In refinancing our senior credit facilities, we incurred financing costs of approximately $1.4 million, $556,000 of which is being amortized to interest expense over the four-year term of the credit facilities and $873,000 of which is being amortized to interest expense over the five-year term of the Note. The senior credit facilities and the Note are secured by substantially all of our assets, expire September 10, 2011 and 2012, respectively, and prohibit the payment of cash dividends.

Our senior credit financing has both U.S. and Canadian components. The U.S. component consists of a secured four-year revolving credit facility of up to $8.0 million, subject to a borrowing base of accounts receivable and inventory and certain financial covenants. The Canadian component consists of: (i) a four-year term loan of $653,000 based on equipment, and (ii) a four-year revolving credit facility of up to $6.0 million, of which $4.0 million is subject to a borrowing base of Canadian inventory, and $2.0 million is subject to a borrowing base of accounts receivable and inventory of our European subsidiaries. Our borrowing is further limited by our Note, under which total debt outstanding under both the credit facilities and the Note cannot exceed 90% of eligible accounts receivable, plus the lesser of 85% of consolidated balance sheet inventory and $12.0 million. In addition, certain financial covenants must be met at all times. Although revolving facilities limits under the U.S. and Canadian agreements total $14.0 million, total borrowing under the revolving facilities is capped at $13.0 million, and the maximum borrowing under the term loan is fixed at the initial advance of $653,000, for a total facility of $13.7 million. In December 2007, we agreed with our lenders to amend the senior credit agreements to establish new financial covenants for fiscal 2008 – minimum operating performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. In addition, the interest rate on our revolving loans was increased, from prime plus one-half of one percent, to prime plus one percent. As of March 31, 2008, the interest rate applicable to our revolving loans was 6.25%; credit available under the senior debt facilities was $3.8 million more than the debt outstanding; and we were in compliance with the terms of the credit agreements.

In September 2007, we completed the private placement at par of the Note with Whitebox Delphax, Ltd. (Whitebox). As agreed in the securities purchase agreement, we may elect to pay up to 3% of the 12% per annum interest due under the Note in the form of shares of our common stock, based on the market value of the common stock at the time of the quarterly interest payment. Market value is defined as the average closing prices of our common stock for the 20 trading days ending on the trading day prior to the determination date. We have paid fiscal 2008 interest due on the Note in cash. The Note may not be prepaid, except that after the second anniversary of the date of issuance, we may at our discretion give notice to prepay the Note, in whole or in part, if: (i) our common stock has traded at or above an average of $3.00 per share for the 15 trading dates prior to the notice of prepayment; and (ii) there has been no continuing event of default during the period from the 30 days prior to the date of the prepayment notice through the prepayment date. As of March 31, 2008, we were in compliance with the terms of the securities purchase agreement. In a letter to the Company dated May 7, 2008, Whitebox asserts that the Company is in default under its securities purchase agreement and registration rights agreement with Whitebox, as a result of the Company’s common stock ceasing to trade on NASDAQ as of the opening of business on May 8. See Note 8, “Subsequent Events,” for further details.

The Note is accompanied by warrants (the Warrants) to purchase 7,500,000 shares of common stock at an exercise price of $1.28 per share if paid in cash or $1.00 per share if paid by extinguishing indebtedness under the Note. In addition, until September 10, 2008, Whitebox has the right to purchase at par an additional note in the principal amount of up to $1,400,000 and a warrant for up to an additional 1,500,000 shares of our common stock. If that additional warrant is issued, a total of 9,000,000 shares will be available under the Warrants and these shares will constitute approximately 58.1% of the outstanding shares. However, the Warrants provide that no holder of a warrant will have the right to exercise the warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.99% of the Company’s shares outstanding after giving effect to the exercise. The Warrants also provide that unless the holder gives us at least 60 days prior written notice, no holder will have the right to exercise the warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s shares outstanding after giving effect to the exercise. The Warrants are exercisable anytime up to and including the date of expiration on September 10, 2012. The price of the Warrants is subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the Company’s capitalization. The relative fair value of the Warrants on September 10, 2007 was estimated to be approximately $1.9 million, recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The estimated fair value was determined using the Black-Scholes option pricing model using the following assumptions: zero dividend yield, risk free interest rates of 4.04% to 4.55%, volatility of 53.0% and a term of 5 years. The original issue discount is being amortized to interest expense over the five-year life of the Note.

In the securities purchase agreement, we also agreed that as long as Whitebox holds at least $1.0 million of Notes or at least 1,000,000 shares of our common stock, it may propose a person to be elected to our Board of Directors and we will use our best efforts to cause that person to be elected. To date, Whitebox has proposed no candidate for election to our Board of Directors.

Throughout the majority of fiscal 2007, our subsidiaries in the United Kingdom and France had lines of credit of £100,000 and €50,000, respectively. The line of credit in the United Kingdom was terminated in September 2007. The line of credit in France (approximately $74,000 at the March 31, 2008 exchange rate) remained in place as of March 31, 2008, but no amount was outstanding as of that date. As of March 31, 2008 and September 30, 2007, our subsidiary in the United Kingdom had in place a guarantee to Her Majesty’s Revenue and Customs in the amount of £50,000 (approximately $99,000 at the March 31, 2008 exchange rate).

As of March 31, 2008, we had $4.8 million of debt under the senior credit facilities outstanding at a nominal annual interest rate of prime plus one percent, or 6.25%, and $7.0 million outstanding under the Note at a nominal rate of 12%. Total interest expense includes both cash and non-cash interest expense. Cash interest expense includes all interest paid or accrued in cash, unused line of credit fees and amortization of financing costs. Non-cash interest expense includes interest paid in common stock and amortization of original issue discount on the Note. As of March 31, 2008, the effective annual interest rate on all bank debt was approximately 10.5% and the effective annual interest rate on all debt was approximately 18.0%.

6.	Income Taxes

We adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 (FIN 48), effective October 1, 2007, the first day of fiscal 2008. The adoption required no adjustment to the opening balance of retained earnings on October 1, 2007. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. On the date of adoption, the gross amount of the liability for unrecognized tax benefits was approximately $169,000, consisting of $87,000 (including interest and penalties) related primarily to apportionment issues in one or more states and $82,000 related to various foreign jurisdictions.

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

We maintain a full valuation allowance on our net deferred tax assets of $6.8 million and $6.1 million as of March 31, 2008 and September 30, 2007, respectively. The valuation allowance was determined in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; and recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

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

As a result of significant income tax loss carry-forwards, on an interim basis, we recognized no income tax expense or benefit for the three and six months ended March 31, 2008 and income tax expense of $6,000 for the three and six months ended March 31, 2007 for estimated alternative minimum taxes.

7.	Stock-Based Compensation

We account for stock-based compensation expense under Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

We recorded stock compensation and the related tax benefit for the three and six months ended March 31, 2008 and 2007 as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Share-based compensation expense included in:
Cost of sales	$9	$10	$18	$19

Operating expenses:
Selling, general and administrative	27	25	51	49
Research and development	3	3	6	6

Total operating expenses	30	28	57	55

Total stock compensation expense	$39	$38	$75	$74

Tax benefit related to share-based compensation	$14	$9	$27	$19

Net share-based compensation expense	$25	$29	$48	$55

Net share-based compensation expense per share, basic and diluted	$0.00	$0.00	$0.01	$0.01

As of March 31, 2008, $315,000 of total unrecognized compensation costs related to non-vested stock option awards was expected to be recognized over a weighted average period of approximately four years. No stock options were exercised in the first six months of fiscal 2008. As of March 31, 2008 and 2007, the intrinsic values of the stock options outstanding and exercisable stock options were zero.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the three months ended March 31, 2008 and 2007 were $15,000, $34,000, respectively and for the six months ended March 31, 2008 and 2007 were $177,000 and $133,000, respectively. The assumptions we used to determine fair value were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	58%	53%	55%	49%
Risk-free interest rate	2.2%	4.7%	2.8%	4.8%
Expected life of options	4.75 years	4.75 years	4.75 years	4.75 years

The assumed expected 4.75-year life of our options is based on the simplified method allowed under SFAS 123(R) for options granted through December 31, 2007. Because, in our opinion, there is insufficient Delphax share option exercise information available to estimate an expected option term, we have continued to apply the simplified method for options granted through March 31, 2008, as allowed under Staff Accounting Bulletin No. 110.

Our stock options generally vest over four years of service and have a contractual life of seven years. At the beginning of fiscal 2008, we had 234,000, 468,000 and 594,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. Since fiscal 2003, all options have been granted under the 2000 Plan.

Option activity under the 2000 Plan during the six months ended March 31, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2007	811	$2.53
Granted	432	0.86
Canceled	(65)	3.71

Options outstanding, March 31, 2008	1,178	$1.86

The following tables summarize information concerning options outstanding and exercisable as of March 31, 2008:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$0.35 - 2.52	721	6.25	$1.03
2.59 - 3.10	189	2.71	2.72
3.12 - 4.80	255	2.21	3.34
5.06 - 7.75	13	1.53	5.82

0.35 - 7.75	1,178	4.76	$1.86

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$0.99 - 2.52	61	5.59	$1.31
2.59 - 3.10	86	3.19	2.82
3.12 - 4.80	226	1.94	3.33
5.06 - 7.75	13	1.53	5.82

0.99 - 7.75	386	2.78	$2.98

8.	Subsequent Events

In May 2008, we reduced our worldwide workforce with staff reductions in all areas of the Company, but primarily in sales and marketing and manufacturing. We expect to incur approximately $2.0 million in restructuring expenses, comprised solely of employee severance benefits. We will account for the restructuring in accordance with Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). We expect to pay out severance benefits in declining amounts through June 2009.

In June and September 2006, we reduced our worldwide workforce, with most of the staff reductions in research and development and manufacturing positions in our Canadian subsidiary, focusing our resources on a more strategically targeted market. We incurred approximately $2.5 million in restructuring expenses, comprised solely of employee severance benefits, lowering annual operating expenses by over $3.0 million. We accounted for the restructuring in accordance with SFAS 146. As of September 30, 2007, the balance sheet included $67,000 of accrued compensation expense related to the restructuring. We paid out all severance benefits related to the restructuring in the first quarter of fiscal 2008.

In a letter to the Company dated May 7, 2008, Whitebox asserts that the Company is in default under its securities purchase agreement and registration rights agreement with Whitebox, as a result of the Company’s common stock ceasing to trade on NASDAQ as of the opening of business on May 8. The letter also states that, as a result, the Company owes Whitebox monthly penalty payments under the registration rights agreement equal to 1% of the principal amount of the indebtedness in the first month and 2% per month thereafter. The securities purchase agreement requires the Company to make its best efforts to maintain the NASDAQ listing. The Company believes that it did make such efforts and is not in default under the securities purchase agreement. We have not disputed that the penalty payments are provided for in the registration rights agreement. However, the Company is prohibited from making, and Whitebox is prohibited from receiving, such payments under the terms of the subordination agreement between Whitebox and the Company’s senior lender. The subordination agreement also prohibits Whitebox from taking any enforcement action under any of the agreements relating to the Company’s indebtedness for a period of 180 days, subject to certain exceptions. The Company has been advised by counsel to the senior lender that the senior lender is notifying Whitebox of this prohibition. The Company’s not making the penalty payment to Whitebox when it is due in early June would likely entitle the Company’s senior lender to invoke the cross-default provisions of the Company’s senior credit agreement, and it is not known at this time whether the senior lender will do so.

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

Executive Summary

Delphax Technologies Inc. (the Company, also referred to as “we”, “us” and “our”) incurred operating losses of $729,000 and $1.4 million for the three and six months ended March 31, 2008, compared with operating profits of $190,000 and $456,000 for the same periods in fiscal 2007. Net losses for the second quarter and first half of fiscal 2008 were $1.1 million and $2.2 million, respectively, compared with $62,000 and $15,000 for the second quarter and first half of fiscal 2007, respectively. The increased losses between comparable periods were the result of weaker results in all areas, lower net sales, lower gross margins, flat to higher operating expenses, higher net interest expense and flat to lower net foreign exchange gains. Most significantly:

•

Total revenues declined by $1.4 million for the second quarter of fiscal 2008, compared with the second quarter of fiscal 2007 and declined by $3.2 million for the first half of fiscal 2008, compared with the same period a year ago. Revenues from the sale of maintenance, spare parts and supplies dropped to $9.8 million for the second quarter of fiscal 2008, from $11.0 million for the second quarter of fiscal 2007. For the first half of fiscal 2008, revenues from the sale of maintenance, spare parts and supplies dropped to $19.6 million, from $21.7 million for the first half of fiscal 2007. The declines resulted from a declining customer base and lower usage by continuing customers between comparable periods. Equipment revenues were also lower for the second quarter and first six months of fiscal 2008 compared with the same periods a year ago. No CR Series presses were sold in the current fiscal year, compared with one in the first quarter of fiscal 2007.

•

Operating expenses were flat for the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007. Operating expenses were higher by $382,000 for the first half of fiscal 2008 compared with the same period in fiscal 2007, primarily as a result of the weakening of the U.S. dollar against the Canadian dollar in the first quarter of fiscal 2008 compared with the year-earlier quarter. For the first quarter of fiscal 2008, the Canadian dollar averaged $1.02, compared with $0.88 for the first quarter of fiscal 2007, an increase of 16%.

•

Net interest expense was approximately $137,000 higher for the second quarter and $221,000 higher for the first half of fiscal 2008 compared with the year-ago periods, primarily due to a higher interest rate on a higher level of subordinated debt.

•

We recognized a net foreign exchange gain of $76,000 for the second quarter of fiscal 2008 compared with a net gain of $69,000 for the year-earlier quarter. For the first six months of fiscal 2008 and 2007, we recognized net foreign exchange gains of $48,000 and $185,000, respectively.

In May 2008, we reduced our worldwide workforce with staff reductions in all areas of the Company, but primarily in sales and marketing and manufacturing. We expect to incur approximately $2.0 million in restructuring expenses, comprised solely of employee severance benefits. We will account for the restructuring in accordance with SFAS 146. We expect to pay out severance benefits in declining amounts through June 2009.

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

We operate and manage our business as a single business segment – the manufacture and marketing of advanced digital print production systems. We market our products and services through a direct sales force in the United States and a combination of a direct sales force and third-party resellers and distributors in international markets. Our common stock is currently quoted over the counter under the symbol “DLPX.PK.”

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. The accounting policies used in preparing our interim 2008 Condensed Consolidated Financial Statements were the same as those described in our Annual Report.

Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations as a percentage of net sales and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Sales:
Maintenance, spare parts and supplies	99.6%	97.2%	98.8%	94.5%
Printing equipment	0.4	2.8	1.2	5.5

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	74.5	69.7	74.3	71.6

GROSS PROFIT	25.5	30.3	25.7	28.4

Operating Expenses:
Selling, general and administrative	22.9	21.2	22.8	19.0
Research and development	10.0	7.4	9.7	7.4

OPERATING EXPENSES	32.9	28.6	32.5	26.4

(LOSS) INCOME FROM OPERATIONS	(7.4)	1.7	(6.8)	2.0

Net interest expense	4.6	2.8	4.5	2.8
Net realized exchange loss (gain)	0.6	(0.1)	0.1	(0.3)
Net unrealized exchange gain	(1.4)	(0.5)	(0.4)	(0.4)

LOSS BEFORE INCOME TAXES	(11.2)	(0.5)	(11.0)	(0.1)

Income tax expense	0.0	0.0	0.0	0.0

NET LOSS	(11.2)%	(0.5)%	(11.0)%	(0.1)%

Net Sales.

Our revenues consist of sales of: (i) maintenance, spare parts and supplies; and (ii) printing systems and related equipment. Our flagship printing systems are the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. We sell the Foliotronic to customers with folio production applications. For the second quarter of fiscal 2008, net sales were $9.9 million, down 13% compared with net sales of $11.3 million for the second quarter of fiscal 2007. For the first half of fiscal 2008, net sales were $19.8 million, compared with $23.0 million for the first half of fiscal 2007, down 14% year-over-year.

For the second quarter of fiscal 2008, net sales from maintenance, spare parts and supplies – service revenues – of $9.8 million were down 11% from $11.0 million for the second quarter of fiscal 2007. For the first half of fiscal 2008, service revenues were $19.6 million, compared with $21.7 million for the first six months of fiscal 2007, a decrease of 10%. We attribute the decreases in the fiscal 2008 periods compared with fiscal 2007 to the decline in usage in our customers’ installed base of equipment, due in part to a declining customer base and in part to lower usage by continuing customers between comparable periods. Some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing volumes of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers. We expect this trend to continue until such time as revenues from sales of printing systems are sufficient to reverse it.

Net sales of printing equipment were $37,000 and $231,000 for the three and six months ended March 31, 2008, respectively, compared with $322,000 and $1.3 million, respectively, for the comparable periods in fiscal 2007. No CR Series units were sold in the first half of fiscal 2008, compared with one in the first half of fiscal 2007. No CR Series units were sold in the second quarter of either fiscal year. One CR Series unit was shipped to a new customer in the United Kingdom in the first quarter of fiscal 2008. We expect this transaction to be eligible for revenue recognition in the fourth quarter of fiscal 2008.

Gross Margin.

The Company’s gross margin percentage for the second quarter of fiscal 2008 was 26%, compared with 30% for the second quarter of fiscal 2007. For the first six months of fiscal 2008 and 2007, our gross margin percentage was 26% and 28%, respectively. Service support costs were flat at $2.9 million for the second quarters of fiscal 2008 and 2007. For the six months ended March 31, 2008, service support costs were approximately $5.7 million, slightly higher than the $5.6 million incurred for the same period in fiscal 2007. As a percent of service revenues, service support costs increased from 26% for the fiscal 2007 periods to 29% for the 2008 periods. Service support costs – primarily salaries, wages and travel – are relatively fixed in the short run even as service revenues may fluctuate. However, although service support costs are more variable in the long run, the relationship is not directly proportional; if the downward trend of service revenues continues, we would expect customer support costs to increase as a percent of service revenues.

The cost of goods sold was generally higher in the second quarter and first half of fiscal 2008 compared with the same periods in fiscal 2007, due to higher manufacturing costs resulting from the weaker U.S. dollar and the lower volume of product being manufactured. In addition, for the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007, manufacturing overhead expenses not capitalized into inventory were higher by approximately $295,000. For the six months ended March 31, 2008, manufacturing overhead expenses not capitalized into inventory were approximately $214,000 lower than for the first six months of fiscal 2007. Inventory obsolescence costs were higher by approximately $25,000 for the three months ended March 31, 2008 and lower by approximately $434,000 for the first half of fiscal 2008, compared with the same periods in fiscal 2007.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $2.3 million for the second quarter of fiscal 2008, compared with $2.4 million for the same quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses were 23% for the second quarter of fiscal 2008, compared with 21% for the year-ago quarter. For the first half of fiscal 2008, selling, general and administrative expenses were $4.5 million, compared with $4.4 million for the first six months of fiscal 2007, or 23% and 19% of net sales for each period, respectively. The $144,000 decrease in selling, general and administrative expenses for the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007 was primarily due to slightly lower trade show and legal and professional expenses. The $144,000 increase in selling, general and administrative expenses for the first half of fiscal 2008 compared with the same period a year ago was primarily due to higher compensation costs as a result of adding sales and marketing personal and filling key positions in corporate finance and information technology, partially off-set by the bonuses accrued for fiscal 2007 performance, but not for fiscal 2008 performance.

Research and Development Expenses.

Research and development expenses were $989,000 for the second quarter of fiscal 2008, compared with $836,000 for the second quarter of fiscal 2007, or 10% and 7% of net sales for each period, respectively. For the first half of fiscal 2008, research and development expenses were $1.9 million, compared with $1.7 million for the first six months of fiscal 2007, or 10% and 7% of net sales for each period, respectively. Our research and development activities are conducted at our subsidiary in Canada, and the increase in costs year-over-year was primarily due to the weakening of the U.S. dollar against the Canadian dollar. In addition, during the first half of fiscal 2007, there was a vacancy in the Vice President of Engineering position. This position was filled in the third quarter of fiscal 2007. The resulting higher compensation costs were partially off-set by the bonuses accrued for fiscal 2007 performance, but not for fiscal 2008 performance. In addition, depreciation costs were slightly lower for the three and six months ended March 31, 2008 compared with the year-earlier periods due to fully depreciated equipment.

Net Interest Expense.

Net interest expense for the second quarter of fiscal 2008 was $452,000 (consisting of $316,000 cash and $136,000 non-cash interest), compared with $315,000 (consisting of $201,000 cash and $114,000 non-cash interest) for the second quarter of fiscal 2007. For the first half of fiscal 2008, net interest expense was $871,000 (consisting of $609,000 cash and $262,000 non-cash interest), compared with $650,000 (consisting of $425,000 cash and $225,000 non-cash interest) for the same period in fiscal 2007. Cash interest expense includes the nominal rate of interest on the loans plus certain credit fees and the amortization of the costs of entering into the debt agreements. Non-cash interest relates to the amortization of original issue discount and interest on our subordinated debt paid in shares of our common stock.

Average bank debt levels were lower by approximately $0.6 million in the second quarter of fiscal 2008 compared with the second quarter of fiscal 2007, and lower by approximately $1.3 million for the first six months of fiscal 2008 compared with the same period a year ago. In addition, the prime rate was lower in the current fiscal-year periods than in the year-ago periods. However, subordinated debt increased from a face value of $3.0 million for the second quarter and first half of fiscal 2007 to a face value of $7.0 million for the same periods of fiscal 2008. The interest rate on the $3.0 million of subordinated debt outstanding for the fiscal 2007 periods was 7% and the interest was paid in a fixed number of shares of our common stock; thus, interest expense increased or decreased with increases or decreases in the market value of our common stock. The interest rate applicable to the $7.0 million of subordinated debt outstanding for the fiscal 2008 periods was 12%, of which 3% may at our option be paid in a variable number of shares of common stock, based on the market price of our common stock, but the dollar amount of the interest does not fluctuate. For the first half of fiscal 2008, we paid the interest due on the subordinated debt in cash.

Foreign Exchange Gains and Losses.

Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of spot currency exchange transactions and transactions among the Company and its subsidiaries having different functional currencies. We recognized a foreign exchange gain of $76,000 for the second quarter of fiscal 2008 compared with a gain of $69,000 for the year-earlier quarter. For the first six months of fiscal 2008 and 2007, we recognized foreign exchange gains of $48,000 and $185,000, respectively. The U.S. dollar relative to the Canadian dollar weakened over the first six months of fiscal 2008, but strengthened over the first six months of fiscal 2007 and over both fiscal quarters ended March 31, 2008 and 2007. Relative to the Pound Sterling, the U.S. dollar weakened in the second quarter and first half of fiscal 2007 but strengthened in the comparable fiscal 2008 periods. In all periods – the three and six months ended March 31, 2008 and 2007 – the U.S. dollar weakened against the Euro. Because the most significant intercompany accounts payable are denominated in Euros, the Company recognized foreign exchange gains as these payables were revalued (unrealized gains) and repaid (realized gains) in U.S. dollars. The offsetting realized and unrealized foreign exchange losses were derived from intercompany activity denominated in Pounds Sterling and spot rate transactions in the Canadian dollar. Most significantly, during the first half of fiscal 2007, the U.S. dollar weakened 8% against the Pound Sterling and 6% against the Euro, and during the first half of fiscal 2008, the U.S. dollar weakened by approximately 8% against the Canadian dollar and approximately an additional 10% against the Euro.

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

Income Taxes.

As a result of significant income tax loss carry-forwards, we expect to incur no income taxes for fiscal 2008, and on an interim basis for the second quarter and first half of fiscal 2008, we recognized no income tax expense or benefit. For the second quarter and first half of fiscal 2007, we recognized income tax expense related to alternative minimum tax of $6,000. As of March 31, 2008 and 2007, we had fully reserved deferred tax assets of $6.8 million and $5.9 million, respectively, recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

Loss per Share.

Basic and diluted loss per share was $0.17 and $0.01, for the three months ended March 31, 2008 and 2007, respectively. For the first half of fiscal 2008, basic and diluted loss per share was $0.33, compared with basic and diluted loss per share of $0.00 for the first half of fiscal 2007. The declines were primarily due to weaker results in all areas, lower net sales, lower gross margins, flat to higher operating expenses, higher net interest expense and flat to lower net foreign exchange gains.

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

The Company’s net investment in its foreign subsidiaries, translated into U.S. dollars at the closing exchange rates, was $1.4 million at March 31, 2008, compared with $3.0 million at September 30, 2007.

Substantial costs in Canadian dollars. We estimate that approximately 40% of our costs in any period (principally payroll and inventory acquisition costs) are paid in Canadian dollars. Substantially all of our manufacturing operations and our research and development activities are conducted by our Canadian subsidiary, which, unlike our other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the U.S. dollar has declined, higher manufacturing costs and higher operating expenses are incurred in U.S. dollars for the same expenditures on a local currency basis. Declines in the U.S. dollar relative to the Canadian dollar have increased our operating costs. Based on current operating levels and prevailing exchange rates, 1.00 U.S. dollar to 0.98 Canadian dollar at March 31, 2008, a hypothetical 10% weakening of the U.S. dollar against the Canadian dollar, would increase our costs approximately $1.5 million to $2.0 million per year.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. The Company did not enter into any foreign exchange contracts in the first half of fiscal 2008 or in fiscal 2007. However, strategies to reduce the magnitude of foreign exchange gains or losses will be considered if economical and practical.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $11,000 and $14,000 for the three months ended March 31, 2008 and 2007, respectively, and approximately $21,000 and $28,000 for the six months ended March 31, 2008 and 2007, respectively.

Our secured subordinated debt is outstanding at a fixed interest rate of 12%.

Risk Related to Operations

Risks Related to Product Acceptance and Operations

Reliance on major customers. In fiscal 2007 and the first half of fiscal 2008, we had two significant customers, Harland Clarke and RR Donnelley. Net sales from these two customers have been significant to total net sales. The loss of, or a significant decrease in net sales to, either of these customers would have a material adverse effect on the Company’s financial condition and results of operation. Sales to Harland Clarke were $3.8 million in the second quarter of both fiscal 2008 and 2007, or 39% and 34% of total net sales for each period, respectively, and $7.2 million and $7.5 million, or 36% and 32% of total net sales, for the six months ended March 31, 2008 and 2007, respectively. Sales to RR Donnelley were $1.9 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively, and $3.9 million and $5.0 million for the six months ended March 31, 2008 and 2007, respectively, or 20% and 22% of total net sales, for the fiscal 2008 and for the fiscal 2007 periods, respectively. The declines in sales to RR Donnelley were primarily due to decreasing usage of legacy OEM equipment. This decline in revenues from RR Donnelley is expected to continue although we cannot anticipate the rate of decline.

In March 2008, we signed a three-year extension to our existing service and supply contract with Harland Clarke. With the contract extension, we will continue to provide full maintenance service, spare parts, consumable supplies and other support-related needs through December 31, 2011, unless earlier terminated.

Risks Related to Working Capital and Stock Listing

Requirements for availability of working capital. We depend on our revolving credit facilities for working capital. The lenders have a security interest in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on: (i) maintaining a borrowing base of eligible accounts receivable and eligible inventory and (ii) complying with financial covenants concerning minimum operating performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. If we are unable to generate a sufficient borrowing base or comply with the financial covenants and other requirements of the credit facilities, it will limit or prevent borrowing under the credit facilities and could have a serious adverse effect on the Company.

Notice from NASDAQ as to continued eligibility for NASDAQ listing. In October 2007, we received notice from NASDAQ that our common stock does not comply with NASDAQ rules for continued listing as a result of the bid price for our common stock being below $1.00 per share for 30 consecutive business days. On May 8, 2008, we had not met the requirements for continued listing on NASDAQ and as a result, our common stock was delisted from the NASDAQ Stock Market. It is now quoted over the counter. This change could reduce the liquidity of the Company’s common stock.

Liquidity and Capital Resources

Working capital was $14.4 million at March 31, 2008, compared with $16.0 million at September 30, 2007. The $1.6 million decrease was primarily due to lower accounts receivable, of which approximately $1.3 million was due to the timing of invoicing and payment from our largest customer and the remainder primarily due to lower net sales in the second quarter of fiscal 2008, compared with the fourth quarter of fiscal 2007, as well as the timing of payment from other customers, partially offset by a $0.5 million decrease in accounts payable primarily due to lower inventory purchase requirements and a reduction in the average number of days our payables are outstanding.

As of March 31, 2008, we were in compliance with the terms of the senior credit and the securities purchase agreements. In December 2007, we agreed with our senior lenders to amend the senior credit agreements to establish new financial covenants for fiscal 2008 – minimum operating performance, minimum CR Series sales, minimum excess availability and maximum capital expenditures. In addition, the interest rate on our revolving loans was increased, from prime plus one-half of one percent, to prime plus one percent. Because of the expense incurred for the restructuring in May 2008, we may be out of compliance with the minimum operating performance covenant of our senior credit agreements after May 31, 2008. Also, because we have sold no CR Series presses in the first half of fiscal 2008 and do not expect to achieve the required CR Series sales levels in the third quarter, we expect that after June 30, 2008 we will not be in compliance with the current covenant concerning minimum CR Series sales. We are in discussions with our senior lenders to amend the financial covenants in our senior credit agreements before May 31, 2008 so as to remain in compliance with the covenants. We expect, but cannot assure, that these discussions will be successful.

In a letter to the Company dated May 7, 2008, Whitebox asserts that the Company is in default under its securities purchase agreement and registration rights agreement with Whitebox, as a result of the Company’s common stock ceasing to trade on NASDAQ as of the opening of business on May 8. The letter also states that, as a result, the Company owes Whitebox monthly penalty payments under the registration rights agreement equal to 1% of the principal amount of the indebtedness in the first month and 2% per month thereafter. The securities purchase agreement requires the Company to make its best efforts to maintain the NASDAQ listing. The Company believes that it did make such efforts and is not in default under the securities purchase agreement. We have not disputed that the penalty payments are provided for in the registration rights agreement. However, the Company is prohibited from making, and Whitebox is prohibited from receiving, such payments under the terms of the subordination agreement between Whitebox and the Company’s senior lender. The subordination agreement also prohibits Whitebox from taking any enforcement action under any of the agreements relating to the Company’s indebtedness for a period of 180 days, subject to certain exceptions. The Company has been advised by counsel to the senior lender that the senior lender is notifying Whitebox of this prohibition. The Company’s not making the penalty payment to Whitebox when it is due in early June would likely entitle the Company’s senior lender to invoke the cross-default provisions of the Company’s senior credit agreement, and it is not known at this time whether the senior lender will do so.

Debt totaled approximately $10.6 million and $9.5 million as of March 31, 2008 and September 30, 2007, respectively, detailed as follows:

	March 31, 2008		September 30, 2007
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$588	$—	$653	$—
Revolving loans, with limits of $13.0 million as of March 31, 2008 and September 30, 2007	4,165	3,788	3,494	5,939
Line of credit - France	—	74	70	70

Total bank credit facilities	4,753	3,862	4,217	6,009
Subordinate notes:
12% secured note, $7.0 million issued at a discount of $1.9 million amortized over the five-year term of the loan	5,222	—	5,091	—

Total debt, excluding capital leases	9,975	3,862	9,308	6,009
Capital leases	671	—	150	—

Total debt	$10,646	$3,862	$9,458	$6,009

During the second quarter of fiscal 2008, we entered into capital lease agreements for computer and communication equipment totaling approximately $567,000. As of March 31, 2008, we had no significant commitments for capital equipment additions.

In May 2008, we reduced our worldwide workforce with staff reductions in all areas of the Company, but primarily in sales and marketing and manufacturing. We expect to incur approximately $2.0 million in restructuring expenses, comprised solely of employee severance benefits. We will account for the restructuring in accordance with SFAS 146. We expect to pay out severance benefits in declining amounts through June 2009.

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

The information required by this item is provided under the caption “Market Risk” under Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

We held our Annual Meeting of Shareholders on March 13, 2008. At the Annual Meeting, the shareholders re-elected Dieter P. Schilling and Kenneth E. Overstreet to serve on the Board of Directors for terms through the 2011 Annual Meeting of Shareholders and also approved the selection of Grant Thornton LLP as the Company’s independent public auditors for fiscal 2008. The shareholder vote was as follows:

	Vote of Shares
	In Favor	Withheld	Against	Abstain	Broker Non-vote
Election of directors:
Dieter P. Schilling	4,555,174	992,397	N/A	N/A	—
Kenneth E. Overstreet	4,760,047	787,524	N/A	N/A	—

Approval of Grant Thornton, LLP as our registered public accounting firm	5,526,854	N/A	13,093	7,624	—

Item 5.	Other Information.

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the subheading “Liquidity and Capital Resources” for discussion of a notice of default that the Company has received from its subordinated lender.

Item 6.	Exhibits.

The following documents are filed as Exhibits to this report:

10.1	Maintenance Agreement – Harland – Product Protection Plan – 1/1/2005

10.2	First Amendment to Maintenance Agreement – Harland – Product Protection Plan – 1/1/2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act).

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELPHAX TECHNOLOGIES INC. Registrant

Date	May 13, 2008	/s/ Dieter P. Schilling
Dieter P. Schilling
President and Chief Executive Officer

Date	May 13, 2008	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer
(Chief Financial Officer and Chief Accounting Officer)