Form 10-Q
period 2008-06-30
DELPHAX TECHNOLOGIES INC
filed 2008-08-14
CIK 350692

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of registrant’s common stock as of August 8, 2008 was: 6,851,872.

DELPHAX TECHNOLOGIES INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	June 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$689	$549
Accounts receivable, net (Note 3)	6,338	7,177
Inventory (Note 3)	12,204	13,725
Other current assets	1,483	1,281

TOTAL CURRENT ASSETS	20,714	22,732
Equipment and fixtures, net	1,680	1,351
Other non-current assets	1,592	1,513

TOTAL ASSETS	$23,986	$25,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,728	$2,608
Accrued compensation	3,164	1,746
Other accrued expenses	2,383	1,955
Income taxes payable	168	169
Current portion of bank credit facilities and capital lease obligations	335	235

TOTAL CURRENT LIABILITIES	8,778	6,713
Long-term portion of bank credit facilities, subordinated debt and capital lease obligations	12,598	9,223

TOTAL LIABILITIES	21,376	15,936

SHAREHOLDERS’ EQUITY (Note 3)
Common stock - par value $0.10 per share - authorized 50,000 shares; issued and outstanding: 6,529 and 6,422 as of June 30, 2008 and September 30, 2007, respectively	653	652
Additional paid-in capital	21,860	21,735
Accumulated other comprehensive loss	(537)	(455)
Accumulated deficit	(19,366)	(12,272)

TOTAL SHAREHOLDERS’ EQUITY	2,610	9,660

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,986	$25,596

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Sales:
Maintenance, spare parts and supplies	$9,468	$10,293	$29,080	$32,020
Printing equipment	171	366	402	1,635

NET SALES	9,639	10,659	29,482	33,655
Cost of sales	9,308	7,256	23,867	23,723

GROSS PROFIT	331	3,403	5,615	9,932

Operating Expenses:
Selling, general and administrative	2,083	2,347	6,608	6,728
Research and development	809	905	2,739	2,597
Restructuring costs	1,883	—	2,065	—

OPERATING EXPENSES	4,775	3,252	11,412	9,325

(LOSS) INCOME FROM OPERATIONS	(4,444)	151	(5,797)	607

Net interest expense	494	418	1,365	1,068
Net realized exchange (gain) loss	(13)	32	12	(49)
Net unrealized exchange (gain) loss	(7)	65	(80)	(39)

LOSS BEFORE INCOME TAXES	(4,918)	(364)	(7,094)	(373)

Income tax expense	—	8	—	14

NET LOSS	$(4,918)	$(372)	$(7,094)	$(387)

Loss per common share, basic and diluted	$(0.75)	$(0.06)	$(1.09)	$(0.06)

Weighted average number of shares outstanding during the period, basic and diluted	6,530	6,461	6,530	6,452

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(7,094)	$(387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325	460
Loss on disposal of equipment and fixtures	—	7
Non-cash interest on subordinated debt:
Amortization of original issue discount	201	303
Issuance of common stock	53	70
Stock-based compensation	115	111
Other	115	(34)
Changes in operating assets and liabilities:
Accounts receivable	839	(1,084)
Inventory	1,521	1,687
Other current assets	(202)	(621)
Accounts payable and accrued expenses	1,924	(1,780)

NET CASH USED IN OPERATING ACTIVITIES	(2,203)	(1,268)
INVESTING ACTIVITIES
Purchase of equipment and fixtures	(85)	(54)

NET CASH USED IN INVESTING ACTIVITIES	(85)	(54)
FINANCING ACTIVITIES
Issuance of subordinated debt	—	900
Borrowing (payment) on bank credit facilities, net	2,800	(200)
Debt financing costs	(196)	—
Checks written in excess of bank balances	—	513
Principal payments on capital lease obligations	(93)	(97)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,511	1,116
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(83)	157

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140	(49)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	549	582

CASH AND CASH EQUIVALENTS, END OF PERIOD	$689	$533

Supplemental disclosure of non-cash activities:
Issuance of warrants	$—	$660
Debt financing costs	—	40
Purchase of equipment and software through capital lease obligations	567	—

See notes to unaudited condensed consolidated financial statements.

DELPHAX TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Interim Financial Statements

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

Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and related net sales and expenses. Actual results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full fiscal year.

Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS 157 and FSP 157-2)

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, our fiscal 2009, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2) which, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, our fiscal 2010. We have not yet determined the effect the adoption of SFAS 157 and FSP 157-2 will have on our consolidated financial statements.

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

2.	Liquidity

The Company has historically financed its operations primarily through cash from operating activities, bank credit facilities and subordinated debt. Cash and equivalents were $689,000 at June 30, 2008 and $549,000 at September 30, 2007. Current and long-term debt were $335,000 and $12.6 million at June 30, 2008 and $235,000 and $9.2 million at September 30, 2007, respectively. During the nine months ended June 30, 2008 and 2007, the Company incurred net losses of $7.1 million and $387,000, respectively. Operating activities used $2.2 million and $1.3 million during the nine months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had working capital of $11.9 million.

Total unused debt availability as of June 30, 2008 was approximately $1.6 million under the Company’s senior credit agreements. The amount of available borrowing is based on a percentage of eligible accounts receivable and inventory. On August 7, 2008, Harland Clarke Corp. (Harland Clarke), our largest customer, acquired the interests of Wells Fargo Bank, National Association and Wells Fargo Financial Corporation Canada (collectively, “Wells Fargo”) in the underlying credit agreements. We are in discussions with Harland Clarke concerning financial covenants for fiscal 2009. As of the time of this filing, it is unclear what the results of those discussions will be and whether they will be favorable to the Company. It is also unclear how such discussions will be affected, if at all, by Harland Clarke’s position as the Company’s largest customer. At this time we do not believe that the customer relationship will have an adverse effect on the lending relationship.

The Company’s financing needs and the financing alternatives available to it are subject to change depending on, among other things, the Company’s historical losses and future prospects, actions taken by creditors, general economic and market conditions, compliance with financial covenants, maintaining a borrowing base of eligible accounts receivable and eligible inventory, changes in industry buying patterns and overall customer demand. No assurance can be given that additional working capital will be obtained in an amount that is sufficient for the Company’s needs, in a timely manner or on terms and conditions acceptable to the Company or its shareholders. Any efforts to raise additional funds from the sale of our common stock may be hampered by the fact that the Company is no longer listed on the NASDAQ Stock Market.

3.	Balance Sheet Information

As of June 30, 2008 and September 30, 2007, accounts receivable, net was comprised as follows:

	June 30,	September 30,
	2008	2007
	(In thousands)
Accounts receivable	$6,506	$7,352
Allowance for doubtful accounts	(168)	(175)

Accounts receivable, net	$6,338	$7,177

As of June 30, 2008 and September 30, 2007, inventory was comprised as follows:

	June 30,	September 30,
	2008	2007
	(In thousands)
Raw materials and component parts	$7,057	$7,830
Work-in-progress	1,031	990
Finished goods	4,116	4,905

	$12,204	$13,725

For fiscal 2008, changes in the equity accounts were comprised as follows:

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
	(in thousands)
Balance, September 30, 2007	6,518	$652	$21,735	$(455)	$(12,272)	$9,660
Comprehensive loss:
Net loss	—	—	—	—	(1,071)	(1,071)
Translation adjustment	—	—	—	(6)	—	(6)

Total comprehensive loss						(1,077)

Interest paid in common stock	12	1	10	—	—	11
Stock-based compensation	—	—	37	—	—	37

Balance, December 31, 2007	6,530	653	21,782	(461)	(13,343)	8,631
Comprehensive loss:
Net loss	—	—	—	—	(1,105)	(1,105)
Translation adjustment	—	—	—	(56)	—	(56)

Total comprehensive loss						(1,161)

Stock-based compensation	—	—	38	—	—	38

Balance, March 31, 2008	6,530	653	21,820	(517)	(14,448)	7,508
Comprehensive loss:
Net loss	—	—	—	—	(4,918)	(4,918)
Translation adjustment	—	—	—	(20)	—	(20)

Total comprehensive loss						(4,938)

Stock-based compensation	—	—	40	—	—	40

Balance, June 30, 2008	6,530	$653	$21,860	$(537)	$(19,366)	$2,610

4.	Loss per Share

Dilutive potential losses and dilutive potential shares excluded from the calculation of basic and diluted loss per share because the effects would be antidilutive were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Dilutive potential losses:
Convertible subordinated note excluded because the effect would be antidilutive	$—	$112	$—	$337

Denominator:
Dilutive potential shares excluded because the effect would be antidilutive:
In-the-money:
Stock options	1	26	1	5
Warrants	—	—	—	—

With exercise prices greater than the average market prices of the common shares for those periods:
Stock options	1,107	777	1,079	637
Warrants	7,950	1,788	8,183	964
Convertible subordinated note	—	938	—	938

5.	Comprehensive Loss

The components of comprehensive loss for the three and nine months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net loss	$(4,918)	$(372)	$(7,094)	$(387)
Foreign currency translation adjustment	(20)	26	(82)	163

Comprehensive loss	$(4,938)	$(346)	$(7,176)	$(224)

6.	Senior Credit Facilities and Secured Subordinated Debt

Our debt primarily consists of $13.7 million in senior credit facilities, including revolving and term loans, and a $7.0 million 12% secured subordinated note (the Note). We entered into these financing arrangements on September 10, 2007, replacing our prior bank credit facilities and convertible subordinated debt, incurring costs related to early extinguishment of debt of approximately $150,000. In refinancing our senior credit facilities, we incurred financing costs of approximately $1.4 million, $556,000 of which is being amortized to interest expense over the four-year term of the credit facilities and $873,000 of which is being amortized to interest expense over the five-year term of the Note. The senior credit facilities and the Note are secured by substantially all of our assets, expire September 10, 2011 and 2012, respectively, and prohibit the payment of cash dividends. On August 7, 2008, Harland Clarke, our largest customer, acquired the interests of Wells Fargo in the underlying credit agreements. We are discussing with Harland Clarke potential amendments to our senior credit facilities. As of the time of this filing, it is unclear what the results of those discussions will be and whether they will be favorable to the Company. It is also unclear how such discussions will be affected, if at all, by Harland Clarke’s position as the Company’s largest customer. At this time we do not believe that the customer relationship will have an adverse effect on the lending relationship.

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

Our borrowing under the senior credit facilities is further limited by the terms of our Note, under which total debt outstanding under both the senior credit facilities and the Note cannot exceed 90% of eligible accounts receivable, plus the lesser of 85% of consolidated balance sheet inventory and $12.0 million. In addition, certain financial covenants must be met at all times. Although revolving facilities limits under the U.S. and Canadian agreements total $14.0 million, total borrowing under the revolving facilities is capped at $13.0 million, and the maximum borrowing under the term loan is fixed at the initial advance of $653,000, for a total facility of $13.7 million. In July 2008, we agreed with our lenders to amend the senior credit agreements effective June 30, 2008. The amendments established new financial covenants through the remainder of fiscal 2008 that are based on a maximum net loss and maximum inventory days on hand. In addition, the amendments set the interest rate on our revolving loans at prime plus 2.5% and reduce the borrowing base. As of June 30, 2008, the interest rate applicable to our revolving loans was 7.5%; credit available under the senior debt facilities was $1.6 million and we were in compliance with the terms of the senior credit agreements.

In September 2007, we completed the private placement at par of the Note with Whitebox Delphax, Ltd. (Whitebox). As agreed in the securities purchase agreement, we may elect to pay up to 3% of the 12% per annum interest due under the Note in the form of shares of our common stock, based on the market value of the common stock at the time of the quarterly interest payment. Market value is defined as the average closing prices of our common stock for the 20 trading days ending on the trading day prior to the determination date. We paid interest due on the Note for the first half of fiscal 2008 in cash, and for the third quarter of fiscal 2008, we accrued 9% in cash and 3% in shares of our common stock. The Note may not be prepaid, except that after the second anniversary of the date of issuance, we may at our discretion give notice to prepay the Note, in whole or in part, if: (i) our common stock has traded at or above an average of $3.00 per share for the 15 trading dates prior to the notice of prepayment; and (ii) there has been no continuing event of default during the period from the 30 days prior to the date of the prepayment notice through the prepayment date. In a letter to the Company dated May 7, 2008, Whitebox stated that the Company is in default under its securities purchase agreement and registration rights agreement with Whitebox, as a result of the Company’s common stock ceasing to trade on NASDAQ as of the opening of business on May 8. The letter also stated that, as a result, the Company owes Whitebox monthly penalty payments under the registration rights agreement equal to 1% of the principal amount of the indebtedness in the first month and 2% per month thereafter. The securities purchase agreement requires the Company to make its best efforts to maintain the NASDAQ listing. The Company believes that it did make such efforts and is not in default under the securities purchase agreement. We have not disputed that the penalty payments are provided for in the registration rights agreement and that we have not made those payments. However, the Company is prohibited from making, and Whitebox is prohibited from receiving, such payments under the terms of the subordination agreement between Whitebox and the Company’s senior lender. The subordination agreement also prohibits Whitebox from taking any enforcement action under any of the agreements relating to the Company’s indebtedness for a period of 180 days, subject to certain exceptions. Wells Fargo has notified Whitebox of this prohibition. Delphax did not make the penalty payments to Whitebox when due in early June, July or August, entitling the Company’s senior lender to invoke the cross-default provisions of the senior credit agreement. As of the date of this filing, neither Wells Fargo nor Harland Clarke had invoked the cross-default provisions of the senior credit agreements. We are in discussions with Harland Clarke concerning financial covenants for fiscal 2009. As of the time of this filing, it is unclear what the results of those discussions will be and whether they will be favorable to the Company. It is also unclear how such discussions will be affected, if at all, by Harland Clarke’s position as the Company’s largest customer. At this time we do not believe that the customer relationship will have an adverse effect on the lending relationship.

The Note held by Whitebox is accompanied by warrants (the Warrants) to purchase 7,500,000 shares of common stock at an exercise price of $1.28 per share if paid in cash or $1.00 per share if paid by extinguishing indebtedness under the Note. In addition, until September 10, 2008, Whitebox has the right to purchase at par an additional note in the principal amount of up to $1,400,000 and a warrant for up to an additional 1,500,000 shares of our common stock. If that additional warrant is issued, a total of 9,000,000 shares will be available under the Warrants and these shares will constitute approximately 58.1% of the outstanding shares. However, the Warrants provide that no holder of a warrant will have the right to exercise the warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 9.99% of the Company’s shares outstanding after giving effect to the exercise. The Warrants also provide that unless the holder gives us at least 60 days prior written notice, no holder will have the right to exercise the warrant to the extent that, after giving effect to the exercise, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s shares outstanding after giving effect to the exercise. The Warrants are exercisable anytime up to and including the date of expiration on September 10, 2012. The price of the Warrants is subject to adjustment in the event of stock splits, dividends and in certain other circumstances affecting the Company’s capitalization. The relative fair value of the Warrants on September 10, 2007 was estimated to be approximately $1.9 million, recorded as an increase in additional paid-in capital and as original issue discount on the underlying debt. The estimated fair value was determined using the Black-Scholes option pricing model using the following assumptions: zero dividend yield, risk free interest rates of 4.04% to 4.55%, volatility of 53.0% and a term of 5 years. The original issue discount is being amortized to interest expense over the five-year life of the Note.

In the securities purchase agreement, we also agreed that as long as Whitebox holds at least $1.0 million of Notes or at least 1,000,000 shares of our common stock, it may propose a person to be elected to our Board of Directors and we will use our best efforts to cause that person to be elected. To date, Whitebox has proposed no candidate for election to our Board of Directors.

Throughout the majority of fiscal 2007, our subsidiaries in the United Kingdom and France had lines of credit of £100,000 and €50,000, respectively. The line of credit in the United Kingdom was terminated in September 2007. The line of credit in France (approximately $78,000 at the June 30, 2008 exchange rate) remained in place as of June 30, 2008, but no amount was outstanding as of that date. As of June 30, 2008 and September 30, 2007, our subsidiary in the United Kingdom had in place a guarantee to Her Majesty’s Revenue and Customs in the amount of £50,000 (approximately $99,000 at the June 30, 2008 exchange rate).

As of June 30, 2008, we had $7.0 million of debt under the senior credit facilities outstanding at a nominal annual interest rate of prime plus 2.5% percent, or 7.5%, and $7.0 million outstanding under the Note at a nominal rate of 12%. Total interest expense includes both cash and non-cash interest expense. Cash interest expense includes all interest paid or accrued in cash, unused line of credit fees and amortization of financing costs. Non-cash interest expense includes interest paid in common stock and amortization of original issue discount on the Note. As of June 30, 2008, the effective annual interest rate on all bank debt was approximately 10.4% and the effective annual interest rate on all debt was approximately 16.2%.

7.	Income Taxes

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

We maintain a full valuation allowance on our net deferred tax assets of $8.6 million and $6.1 million as of June 30, 2008 and September 30, 2007, respectively. The valuation allowance was determined in accordance with the provisions of SFAS 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; and recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

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

As a result of significant income tax loss carry-forwards, on an interim basis, we recognized no income tax expense or benefit for the three and nine months ended June 30, 2008 and income tax expense of $6,000 and $14,000 for the three and nine months ended June 30, 2007, respectively, for estimated alternative minimum taxes.

8.	Stock-Based Compensation

We account for stock-based compensation expense under Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS 123(R)), which requires all share-based payments, including grants of stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period.

We recorded stock compensation and the related tax benefit for the three and nine months ended June 30, 2008 and 2007 as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Share-based compensation expense included in:
Cost of sales	$10	$10	$28	$29

Operating expenses:
Selling, general and administrative	27	24	78	73
Research and development	3	3	9	9

Total operating expenses	30	27	87	82

Total stock compensation expense	$40	$37	$115	$111

Tax benefit related to share-based compensation	$14	$8	$41	$27

Net share-based compensation expense	$26	$29	$74	$84

Net share-based compensation expense per share, basic and diluted	$0.00	$0.00	$0.01	$0.01

As of June 30, 2008, $315,000 of total unrecognized compensation costs related to non-vested stock option awards was expected to be recognized over a weighted average period of approximately four years. No stock options were exercised in the first nine months of fiscal 2008. As of June 30, 2008 and 2007, the intrinsic values of the stock options outstanding and exercisable stock options were zero.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair values of options granted during the three months ended June 30, 2008 and 2007 were zero and $15,000, respectively, and for the nine months ended June 30, 2008 and 2007 were $177,000 and $148,000, respectively. The assumptions we used to determine fair value were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected dividend yield	N/A	0%	0%	0%
Expected stock price volatility	N/A	54%	55%	54%
Risk-free interest rate	N/A	4.7%	2.8%	4.7%
Expected life of options	N/A	4.75 years	4.75 years	4.75 years

The assumed expected 4.75-year life of our options is based on the simplified method allowed under SFAS 123(R) for options granted through December 31, 2007. Because, in our opinion, there is insufficient Delphax share option exercise information available to estimate an expected option term, we have continued to apply the simplified method for options granted through June 30, 2008, as allowed under Staff Accounting Bulletin No. 110.

Our stock options generally vest over four years of service and have a contractual life of seven years. At the beginning of fiscal 2008, we had 234,000, 468,000 and 594,000 shares authorized for grant under the 1991 Stock Plan, the 1997 Stock Plan and the 2000 Stock Plan (the 2000 Plan), respectively. Since fiscal 2003, all options have been granted under the 2000 Plan.

Option activity during the nine months ended June 30, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price per Share
	(In thousands)
Options outstanding, September 30, 2007	811	$2.53
Granted	432	0.86
Canceled	(192)	2.31

Options outstanding, June 30, 2008	1,051	$1.89

The following tables summarize information concerning options outstanding and exercisable as of June 30, 2008:

Options Outstanding
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$0.35 - 2.52	635	6.00	$1.03
2.59 - 3.10	150	2.45	2.74
3.12 - 4.80	253	1.95	3.37
5.06 - 7.75	13	1.28	5.82

$0.35 - 7.75	1,051	4.46	$1.89

Options Exercisable
Range of Exercise Prices	Number of Options Exercisable	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In thousands)	(In years)
$0.99 - 2.52	73	5.44	$1.28
2.59 - 3.10	86	2.94	2.82
3.12 - 4.80	231	1.76	3.32
5.06 - 7.75	13	1.28	5.82

$0.99 - 7.75	403	2.66	$2.93

9.	Restructuring

In October 2007 and May 2008, we reduced our worldwide workforce with staff reductions in all areas of the Company, but primarily in sales and marketing, engineering and manufacturing. The Company incurred approximately $2.1 million in restructuring expense, of which $1.9 million was in the third quarter of fiscal 2008, comprised solely of employee severance benefits to employees no longer providing services. We estimate that the October 2007 and May 2008 restructurings lowered our annual operating expenses by approximately $4 million.

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

As of June 30, 2008 and September 30, 2007, the balance sheets included $1.7 million and $67,000, respectively, of accrued compensation expense related to the restructurings. We paid out the remaining accrued severance benefits related to the fiscal 2006 restructuring in the first quarter of fiscal 2008 and expect to pay out severance benefits related to the fiscal 2008 restructuring in declining amounts through June 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with the other financial information and Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended September 30, 2007. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in Item 1A. Risk Factors, in our Form 10-K for the year ended September 30, 2007 and below under “Risks Related to Working Capital and Shareholder Liquidity.”

Executive Summary

Delphax Technologies Inc. (the “Company”, also referred to as “we”, “us” and “our”) incurred operating losses of $4.4 million and $5.8 million for the three and nine months ended June 30, 2008, compared with operating profits of $151,000 and $607,000 for the same periods in fiscal 2007. Net losses for the third quarter and first nine months of fiscal 2008 were $4.9 million and $7.1 million, respectively, compared with $372,000 and $387,000 for the third quarter and first nine months of fiscal 2007, respectively. The increased losses between comparable periods were primarily the result of the May 2008 workforce reduction, which resulted in a restructuring charge of $1.9 million, a $2.0 million write-down of inventory, substantially all CR Series inventory, in the third quarter of fiscal 2008, and lower net sales and higher net interest expense. Operating expenses, excluding the charge for restructuring, were flat for the first nine months of fiscal 2008 compared with the year earlier period, but lower for the three months ended June 30, 2008 compared with the year earlier quarter as a result of the restructuring, especially the scaled-back sales and marketing efforts supporting our digital presses in the third quarter of fiscal 2008, compared with the sales and marketing programs in effect in the third quarter of fiscal 2007. Net foreign exchange gains reduced the net loss in the third quarter of fiscal 2008 compared with the year-earlier quarter by approximately $117,000. However, for the nine months ended June 30, 2008, net foreign exchange gains were lower than the year earlier period by approximately $20,000. Most significantly:

•

Total revenues declined by $1.0 million for the third quarter of fiscal 2008, compared with the third quarter of fiscal 2007, and declined by $4.2 million for the first nine months of fiscal 2008, compared with the same period a year ago. Revenues from the sale of maintenance, spare parts and supplies dropped to $9.5 million for the third quarter of fiscal 2008, from $10.3 million for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, revenues from the sale of maintenance, spare parts and supplies dropped to $29.1 million, from $32.0 million for the first nine months of fiscal 2007. The declines resulted from a declining customer base and lower usage by our second largest customer, RR Donnelley, between comparable periods. Equipment revenues were also lower for the third quarter and first nine months of fiscal 2008 compared with the same periods a year ago. No CR Series presses were sold in the current fiscal year, compared with one in the first quarter of fiscal 2007. Sales of legacy equipment were also lower year-over-year in the third quarter and first nine months of fiscal 2008, compared with the same periods in fiscal 2007.

•

The cost of goods sold was higher in the third quarter and first nine months of fiscal 2008 compared with the same periods in fiscal 2007, primarily due to a $2.0 million write down of inventory, substantially all CR Series inventory, in the third quarter of fiscal 2008, higher manufacturing costs resulting from the weaker U.S. dollar and the lower volume of product being manufactured

•

In May 2008, we reduced our worldwide workforce, incurring approximately $1.9 million in restructuring expenses. Operating expenses, excluding restructuring expenses, were lower for the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 and flat for the first nine months of fiscal 2008 compared with the same period in fiscal 2007. Expense reductions related to the restructuring were partially offset by the weakening of the U.S. dollar against the Canadian dollar in the fiscal 2008 periods compared with the year-earlier periods. For the third quarter of fiscal 2008, 1.00 Canadian dollar averaged 1.00 U.S. dollar, compared with an average of 1.09 Canadian dollars per U.S. dollar for the third quarter of fiscal 2007, a 9% weakening. For the first nine months of fiscal 2008, 1.00 Canadian dollar averaged 1.00 U.S. dollar compared with an average of 1.13 Canadian dollars per U.S. dollar for the same period in fiscal 2007, a 13% weakening.

•

Net interest expense was approximately $76,000 higher for the third quarter and $297,000 higher for the first nine months of fiscal 2008 compared with the year-ago periods, primarily due to a higher interest rate on a higher level of subordinated debt.

•

We recognized a net foreign exchange gain of $20,000 for the third quarter of fiscal 2008, compared with a net loss of $97,000 for the year-earlier quarter. For the first nine months of fiscal 2008 and 2007, we recognized net foreign exchange gains of $68,000 and $88,000, respectively.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2007. The accounting policies used in preparing our interim 2008 Condensed Consolidated Financial Statements were the same as those described in our Annual Report, except that FIN 48 was adopted effective October 1, 2007.

Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations as a percentage of net sales and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto presented elsewhere in this report.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales:
Maintenance, spare parts and supplies	98.2%	96.6%	98.6%	95.1%
Printing equipment	1.8	3.4	1.4	4.9

NET SALES	100.0	100.0	100.0	100.0
Cost of sales	96.6	68.1	81.0	70.5

GROSS PROFIT	3.4	31.9	19.0	29.5
Operating Expenses:
Selling, general and administrative	21.6	22.0	22.4	20.0
Research and development	8.4	8.5	9.3	7.7
Restructuring costs	19.5	—	7.0	—

OPERATING EXPENSES	49.5	30.5	38.7	27.7

(LOSS) INCOME FROM OPERATIONS	(46.1)	1.4	(19.7)	1.8
Net interest expense	5.1	3.9	4.7	3.1
Net realized exchange (gain) loss	(0.1)	0.3	0.0	(0.1)
Net unrealized exchange (gain) loss	(0.1)	0.6	(0.3)	(0.1)

LOSS BEFORE INCOME TAXES	(51.0)	(3.4)	(24.1)	(1.1)
Income tax expense	0.0	0.1	0.0	0.0

NET LOSS	(51.0)%	(3.5)%	(24.1)%	(1.1)%

Net Sales.

Our revenues consist of sales of: (i) maintenance, spare parts and supplies; and (ii) printing systems and related equipment. Our newer printing systems are the CR Series and the Imaggia. The Checktronic and Foliotronic are among the Company’s legacy products. The Checktronic is now sold principally as a system upgrade or refurbished product in Latin America, Asia and Africa. We sell the Foliotronic to customers with folio production applications. For the third quarter of fiscal 2008, net sales were $9.6 million, down 10% compared with net sales of $10.7 million for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, net sales were $29.5 million, compared with $33.7 million for the same period in fiscal 2007, down 12% year-over-year.

For the third quarter of fiscal 2008, net sales from maintenance, spare parts and supplies – service revenues – of $9.5 million were down 8% from $10.3 million for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, service revenues were $29.1 million, compared with $32.0 million for the first nine months of fiscal 2007, a decrease of 9%. We attribute the decreases in the fiscal 2008 periods compared with fiscal 2007 to the decline in usage in our customers’ installed base of equipment, due in part to a declining customer base and in part to lower usage by our second largest customer, RR Donnelley, between comparable periods. Some of our printing systems have been installed for many years. As these systems age and technology changes, users are decreasing volumes of production on our systems or replacing our systems with alternative technology, which results in less maintenance, spare parts and supplies revenue from these customers. We expect this trend to continue until such time as revenues from sales of our newer printing systems are sufficient to reverse it.

Net sales of printing equipment were $171,000 and $402,000 for the three and nine months ended June 30, 2008, respectively, compared with $366,000 and $1.6 million, respectively, for the comparable periods in fiscal 2007. No CR Series units were sold in the fiscal-year-to-date 2008 period, compared with one in the comparable fiscal 2007 period. No CR Series units were sold in the third quarter of either fiscal year. One CR Series unit was shipped to a new customer in the United Kingdom in the first quarter of fiscal 2008. We expect this transaction to be eligible for revenue recognition in the fourth quarter of fiscal 2008.

Gross Margin.

The Company’s gross margin percentage for the third quarter of fiscal 2008 was 3%, compared with 32% for the third quarter of fiscal 2007. For the first nine months of fiscal 2008 and 2007, our gross margin percentages were 19% and 30%, respectively.

Cost of goods sold was higher in the third quarter and first nine months of fiscal 2008 compared with the same periods in fiscal 2007, primarily due to a $2.0 million write down of inventory, substantially all CR Series inventory, in the third quarter of fiscal 2008, higher manufacturing costs resulting from the weaker U.S. dollar and the lower volume of product being manufactured.

Service support costs – primarily salaries, wages and travel – were flat at $2.7 million for the third quarters of fiscal 2008 and 2007. For the nine months ended June 30, 2008, service support costs were approximately $8.4 million, slightly higher than the $8.3 million incurred for the same period in fiscal 2007. As a percent of service revenues, service support costs increased from 26% for the fiscal 2007 periods to 29% for the 2008 periods. Service support costs are relatively fixed in the short run even as service revenues may fluctuate. In addition, although service support costs are more variable in the long run, the relationship is not directly proportional for two primary reasons. First, some service revenues, such as sale of consumables, spare parts and supplies to OEMs and distributors, are not dependent on service support. Secondly, for service revenues that are dependant on service support, such as maintenance services, the revenue generated is not directly proportional to service support costs. In general, if the downward trend of service revenues continues, we would expect customer support costs to increase as a percent of service revenues.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses were $2.1 million for the third quarter of fiscal 2008, compared with $2.3 million for the same quarter of fiscal 2007. As a percentage of net sales, selling, general and administrative expenses were 22% for the third quarters of fiscal 2008 and fiscal 2007. For the first nine months of fiscal 2008, selling, general and administrative expenses were $6.6 million, compared with $6.7 million for the first nine months of fiscal 2007, or 22% and 20% of net sales for each period, respectively. The $264,000 decrease in selling, general and administrative expenses for the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 was primarily due to the restructuring, especially the scaled-back sales and marketing efforts supporting our digital presses in the third quarter of fiscal 2008, compared with the sales and marketing programs in effect in the third quarter of fiscal 2007. The $120,000 decrease in selling, general and administrative expenses for the first nine months of fiscal 2008 compared with the same period a year ago was primarily due to the bonuses accrued for fiscal 2007 performance but not for fiscal 2008 performance, partially offset by the higher compensation costs related to filling key positions in finance and information technology in the fourth quarter of fiscal 2007.

Research and Development Expenses.

Research and development expenses were $809,000 for the third quarter of fiscal 2008, compared with $905,000 for the third quarter of fiscal 2007, or 8% of net sales for each period. For the first nine months of fiscal 2008, research and development expenses were $2.7 million, compared with $2.6 million for the first nine months of fiscal 2007, or 9% and 8% of net sales for each period, respectively. Our research and development activities are conducted at our subsidiary in Canada. The decrease in research and development expense for the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007 was primarily due to lower project development expense. The increase in costs year-over-year was primarily due to the weakening of the U.S. dollar against the Canadian dollar. In addition, during the first half of fiscal 2007, there was a vacancy in the Vice President of Engineering position. This position was filled in the third quarter of fiscal 2007. The resulting higher compensation costs were partially off-set by the bonuses accrued for fiscal 2007 performance, but not for fiscal 2008 performance. Project development expenses were also lower for the first nine months of fiscal 2008 compared with the year-earlier period. In addition, depreciation costs were lower for the nine months ended June 30, 2008 compared with the year-earlier periods due to fully depreciated equipment.

Restructuring Costs.

In October 2007 and May 2008, we reduced our worldwide workforce with staff reductions in all areas of the Company, but primarily in sales and marketing, engineering and manufacturing. The Company incurred approximately $2.1 million in restructuring expense, $1.9 million in the third quarter of fiscal 2008, comprised solely of employee severance benefits to employees no longer providing services. We expect to pay out severance benefits in declining amounts through June 2009.

Net Interest Expense.

Net interest expense for the third quarter of fiscal 2008 was $494,000 (consisting of $295,000 cash and $199,000 non-cash interest), compared with $418,000 (consisting of $269,000 cash and $149,000 non-cash interest) for the third quarter of fiscal 2007. For the first nine months of fiscal 2008, net interest expense was $1.4 million (consisting of $904,000 cash and $461,000 non-cash interest), compared with $1.1 million (consisting of $695,000 cash and $373,000 non-cash interest) for the same period in fiscal 2007. Cash interest expense includes the nominal rate of interest on the loans plus certain credit fees and the amortization of the costs of entering into the debt agreements. Non-cash interest relates to the amortization of original issue discount and interest on our subordinated debt paid in shares of our common stock.

Average bank debt levels were lower by approximately $1.2 million in the third quarter of fiscal 2008 compared with the third quarter of fiscal 2007, and lower by approximately $0.4 million for the first nine months of fiscal 2008 compared with the same period a year ago. In addition, the interest rate applicable to our bank debt was lower in the current fiscal-year periods than in the year-ago periods. However, subordinated debt increased from a face value of $3.9 million for the third quarter and an average face value of approximately $3.3 million for the first nine months of fiscal 2007 to a face value of $7.0 million for the third quarter and first nine months of fiscal 2008. The interest rate on the subordinated debt outstanding for the fiscal 2007 periods was 7% until March 26, 2007 when it increased to 12%. Until March 2007, interest on subordinated debt was paid in a fixed number of shares of our common stock; thus, interest expense increased or decreased with increases or decreases in the market value of our common stock. After March 26, 2007, the interest rate applicable to the subordinated debt outstanding was 12%, of which 3% may at our option be paid in a variable number of shares of common stock, based on the market price of our common stock, but the dollar amount of the interest does not fluctuate. For the first half of fiscal 2008, we paid the interest due on the subordinated debt in cash; for the third quarter of fiscal 2008, 3% of the interest due – approximately $53,000 – was accrued in shares of common stock, and the remaining 9% in cash.

Foreign Exchange Gains and Losses.

Delphax incurs realized and unrealized transactional foreign exchange gains and losses on currency conversion transactions that are reflected in our Consolidated Statements of Operations. Realized and unrealized transactional exchange gains and losses reflect actual and anticipated gains or losses recognized as the result of spot currency exchange transactions and transactions among the Company and its subsidiaries having different functional currencies. We recognized a net foreign exchange gain of $20,000 for the third quarter of fiscal 2008 compared with a net foreign exchange loss of $97,000 for the year-earlier quarter. For the first nine months of fiscal 2008 and 2007, we recognized net foreign exchange gains of $68,000 and $88,000, respectively. The U.S. dollar relative to the Canadian dollar weakened over the three months ended June 30, 2008 and 2007 and the nine months ended June 30, 2008, but strengthened slightly over the first nine months of fiscal 2007. Relative to the Pound Sterling, the U.S. dollar weakened over the three months ended June 30, 2008 and 2007 and the nine months ended June 30, 2007, but strengthened slightly over the first nine months of fiscal 2008. In all periods – the three and nine months ended June 30, 2008 and 2007 – the U.S. dollar weakened against the Euro. Because the most significant intercompany accounts payable are denominated in Euros, the Company recognized foreign exchange gains as these payables were revalued (unrealized gains) and repaid (realized gains) in U.S. dollars. Most significantly, during the first nine months of fiscal 2008, the U.S. dollar weakened 9% against the Euro. The offsetting net realized and unrealized foreign exchange losses were derived from intercompany activity denominated in Pounds Sterling and spot rate transactions in the Canadian dollar.

The Company experiences translational foreign currency exchange gains and losses, which are reflected in equity, with gains due to the weakening, and losses due to the strengthening, of the U.S. dollar against the currencies of our foreign subsidiaries and the resulting effect of currency translation on the valuation of the intercompany accounts and certain assets of the subsidiaries, which are denominated in U.S. dollars. The functional currency of the Canadian subsidiary is the U.S. dollar. The functional currencies of our subsidiaries in the United Kingdom and France are the Pound Sterling and the Euro, respectively. We anticipate continuing to have transactional and translational foreign currency exchange gains and losses from foreign operations in the future.

Income Taxes.

As a result of significant income tax loss carry-forwards, we expect to incur no income taxes for fiscal 2008, and on an interim basis for the third quarter and first nine months of fiscal 2008, we recognized no income tax expense or benefit. For the third quarter and first nine months of fiscal 2007, we recognized income tax expense related to alternative minimum tax of $8,000 and $14,000, respectively. As of June 30, 2008 and 2007, we had fully reserved deferred tax assets of $8.6 million and $7.4 million, respectively, recognizing that Delphax has incurred income tax losses in three of the last five fiscal years and has no assurance that this or future years will be profitable.

Loss per Share.

Basic and diluted loss per share was $0.75 and $0.06, for the three months ended June 30, 2008 and 2007, respectively. For the first nine months of fiscal 2008, basic and diluted loss per share was $1.09, compared with basic and diluted loss per share of $0.06 for the same period in fiscal 2007. The declines were primarily due to the $1.9 million restructuring charge and the $2.0 million inventory write-down taken in the third quarter of fiscal 2008, lower net sales, and higher net interest expense. Operating expenses excluding the charge for restructuring were flat for the first nine months of fiscal 2008 compared with the year earlier period, but lower for the three months ended June 30, 2008 compared with the year earlier quarter as a result of the restructuring. Net foreign exchange gains reduced the net loss in the third quarter of fiscal 2008 compared with the year-earlier quarter by approximately $117,000. However, for the nine months ended June 30, 2008, net foreign exchange gains were lower than the year earlier period by approximately $20,000.

Market Risk

Risk Related to Operations

Risks Related to Working Capital and Shareholder Liquidity

Availability of working capital. We depend for working capital on the availability of credit under our revolving senior credit facilities. The senior lender has a security interest in substantially all of the Company’s assets. Our ability to borrow under the credit facilities depends on: (i) maintaining a borrowing base of eligible accounts receivable and eligible inventory; (ii) complying with financial covenants concerning minimum net income and maximum inventory days on hand; and (iii) the senior lenders not declaring a default under the senior credit facilities. Effective June 30, 2008, we agreed with our senior lenders to amend the senior credit agreements. The amendments established new financial covenants through the remainder of fiscal 2008 that are based on a maximum net loss and maximum inventory days on hand. In addition, the amendments set the interest rate on our revolving loans at prime plus 2.5% and reduce the borrowing base. As of June 30, 2008, credit available under the senior credit facilities was $1.6 million more than debt outstanding. On August 7, 2008, Harland Clarke, our largest customer, acquired the interests of Wells Fargo in the underlying credit agreements. However, as discussed below, Harland Clarke could invoke the cross-default provisions of the senior credit agreements on the basis of the default which has been asserted by the Company’s subordinated lender. If Harland Clarke were to do so, or if we are unable to generate a sufficient borrowing base or to comply with the covenants and other requirements of the senior credit facilities, it could result in Harland Clarke suspending, reducing or terminating the availability of credit to the Company. This in turn could require the Company to suspend operations or seek protection in bankruptcy. We are in discussions with Harland Clarke concerning financial covenants for fiscal 2009. As of the time of this filing, it is unclear what the results of those discussions will be and whether they will be favorable to the Company. It is also unclear how such discussions will be affected, if at all, by Harland Clarke’s position as the Company’s largest customer. At this time we do not believe that the customer relationship will have an adverse effect on the lending relationship.

Alleged default on subordinated debt. In a letter to the Company dated May 7, 2008, the Company’s subordinated lender stated that the Company is in default under its securities purchase agreement and registration rights agreement with the subordinated lender, and that as a result the Company owes the subordinated lender monthly penalty payments under the registration rights agreement equal to 1% of the principal amount of the indebtedness in the first month and 2% per month thereafter. We have not disputed that the penalty payments are provided for in the registration rights agreement and have not been paid. However, the Company is blocked from making, and the subordinated lender is blocked from receiving, such payments under the terms of a subordination agreement with the Company’s senior lender. The subordination agreement also blocks the subordinated lender from taking any enforcement action under any of the agreements relating to the Company’s subordinated indebtedness for a period of 180 days, subject to certain exceptions. In November 2008 the subordinated lender will no longer be subject to this blockage period, and could take legal action against the Company.

NASDAQ delisting. On May 8, 2008, our common stock ceased trading on the NASDAQ Stock Market as a result of the bid price being below $1.00 per share for a period of time. The common stock now trades on the OTC Bulletin Board. This change may reduce the liquidity of the Company’s common stock.

Risks Related to Product Acceptance and Operations

Reliance on major customers. In fiscal 2007 and the first nine months of fiscal 2008, we had two significant customers, Harland Clarke and RR Donnelley. Net sales from these two customers have been significant to total net sales. The loss of, or a significant decrease in net sales to, either of these customers would have a material adverse effect on the Company’s financial condition and results of operation. Sales to Harland Clarke were $3.7 million in the third quarter of both fiscal 2008 and 2007, or 38% and 34% of total net sales for each period, respectively, and $10.9 million and $11.1 million, or 37% and 33% of total net sales, for the nine months ended June 30, 2008 and 2007, respectively. Sales to RR Donnelley were $1.6 million and $2.1 million, or 16% and 20% of total net sales, for the three months ended June 30, 2008 and 2007, respectively, and $5.5 million and $7.1 million, or 19% and 21% of total net sales, for the nine months ended June 30, 2008 and 2007, respectively. The declines in sales to RR Donnelley were primarily due to decreasing usage of legacy OEM equipment. This decline in revenues from RR Donnelley is expected to continue, although we cannot anticipate the rate of decline.

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

The Company’s net investment in its foreign subsidiaries, translated into U.S. dollars at the closing exchange rates, was $572,000 at June 30, 2008, compared with $3.0 million at September 30, 2007.

Substantial costs in Canadian dollars. We estimate that approximately 40% of our costs in any period (principally payroll and inventory acquisition costs) are paid in Canadian dollars. Substantially all of our manufacturing operations and our research and development activities are conducted by our Canadian subsidiary, which, unlike our other foreign subsidiaries, does not generate any cash inflows in its local currency. In periods where the U.S. dollar has declined, higher manufacturing costs and higher operating expenses are incurred in U.S. dollars for the same expenditures on a local currency basis. Declines in the U.S. dollar relative to the Canadian dollar have increased our operating costs. Based on current operating expense levels after the restructuring and prevailing exchange rates, 0.98 Canadian dollar to 1.00 U.S. dollar at June 30, 2008, a hypothetical 10% weakening of the U.S. dollar against the Canadian dollar, would increase our costs approximately $1.4 million to $1.9 million per year.

From time to time, the Company has entered into foreign exchange contracts as a hedge against specific foreign currency receivables. The Company did not enter into any foreign exchange contracts in the first nine months of fiscal 2008 or in fiscal 2007. However, strategies to reduce the magnitude of foreign exchange gains or losses will be considered if economical and practical.

Interest Rate Risk

Substantially all of our senior debt and the associated interest expense are sensitive to changes in the level of interest rates. A hypothetical 100 basis point (one percentage point) increase in interest rates would result in incremental interest expense of approximately $17,000 and $13,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $39,000 and $41,000 for the nine months ended June 30, 2008 and 2007, respectively.

Our secured subordinated debt is outstanding at a fixed interest rate of 12%.

Liquidity and Capital Resources

Working capital was $11.9 million at June 30, 2008, compared with $16.0 million at September 30, 2007. The $4.1 million decrease was primarily due to a $1.5 million decrease in inventory, an $839,000 decrease in accounts receivable and a $1.4 million increase in accrued compensation expenses. Inventory was written down by approximately $2.0 million in third quarter of fiscal 2008 due to the restructuring. The inventory valuation adjustment, substantially all related to CR Series inventory, was partially offset by inventory acquired to build Foliotronics on backorder and timing of consumables, spares and supplies inventory replenishment. The decrease in accounts receivable was primarily related to lower net sales in the third quarter of fiscal 2008, compared with the fourth quarter of fiscal 2007, as well as the timing of payment from customers. The increase in accrued compensation expense was primarily due to the restructuring accrual, higher by approximately $1.6 million at June 30, 2008 compared with September 30, 2007 and the timing of payroll, partially offset by bonuses accrued for fiscal 2007 performance but not for fiscal 2008 performance.

As of June 30, 2008, we were in compliance with the terms of the senior credit agreements as amended in February and July 2008. The amendments established new financial covenants effective June 30, 2008 and for the remainder of fiscal 2008 that are based on a maximum net loss and maximum inventory days on hand. In addition, the interest rate on our revolving loans was set at prime plus 2.5%. On August 7, 2008, Harland Clarke, our largest customer, acquired Wells Fargo’s interests in the underlying credit agreements. We are in discussions with Harland Clarke concerning financial covenants for fiscal 2009. As of the time of this filing, it is unclear what the results of those discussions will be and whether they will be favorable to the Company. It is also unclear how such discussions will be affected, if at all, by Harland Clarke’s position as the Company’s largest customer. At this time we do not believe that the customer relationship will have an adverse effect on the lending relationship.

In a letter to the Company dated May 7, 2008, the Company’s subordinated lender stated that the Company is in default under its securities purchase agreement and registration rights agreement with the subordinated lender, and that as a result the Company owes the subordinated lender monthly penalty payments under the registration rights agreement equal to 1% of the principal amount of the indebtedness in the first month and 2% per month thereafter. We have not disputed that the penalty payments are provided for in the registration rights agreement and have not been paid. However, the Company is blocked from making, and the subordinated lender is blocked from receiving, such payments under the terms of a subordination agreement with the Company’s senior lender. The subordination agreement also blocks the subordinated lender from taking any enforcement action under any of the agreements relating to the Company’s subordinated indebtedness for a period of 180 days, subject to certain exceptions. In November 2008 the subordinated lender will no longer be subject to this blockage period, and could take legal action against the

Company. As a result of the Company not making the penalty payments to the subordinated lender when due, the Company’s senior lenders could invoke the cross-default provisions of the senior credit agreements. As of August 7, 2008, Wells Fargo had not invoked the cross-default provisions of the senior credit agreements and we do not expect, but cannot assure, that Harland Clarke will not invoke these provisions in the near future. We are in discussions with Harland Clarke concerning financial covenants for fiscal 2009 and other potential loan amendments. As of the time of this filing, it is unclear what the results of those discussions will be and whether they will be favorable to the Company. It is also unclear how such discussions will be affected, if at all, by Harland Clarke’s position as the Company’s largest customer. At this time we do not believe that the customer relationship will have an adverse effect on the lending relationship.

Debt totaled approximately $12.9 million and $9.5 million as of June 30, 2008 and September 30, 2007, respectively, detailed as follows:

	June 30, 2008		September 30, 2007
	Balance Outstanding	Available Credit	Balance Outstanding	Available Credit
	(In thousands)
Senior credit facilities:
Term loans	$555	$—	$653	$—
Revolving loans, with limits of $13.0 million as of June 30, 2008 and September 30, 2007	6,462	1,582	3,494	5,939
Line of credit - France	—	—	70	—

Total bank credit facilities	7,017	1,582	4,217	5,939
Subordinated notes:
12% secured note, $7.0 million issued at a discount of $1.9 million amortized over the five-year term of the loan	5,292	—	5,091	—

Total debt, excluding capital leases	12,309	1,582	9,308	5,939
Capital leases	624	—	150	—

Total debt	$12,933	$1,582	$9,458	$5,939

During the second quarter of fiscal 2008, we entered into capital lease agreements for computer and communication equipment totaling approximately $567,000. As of June 30, 2008, we had no significant commitments for capital equipment additions.

In October 2007 and May 2008, we reduced our worldwide workforce with staff reductions in all areas of the Company, but primarily in sales and marketing and manufacturing. We incurred approximately $2.1 million in restructuring expense, $1.9 million in the third quarter of fiscal 2008, comprised solely of employee severance benefits to employees no longer providing services. As of June 30, 2008, our liability for severance benefits was $1.8 million, which we expect to pay out in declining amounts through June 2009.

Subject to the risks described above under “Risks Related to Working Capital and Shareholder Liquidity,” we expect availability under the credit facilities as amended in the third quarter of fiscal 2008 to be adequate to fund operations throughout fiscal 2008. We are discussing with our senior lender (Harland Clarke) new financial covenants for fiscal 2009 as required under the credit agreements. As of the time of this filing, it is unclear what the results of those discussions will be and whether they will be favorable to the Company. It is also unclear how such discussions will be affected, if at all, by Harland Clarke’s position as the Company’s largest customer. At this time we do not believe that the customer relationship will have an adverse effect on the lending relationship.

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

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

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

The subordinated note provides for 12% interest, of which 3% may at our option be paid in shares of our common stock, based on the market value of our common stock at the time of the quarterly interest payment. Market value is defined as the average closing prices of our common stock for the 20 trading days ending on the trading day prior to the determination date. On July 1, 2008, we issued 323,077 shares of our common stock in payment of $53,000 of accrued interest on the subordinated note. The shares issued on July 1, 2008 were issued in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

Item 5.	Other Information.

See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the subheading “Liquidity and Capital Resources” for discussion of a notice of default that the Company received from its subordinated lender in May 2008 and the Harland Clarke acquisition from Wells Fargo of the interests in our senior credit agreements in August 2008.

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

DELPHAX TECHNOLOGIES INC.
Registrant

Date August 13, 2008	/s/ Dieter P. Schilling
Dieter P. Schilling
President and Chief Executive Officer

Date August 13, 2008	/s/ Gregory S. Furness
Gregory S. Furness
Vice President, Finance and Chief Financial Officer
(Chief Financial Officer and Chief Accounting Officer)